Form 10-Q
period 2014-03-31
RR Donnelley & Sons Co
filed 2014-05-01
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

    Yes  ☐    No  ☒

As of April 25, 2014, 199.6 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS

Cash and cash equivalents	$308.4	$1,028.4
Receivables, less allowances for doubtful accounts of $47.6 in 2014 (2013—$44.8)	2,018.9	1,832.3
Inventories (Note 3)	581.7	501.2
Prepaid expenses and other current assets	269.3	199.7
Total current assets	3,178.3	3,561.6
Property, plant and equipment-net (Note 4)	1,699.6	1,430.1
Goodwill (Note 5)	1,735.5	1,436.3
Other intangible assets-net (Note 5)	502.3	315.9
Deferred income taxes	87.5	118.8
Other noncurrent assets	391.2	375.5
Total assets	$7,594.4	$7,238.2
LIABILITIES

Accounts payable	$1,104.9	$1,143.0
Accrued liabilities	815.1	814.8
Short-term and current portion of long-term debt (Note 14)	278.3	270.9
Total current liabilities	2,198.3	2,228.7
Long-term debt (Note 14)	3,627.2	3,587.0
Pension liabilities	233.0	245.2
Other postretirement benefits plan liabilities	171.0	174.1
Other noncurrent liabilities	479.4	349.5
Total liabilities	6,708.9	6,584.5
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	-	-
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 259.0 shares in 2014 (2013 – 243.0 shares)	323.7	303.7
Additional paid-in-capital	3,034.2	2,802.4
Accumulated deficit	(549.7)	(473.4)
Accumulated other comprehensive loss	(496.1)	(488.1)
Treasury stock, at cost, 59.4 shares in 2014 (2013 – 61.2 shares)	(1,446.2)	(1,512.8)
Total RR Donnelley shareholders’ equity	865.9	631.8
Noncontrolling interests	19.6	21.9
Total equity	885.5	653.7
Total liabilities and equity	$7,594.4	$7,238.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Products net sales	$2,225.7	$2,129.7
Services net sales	448.1	408.8
Total net sales	2,673.8	2,538.5

Products cost of sales (exclusive of depreciation and amortization)	1,745.9	1,668.3
Services cost of sales (exclusive of depreciation and amortization)	354.7	311.9
Total cost of sales	2,100.6	1,980.2

Products gross profit	479.8	461.4
Services gross profit	93.4	96.9
Total gross profit	573.2	558.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	316.5	282.2
Restructuring, impairment and other charges-net (Note 6)	45.2	22.7
Depreciation and amortization	115.5	113.6
Income from operations	96.0	139.8
Interest expense-net	71.0	62.8
Investment and other expense-net	4.6	3.5
Loss on debt extinguishment	77.1	35.6
Earnings (loss) before income taxes	(56.7)	37.9
Income tax expense (benefit)	(23.5)	12.6
Net earnings (loss)	(33.2)	25.3
Less: Loss attributable to noncontrolling interests	(4.2)	(1.8)
Net earnings (loss) attributable to RR Donnelley common shareholders	$(29.0)	$27.1

Net earnings (loss) per share attributable to RR Donnelley common shareholders (Note 10):

Basic net earnings (loss) per share	$(0.15)	$0.15
Diluted net earnings (loss) per share	$(0.15)	$0.15

Dividends declared per common share	$0.26	$0.26

Weighted average number of common shares outstanding (Note 10):
Basic	193.1	181.2
Diluted	193.1	182.9

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net earnings (loss)	$(33.2)	$25.3

Other comprehensive income (loss), net of tax (Note 11):
Translation adjustments	(9.0)	7.1
Adjustment for net periodic pension and other postretirement benefits plan cost	0.9	(0.9)
Change in fair value of derivatives	—	0.1
Other comprehensive income (loss)	(8.1)	6.3
Comprehensive income (loss)	(41.3)	31.6
Less: comprehensive loss attributable to noncontrolling interests	(4.3)	(1.8)

Comprehensive income (loss) attributable to RR Donnelley common shareholders	$(37.0)	$33.4

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net earnings (loss)	$(33.2)	$25.3
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Impairment charges	6.6	4.1
Depreciation and amortization	115.5	113.6
Provision for doubtful accounts receivable	2.4	2.7
Share-based compensation	3.8	4.0
Deferred income taxes	(3.2)	(8.8)
Changes in uncertain tax positions	(2.9)	0.8
Loss (gain) on investments and other assets—net	(0.8)	0.3
Loss related to Venezuela currency remeasurement	21.8	3.2
Loss on debt extinguishment	77.1	35.6
Net pension and other postretirement benefits plan income	(11.3)	(4.6)
Gain on bargain purchase	(16.6)	—
Other	6.4	4.5
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	23.1	8.9
Inventories	6.1	4.6
Prepaid expenses and other current assets	(9.1)	(0.7)
Accounts payable	(145.0)	(170.2)
Income taxes payable and receivable	(33.1)	(11.1)
Accrued liabilities and other	(73.8)	(99.5)
Pension and other postretirement benefits plan contributions	(14.2)	(8.5)
Net cash used in operating activities	(80.4)	(95.8)
INVESTING ACTIVITIES
Capital expenditures	(49.0)	(37.9)
Acquisitions of businesses, net of cash acquired	(381.6)	0.3
Disposition of business	1.7	—
Proceeds from sale of investments and other assets	1.5	1.1
Other investing activities	—	3.4
Net cash used in investing activities	(427.4)	(33.1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	400.0	447.8
Net change in short-term debt	0.1	3.8
Payments of current maturities and long-term debt	(552.5)	(386.5)
Net proceeds from credit facility borrowings	10.0	—
Debt issuance costs	(6.2)	(7.8)
Dividends paid	(47.3)	(46.9)
Other financing activities	(0.9)	(6.7)
Net cash provided by (used in) financing activities	(196.8)	3.7
Effect of exchange rate on cash and cash equivalents	(15.4)	(2.6)
Net decrease in cash and cash equivalents	(720.0)	(127.8)
Cash and cash equivalents at beginning of year	1,028.4	430.7
Cash and cash equivalents at end of period	$308.4	$302.9

Supplemental non-cash disclosure:
Issuances of 17.0 million shares of RR Donnelley stock for acquisitions of businesses	$319.0	$—

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2013 filed with the SEC on February 26, 2014 and February 27, 2014, respectively. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Acquisitions and Dispositions

On March 25, 2014, the Company acquired substantially all of the North American operations of Esselte Corporation (“Esselte”), a developer and manufacturer of nationally branded and private label office and stationery products. The acquisition, combined with the Company’s existing products, created a more competitive and efficient office products supplier capable of supplying enhanced offerings across the combined customer base. The purchase price for Esselte was $78.2 million in cash and 1.0 million shares of RR Donnelley common stock, or a total transaction value of $96.5 million based on the Company’s closing share price on March 24, 2014. Esselte’s operations are included in the Variable Print segment.

On March 10, 2014, the Company acquired the assets of MultiCorpora R&D Inc. and MultiCorpora International Inc. (together “MultiCorpora”) for approximately $6.1 million.  MultiCorpora is an international provider of translation technology solutions. The acquisition of MultiCorpora expanded the capabilities of the Company’s translation services offering which supports clients’ multi-lingual communications. MultiCorpora’s operations are included in the Strategic Services segment.

On January 31, 2014, the Company acquired Consolidated Graphics, Inc. (“Consolidated Graphics”), a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, with operations in North America, Europe and Asia. The acquisition enhanced the Company’s ability to provide integrated communications solutions for its customers. The purchase price for Consolidated Graphics was $359.9 million in cash and 16.0 million shares of RR Donnelley common stock, or a total transaction value of $660.6 million based on the Company’s closing share price on January 30, 2014, plus the assumption of Consolidated Graphics’ debt of $118.4 million.  Immediately following the acquisition, the Company repaid substantially all of the debt assumed.  Consolidated Graphics’ operations are included in the Variable Print segment.

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services, for net proceeds of $1.7 million and a loss of $0.8 million.  The operations of the GRES business were included in the International segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For the three months ended March 31, 2014, the Company’s Condensed Consolidated Financial Statements included net sales of $157.9 million and an operating loss of $21.7 million related to the Consolidated Graphics acquisition, including restructuring, impairment and other charges of $17.1 million and a charge of $12.1 million resulting from an inventory purchase accounting adjustment.  Operating results for Esselte were not included in the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2014, as they were not material to the Condensed Consolidated Financial Statements.

For the three months ended March 31, 2014, the Company recorded $7.7 million of acquisition-related expenses associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Esselte, MultiCorpora and Consolidated Graphics acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date.  The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The goodwill is primarily attributable to the synergies expected to arise as a result of the acquisitions.

For Esselte, the preliminary fair value of the identifiable net assets acquired of approximately $113.1 million exceeded the purchase price of $96.5 million, resulting in a bargain purchase gain of $16.6 million, which was recorded in net investment and other expense for the three months ended March 31, 2014.  The gain on the bargain purchase was primarily attributable to the Company’s ability to utilize certain tax operating losses.

The purchase price allocations for Esselte and Consolidated Graphics are preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process.  The primary areas that are not yet finalized relate to the completion of the independent valuations of the property, plant and equipment acquired and other intangible assets, the acquired tax assets as the tax returns have yet to be completed and filed and certain accrued liabilities.  For Esselte, any changes to the fair value assessments will affect the gain on the bargain purchase.  The final purchase price allocations may differ from what is currently reflected in the condensed consolidated financial statements.

MultiCorpora’s purchase price allocation is also preliminary, as the Company is still in the process of obtaining data to finalize the estimated fair values of certain account balances.

The preliminary tax deductible goodwill related to the Consolidated Graphics, Esselte and MultiCorpora acquisitions was $73.5 million.

Based on the current valuations, the preliminary purchase price allocations for these acquisitions were as follows:

Accounts receivable	$241.1
Inventories	89.8
Prepaid expenses and other current assets	14.0
Property, plant and equipment	341.4
Other intangible assets	205.3
Other noncurrent assets	7.4
Goodwill	298.8
Accounts payable and accrued liabilities	(211.2)
Other noncurrent liabilities	(56.6)
Deferred taxes-net	(94.4)
Total purchase price-net of cash acquired	835.6
Less: debt assumed	118.4
Less: value of common stock issued	319.0
Less: gain on the bargain purchase	16.6
Net cash paid	$381.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The fair values of other intangible assets and goodwill associated with the acquisitions of Esselte, MultiCorpora and Consolidated Graphics were determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$178.1	Excess earnings	Discount rate Attrition rate	19.0% - 21.0% 5.0%

Trade names	26.5	Relief-from-royalty method	Discount rate Royalty rate (after-tax)	19.0% 0.5% - 1.5%

The fair values of property, plant and equipment associated with the Consolidated Graphics, Esselte, and MultiCorpora acquisitions were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the cost or market approach, if a secondhand market existed.

2013 Disposition

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France, for a loss of $17.9 million, which was recognized in net investment and other expense (income) in the Consolidated Statements of Operations. The loss included cash incentive payments due to the purchaser of $18.8 million, of which $12.0 million was paid as of March 31, 2014. The operations of the MRM France business were included in the International segment.

For the three months ended March 31, 2013, the Company recorded $1.0 million of acquisition-related expenses associated with acquisitions contemplated within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2014 and 2013 presents the combined results of operations of the Company and the 2014 acquisitions described above, as if the acquisitions had occurred at January 1, 2013.

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

	Three Months Ended March 31,
	2014	2013
Net sales	$2,826.6	$2,858.6
Net earnings (loss) attributable to RR Donnelley common shareholders	(17.7)	8.7
Net earnings (loss) per share attributable to RR Donnelley common shareholders:
Basic	$(0.09)	$0.04
Diluted	$(0.09)	$0.04

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The unaudited pro forma financial information for the three months ended March 31, 2014 and 2013 includes $20.5 million and $21.5 million, respectively, for the amortization of purchased intangibles.  The unaudited pro forma financial information includes restructuring, impairment and other charges from operations of $30.1 million and $39.0 million for the three months ended March 31, 2014 and 2013, respectively.  Additionally, the pro forma adjustments affecting net earnings (loss) attributable to RR Donnelley common shareholders for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Depreciation and amortization of purchased assets, pre-tax	$(0.2)	$(1.9)
Acquisition-related expenses, pre-tax	18.6	(16.6)
Restructuring, impairment and other charges, pre-tax	17.1	(16.2)
Inventory fair value adjustments, pre-tax	12.1	(14.3)
Other pro forma adjustments, pre-tax	(10.6)	9.9
Income taxes	(10.2)	18.4

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Raw materials and manufacturing supplies	$266.0	$212.6
Work in process	164.4	145.2
Finished goods	244.6	235.4
LIFO reserve	(93.3)	(92.0)
Total	$581.7	$501.2

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Land	$117.5	$94.3
Buildings	1,228.7	1,160.6
Machinery and equipment	6,255.8	6,024.0
	7,602.0	7,278.9
Accumulated depreciation	(5,902.4)	(5,848.8)
Total	$1,699.6	$1,430.1

During the three months ended March 31, 2014 and 2013, depreciation expense was $87.9 million and $88.5 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $23.9 million and $18.5 million at March 31, 2014 and December 31, 2013, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows:

	Publishing and Retail Services	Variable Print	Strategic Services	International	Total
Net book value at December 31, 2013
Goodwill	$688.0	$1,638.6	$1,005.4	$1,275.9	$4,607.9
Accumulated impairment losses	(669.9)	(1,105.2)	(243.5)	(1,153.0)	(3,171.6)
Total	18.1	533.4	761.9	122.9	1,436.3
Acquisitions	—	295.9	2.9	—	298.8
Foreign exchange and other adjustments	—	0.7	—	(0.3)	0.4
Net book value at March 31, 2014
Goodwill	688.0	1,935.2	1,008.6	1,265.8	4,897.6
Accumulated impairment losses	(669.9)	(1,105.2)	(243.8)	(1,143.2)	(3,162.1)
Total	$18.1	$830.0	$764.8	$122.6	$1,735.5

The components of other intangible assets at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$906.4	$(465.6)	$440.8	$728.8	$(448.5)	$280.3
Patents	98.3	(98.3)	—	98.3	(98.3)	—
Trademarks, licenses and agreements	32.0	(28.7)	3.3	31.4	(28.2)	3.2
Trade names	44.9	(13.6)	31.3	27.1	(12.8)	14.3
Total amortizable other intangible assets	1,081.6	(606.2)	475.4	885.6	(587.8)	297.8
Indefinite-lived trade names	26.9	—	26.9	18.1	—	18.1
Total other intangible assets	$1,108.5	$(606.2)	$502.3	$903.7	$(587.8)	$315.9

The Company recorded additions to other intangible assets of $205.3 million for acquisitions during the three months ended March 31, 2014.

The components of other intangible assets added during the three months ended March 31, 2014 were as follows:

	March 31, 2014
	Amount	Weighted Average Amortization Period
Customer relationships	$178.1	9.7
Trade names (amortizable)	17.7	10.0
Trade names (indefinite-lived)	8.8	n/a
Non-compete agreements	0.7	3.0
Total additions	$205.3

Amortization expense for other intangible assets was $18.3 million and $16.3 million for the three months ended March 31, 2014 and 2013, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets as of March 31, 2014:

For the year ending December 31,	Amount
2014	$79.0
2015	78.2
2016	59.5
2017	53.0
2018	47.8
2019 and thereafter	176.2
Total	$493.7

6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended March 31, 2014 and 2013, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended March 31, 2014	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Publishing and Retail Services	$0.2	$2.1	$2.3	$2.2	$16.3	$20.8
Variable Print	11.1	0.9	12.0	4.5	4.1	20.6
Strategic Services	1.0	0.5	1.5	—	0.1	1.6
International	1.1	0.5	1.6	—	—	1.6
Corporate	0.5	0.1	0.6	—	—	0.6
Total	$13.9	$4.1	$18.0	$6.7	$20.5	$45.2
Three Months Ended March 31, 2013	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Publishing and Retail Services	$3.5	$6.6	$10.1	$3.2	$—	$13.3
Variable Print	1.4	1.0	2.4	0.3	—	2.7
Strategic Services	—	0.7	0.7	0.4	—	1.1
International	1.7	0.5	2.2	(0.2)	—	2.0
Corporate	2.2	1.0	3.2	0.4	—	3.6
Total	$8.8	$9.8	$18.6	$4.1	$—	$22.7

Restructuring and Impairment Charges

For the three months ended March 31, 2014, the Company recorded net restructuring charges of $13.9 million for employee termination costs for 278 employees, of whom 87 were terminated as of March 31, 2014. These charges primarily related to the integration of Consolidated Graphics, including the closure of three Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $4.1 million for the three months ended March 31, 2014. For the three months ended March 31, 2014, the Company also recorded $6.7 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

For the three months ended March 31, 2013, the Company recorded net restructuring charges of $8.8 million for employee termination costs for 393 employees, all of whom were terminated as of March 31, 2014. These charges primarily related to the closing of one manufacturing facility within each of the Publishing and Retail Services and Variable Print segments and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $9.8 million for the three months ended March 31, 2013, including charges related to multi-employer pension plan withdrawal obligations.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company also recorded $4.1 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings for the three months ended March 31, 2013. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Other Charges

For the three months ended March 31, 2014, the Company recorded other charges of $20.5 million as a result of its decision to withdraw from certain multi-employer pension plans.  These charges for multi-employer pension plan withdrawal obligations, unrelated to facility closures, represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. The liabilities for these withdrawal obligations included $3.8 million and $88.2 million in accrued liabilities and other noncurrent liabilities, respectively, as of March 31, 2014.

It is reasonably possible that the Company will withdraw from the remaining multi-employer pension plans in the near term, with a potential liability ranging from $5 million to $10 million in the aggregate. The Company’s withdrawal liability may be disproportionate to its current costs of continuing to participate in the plans and could be affected by the financial stability of other employers participating in the plans and any decision by other participating employers to withdraw from the plans in the future.  While it is not possible to quantify the potential impact of future events or circumstances, further reductions in participation or withdrawals from multi-employer pension plans could have a material impact on the Company’s consolidated annual results of operations, financial position or cash flows.

Restructuring Reserve

The restructuring reserve as of December 31, 2013 and March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

	December 31, 2013	Restructuring Charges	Foreign Exchange and Other	Cash Paid	March 31, 2014
Employee terminations	$19.7	$13.9	$1.3	$(6.9)	$28.0
Multi-employer pension plan withdrawal obligations	36.8	0.5	—	(1.2)	36.1
Lease terminations and other	21.1	3.6	(0.1)	(6.3)	18.3
Total	$77.6	$18.0	$1.2	$(14.4)	$82.4

The current portion of restructuring reserves of $36.1 million at March 31, 2014 was included in accrued liabilities, while the long-term portion of $46.3 million, primarily related to multi-employer pension plan complete or partial withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at March 31, 2014.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March 2015.

Payments on all of the Company’s multi-employer pension plan complete or partial withdrawal obligations are scheduled to be substantially completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multi-employer pension plan withdrawals.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Pension (income) expense
Service cost	$0.5	$0.8
Interest cost	47.7	44.6
Expected return on plan assets	(63.1)	(60.6)
Amortization, net	7.8	12.6
Net pension income	$(7.1)	$(2.6)
Other postretirement benefits plan (income) expense
Service cost	$1.1	$1.8
Interest cost	4.2	4.1
Expected return on plan assets	(3.1)	(3.0)
Amortization, net	(6.4)	(4.9)
Net other postretirement benefits plan income	$(4.2)	$(2.0)

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $3.8 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively.

Stock Options

There were no options granted during the three months ended March 31, 2014 and 2013.

Stock option awards as of December 31, 2013 and March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2013	4,139	$19.39	5.6	$21.2
Exercised	(118)	10.39
Cancelled/forfeited/expired	(109)	27.92
Outstanding at March 31, 2014	3,912	19.43	5.5	14.8
Vested and expected to vest at March 31, 2014	3,885	19.47	5.4	14.7
Exercisable at March 31, 2014	1,395	$9.05	5.9	$12.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2014 and December 31, 2013, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2014 and December 31, 2013. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three months ended March 31, 2014 was $1.0 million. There were no options exercised during the three months ended March 31, 2013. Excess tax benefits

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

on stock option exercises, shown as financing cash inflows in the Condensed Consolidated Statements of Cash Flows were $0.3 million for the three months ended March 31, 2014.

Compensation expense related to stock options for the three months ended March 31, 2014 and 2013 was $0.3 million and $0.4 million, respectively. As of March 31, 2014, $1.4 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2013 and March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	2,495	$11.97
Granted	582	16.82
Vested	(1,020)	13.59
Forfeited	(3)	16.43
Nonvested at March 31, 2014	2,054	$12.53

Compensation expense related to restricted stock units for the three months ended March 31, 2014 and 2013 was $2.9 million and $3.2 million, respectively. As of March 31, 2014, there was $21.1 million of unrecognized share-based compensation expense related to approximately 1.9 million of restricted stock unit awards, with a weighted average grant date fair market value of $12.54, that are expected to vest over a weighted average period of 2.6 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Excess tax benefits on restricted stock units that vested, shown as financing cash inflows in the Condensed Consolidated Statements of Cash Flows, were $2.2 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

Performance Share Units

Nonvested performance share unit awards as of December 31, 2013 and March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	953	$10.81
Granted	319	16.46
Expired	(114)	15.54
Vested	(121)	15.54
Nonvested at March 31, 2014	1,037	$11.48

During the three months ended March 31, 2014, 319,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2014 through December 31, 2016. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the three months ended March 31, 2014 range from 154,500 to 319,000 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including termination without cause, death, permanent disability or retirement of the grantee or a change in control of the Company.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Compensation expense for the performance share unit awards granted in 2014, 2013, and 2012 is being recognized based on the maximum estimated payout of 319,000, 485,000, and 233,000 shares, for each respective period.  Compensation expense for awards granted during 2011 was recognized based on the achieved target of 52%, or 121,431 shares, which were distributed during the three months ended March 31, 2014. Compensation expense related to performance share unit awards for the three months ended March 31, 2014 and 2013 was $0.6 million and $0.4 million, respectively. As of March 31, 2014, there was $8.2 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 2.4 years.

9. Equity

The Company’s equity as of December 31, 2013 and March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$631.8	$21.9	$653.7
Net loss	(29.0)	(4.2)	(33.2)
Other comprehensive income (loss)	(8.0)	(0.1)	(8.1)
Share-based compensation	3.8	—	3.8
Issuances of common stock	300.7	—	300.7
Issuances of treasury stock	18.3	—	18.3
Issuance of share-based awards, net of withholdings and other	(4.4)	—	(4.4)
Cash dividends paid	(47.3)	—	(47.3)
Noncontrolling interests in acquired business	—	2.7	2.7
Distributions to noncontrolling interests	—	(0.7)	(0.7)
Balance at March 31, 2014	$865.9	$19.6	$885.5

During the three months ended March 31, 2014, the Company issued stock in conjunction with the Consolidated Graphics and Esselte acquisitions with closing date values of $300.7 million and $18.3 million, respectively.

The Company’s equity as of December 31, 2012 and March 31, 2013, and changes during the three months ended March 31, 2013, were as follows:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$52.8	$15.9	$68.7
Net earnings (loss)	27.1	(1.8)	25.3
Other comprehensive income	6.3	—	6.3
Share-based compensation	4.0	—	4.0
Issuance of share-based awards, net of withholdings and other	(6.2)	—	(6.2)
Cash dividends paid	(46.9)	—	(46.9)
Distributions to noncontrolling interests	—	(0.8)	(0.8)
Balance at March 31, 2013	$37.1	$13.3	$50.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

10. Earnings per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to RR Donnelley common shareholders by the weighted average number of common shares outstanding for the period. In computing diluted earnings (loss) per share, basic earnings (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units and performance share units. Performance share units are considered anti-dilutive and excluded if the performance targets upon which the issuance of the shares is contingent have not yet been achieved and the respective performance period has not been completed as of the end of the current period. Additionally, stock options are considered anti-dilutive when the exercise price exceeds the average of the Company’s stock price during the applicable period.

During the three months ended March 31, 2014 and 2013, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards.

The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Net earnings (loss) per share attributable to RR Donnelley common shareholders
Basic	$(0.15)	$0.15
Diluted	$(0.15)	$0.15
Dividends declared per common share	$0.26	$0.26
Numerator:
Net earnings (loss) attributable to RR Donnelley common shareholders	$(29.0)	$27.1
Denominator:
Weighted average number of common shares outstanding	193.1	181.2
Dilutive options and awards	—	1.7
Diluted weighted average number of common shares outstanding	193.1	182.9
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	2.3	1.6
Performance share units	1.0	0.6
Stock options	4.1	4.4
Total	7.4	6.6

11. Comprehensive Income

Income tax expense allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31, 2014
	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(9.0)	$—	$(9.0)
Adjustment for net periodic pension and other postretirement benefits plan cost	1.4	0.5	0.9
Change in fair value of derivatives	0.1	0.1	—
Other comprehensive income (loss)	$(7.5)	$0.6	$(8.1)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended March 31, 2013
	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$7.1	$—	$7.1
Adjustment for net periodic pension and other postretirement benefits plan cost	7.8	8.7	(0.9)
Change in fair value of derivatives	0.1	—	0.1
Other comprehensive income	$15.0	$8.7	$6.3

Accumulated other comprehensive income (loss) by component as of December 31, 2013 and March 31, 2014, and changes for the three months ended March 31, 2014, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2013	$(0.2)	$(521.4)	$33.5	$(488.1)
Other comprehensive loss before reclassifications	—	—	(8.9)	(8.9)
Amount reclassified from accumulated other comprehensive loss	—	0.9	—	0.9
Net change in accumulated other comprehensive loss	—	0.9	(8.9)	(8.0)
Balance at March 31, 2014	$(0.2)	$(520.5)	$24.6	$(496.1)

 Accumulated other comprehensive income (loss) by component as of December 31, 2012 and March 31, 2013, and changes for the three months ended March 31, 2013, were as follows:

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		Classification in the Condensed Consolidated Statements of Operations
	2014	2013
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$7.8	$12.6	(a)
Net prior service credit	(6.4)	(4.9)	(a)
Reclassifications before tax	1.4	7.7
Income tax expense	0.5	2.9
Reclassifications, net of tax	$0.9	$4.8

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefits plan expense (income) and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages the Company’s cash pooling structures, which enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the Condensed Consolidated Financial Statements.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2014
Publishing and Retail Services	$643.5	$(0.8)	$642.7	$9.9	$1,303.6	$37.7	$11.9
Variable Print	809.0	(16.9)	792.1	27.7	2,723.6	35.1	10.4
Strategic Services	650.6	(30.9)	619.7	55.4	1,427.0	16.1	9.9
International	639.4	(20.1)	619.3	30.2	1,919.5	24.9	12.0
Total operating segments	2,742.5	(68.7)	2,673.8	123.2	7,373.7	113.8	44.2
Corporate	—	—	—	(27.2)	220.7	1.7	4.8
Total operations	$2,742.5	$(68.7)	$2,673.8	$96.0	$7,594.4	$115.5	$49.0
Three months ended March 31, 2013
Publishing and Retail Services	$666.0	$(1.6)	$664.4	$21.8	$1,439.2	$43.4	$12.5
Variable Print	663.8	(15.4)	648.4	57.4	1,602.5	27.9	10.9
Strategic Services	627.7	(35.7)	592.0	58.0	1,445.1	14.8	0.6
International	657.4	(23.7)	633.7	27.9	1,962.3	25.9	11.0
Total operating segments	2,614.9	(76.4)	2,538.5	165.1	6,449.1	112.0	35.0
Corporate	—	—	—	(25.3)	557.7	1.6	2.9
Total operations	$2,614.9	$(76.4)	$2,538.5	$139.8	$7,006.8	$113.6	$37.9

Restructuring, impairment and other charges by segment for the three months ended March 31, 2014 and 2013 are described in Note 6.

13. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in twelve active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate ten other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

14. Debt

The Company’s debt at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Borrowings under the Credit Agreement	$10.0	$—
4.95% senior notes due April 1, 2014	258.2	258.2
5.50% senior notes due May 15, 2015	200.0	200.0
8.60% senior notes due August 15, 2016	218.8	218.7
6.125% senior notes due January 15, 2017	250.9	250.8
7.25% senior notes due May 15, 2018	250.0	350.0
11.25% debentures due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	239.0	450.0
7.625% senior notes due June 15, 2020	350.0	400.0
7.875% senior notes due March 15, 2021	448.0	448.0
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	400.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	—
6.625% debentures due April 15, 2029	199.4	199.4
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	9.1	10.7
Total debt	3,905.5	3,857.9
Less: current portion	(278.3)	(270.9)
Long-term debt	$3,627.2	$3,587.0
(a)	As of March 31, 2014 and December 31, 2013, the interest rate on the 11.25% senior notes due February 1, 2019 was 12.75% as a result of downgrades in the ratings of the notes by the rating agencies.
(b)

Includes miscellaneous debt obligations, fair value adjustments to the 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $400.0 million and $343.4 million at March 31, 2014 and December 31, 2013, respectively.

The weighted average interest rate on borrowings under the Company’s $1.15 billion senior secured revolving credit facility (the “Credit Agreement”) during the three months ended March 31, 2014 and 2013 was 2.1% and 2.2%, respectively.

On March 20, 2014, the Company issued $400.0 million of 6.00% senior notes due April 1, 2024.  Interest on the notes is payable semi-annually on April 1 and October 1, commencing on October 1, 2014.  The net proceeds from the offering along with borrowings under the Credit Agreement were used to repurchase $211.0 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018, and $50.0 million of the 7.625% senior notes due June 15, 2020.  The repurchases resulted in a pre-tax loss on debt extinguishment of $77.1 million for the three months ended March 31, 2014 related to

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

the premiums paid, unamortized debt issuance costs, elimination of the $2.8 million fair value adjustment on the 8.25% senior notes and other expenses.

On November 12, 2013, the Company issued $350.0 million of 6.50% senior notes due November 15, 2023.  Interest on the notes is payable semi-annually on May 15 and November 15, commencing on May 15, 2014.  The net proceeds from the offering, along with cash on hand, were used to finance the cash portion of the acquisition of Consolidated Graphics.

On August 26, 2013, the Company issued $400.0 million of 7.00% senior notes due February 15, 2022. Interest on the notes commenced on February 15, 2014 and is payable semi-annually on February 15 and August 15 of each year. The net proceeds from the offering were used to repurchase $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017. The repurchases resulted in a pre-tax loss on debt extinguishment of $46.3 million for the year ended December 31, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses.

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

   Interest income was $2.5 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain assets and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional amount of the forward contracts at March 31, 2014 and December 31, 2013 was $394.2 million and $372.1 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating-rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional amount of $400.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which were attributable to changes in the benchmark interest rate.  During March 2014, the Company repurchased $211.0 million of the 8.25% senior notes due March 15, 2019, and related interest rate swaps with a notional amount of $210.0 million were terminated, resulting in payments of $4.2 million for the fair value of the interest rate swaps.  As a result of the termination, the remaining notional amount of the interest rate swap agreements as of March 31, 2014 was $190.0 million. The interest rate swaps were designated as fair value hedges against changes in the value of $239.0 million of the Company’s 8.25% senior notes due March 15, 2019.

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $600.0 million of its fixed-rate senior notes to a floating-rate LIBOR plus a basis point spread. The interest rate swaps, with a notional amount of $600.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 1, 2014, which were attributable to changes in the benchmark interest rate. During March 2012, the Company repurchased $341.8 million of the 4.95% senior notes due April 1, 2014, and related interest rate swaps with a notional amount of $342.0 million were terminated, resulting in proceeds of $11.0 million for the fair value of the interest rate swaps. As a result of the termination, the remaining notional amount of the interest rate swap agreements as of March 31, 2014 was $258.0 million. The interest rates swaps were designated as fair value hedges against changes in the value of $258.2 million of the Company’s 4.95% senior notes due April 1, 2014.

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

At March 31, 2014 and December 31, 2013, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	March 31, 2014	December 31, 2013
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.6	$0.4
Accrued liabilities	1.5	1.5
Derivatives designated as fair value hedges
Prepaid expenses and other current assets	$—	$1.3
Other noncurrent liabilities	3.2	9.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The gross and net amounts of foreign exchange forward contracts and interest rate swaps recognized in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.6	$—	$0.6	$(0.4)	$0.2
Interest rate swaps	—	—	—	—	—
Total	$0.6	$—	$0.6	$(0.4)	$0.2
Liabilities
Foreign exchange forward contracts reported gross	$1.5	$—	$1.5	$—	$1.5
Interest rate swaps	3.2	—	3.2	(0.4)	2.8
Total	$4.7	$—	$4.7	$(0.4)	$4.3

December 31, 2013	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.4	$—	$0.4	$(0.4)	$—
Interest rate swaps	1.3	—	1.3	(0.2)	1.1
Total	$1.7	$—	$1.7	$(0.6)	$1.1

Liabilities
Foreign exchange forward contracts reported gross	$1.5	$—	$1.5	$(0.2)	$1.3
Interest rate swaps	9.1	—	9.1	(0.4)	8.7
Total	$10.6	$—	$10.6	$(0.6)	$10.0

The pre-tax gains related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 were as follows:

	Classification of Gain Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2014	2013
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(0.4)	$(12.8)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three months ended March 31, 2014 and 2013 were as follows:

	Classification of (Gain) Loss Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2014	2013
Fair Value Hedges
Interest rate swaps	Investment and other expense - net	$(0.1)	$4.3
Hedged items	Investment and other expense – net	(0.6)	(3.7)
Total (gain) loss recognized as ineffectiveness in the condensed consolidated statements of operations	Investment and other expense - net	$(0.7)	$0.6

The Company also recognized a net reduction to interest expense of $2.3 million for the three months ended March 31, 2014 and 2013, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities required to be adjusted to fair value on a recurring basis are pension and other postretirement benefits plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of March 31, 2014 and December 31, 2013. See Note 14 for the fair value of the Company’s debt, which is recorded at book value.

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

The fair value as of the measurement date, net book value as of March 31, 2014 and 2013 and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014		As of March 31, 2014
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$4.7	$5.8	$5.7
Long-lived assets held for sale or disposal	1.9	4.2	3.9
Total	$6.6	$10.0	$9.6

	Three Months Ended March 31, 2013		As of March 31, 2013
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$3.6	$1.6	$1.6
Long-lived assets held for sale or disposal	1.1	0.4	—
Total	$4.7	$2.0	$1.6

The fair value of long-lived assets held for sale that were remeasured during the three months ended March 31, 2014 were reduced by estimated costs to sell of $0.3 million. There were no estimated costs to sell related to long-lived assets held for sale that were remeasured during the three months ended March 31, 2013.

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

17. Venezuela Currency Remeasurement

Since January 1, 2010, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index has exceeded 100%. As a result, Venezuela’s economy is considered highly inflationary and the financial statements of the Company’s Venezuelan subsidiaries are remeasured as if the functional currency were the U.S. Dollar. Prior to March 31, 2014, the financial statements were remeasured based on the official rate determined by the government of Venezuela. On February 8, 2013, the government of Venezuela changed its primary fixed exchange rate from 4.3 Bolivars per U.S. Dollar to 6.3 Bolivars per U.S. Dollar, devaluing the Bolivar by 32%. This devaluation resulted in a pre-tax loss of $3.2 million ($2.0 million after-tax), of which $1.0 million was recognized as a loss attributable to noncontrolling interests during the three months ended March 31, 2013.

During the three months ended March 31, 2014, the Venezuelan government expanded the operation of the Supplementary System for the Administration of Foreign Currency (“SICAD 1”) currency exchange mechanism for use with certain transactions. In addition, the Venezuelan government also began operating the SICAD 2 exchange which the government indicated is available to all entities for all transactions.  The Venezuelan government has indicated that the official rate of 6.3 Bolivars per U.S. Dollar will be reserved only for settlement of U.S. Dollar denominated purchases of “essential goods and services.”  As of March 31, 2014, the SICAD 1 and SICAD 2 exchange rates were 10.7 and 49.8 Bolivars per U.S. Dollar, respectively.  While there is considerable uncertainty as to the nature, amount and timing of transactions that will be settled through SICAD 1 and SICAD 2, effective as of March 31, 2014, certain assets of the Company’s Venezuelan subsidiaries were remeasured at the SICAD 2 rate as the Company believes those assets will ultimately be utilized to settle U.S. Dollar denominated liabilities using SICAD 2.  Remaining net monetary assets were remeasured at the SICAD 1 rate, as the Company believes SICAD 1 will be applicable for future transactions, and dividend remittances, if any, from the Company’s Venezuelan subsidiaries.  As a result of the remeasurement at the SICAD 1 and SICAD 2 rates, during the three months ended March 31, 2014, a pre-tax loss of $21.8 million ($14.9 million after-tax) was recognized in net investment and other expense, of which $7.1 million was included in loss attributable to noncontrolling interests.

Because the SICAD exchanges are auction-based and auctions are held periodically during each quarter, the exchange rates available through SICAD will fluctuate over time, which will cause additional remeasurements of the Company’s Venezuelan subsidiaries’ local currency-denominated net monetary assets and further impact ongoing results. The operating results of the Venezuelan subsidiaries, one of which is the operating entity and a 50.1% owned joint venture, are not significant to the Company’s consolidated results of operations.

18. New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements.  ASU 2014-08 will be effective for the Company in the first quarter of 2015. The adoption of ASU 2014-08 may impact whether future disposals qualify as discontinued operations and therefore could impact the Company’s financial statement presentation and disclosures.

In January 2014, the FASB issued Accounting Standards Update No. 2014-01 “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects” (“ASU 2014-01”), which modifies the criteria an entity must meet in order  to account for its investments in qualified affordable housing projects using the proportional amortization method. ASU 2014-01 will be effective for the Company in the first quarter of 2015. The adoption of ASU 2014-01 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 was effective for and adopted by the Company in the first quarter of 2014. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), which requires the release of cumulative translation adjustments into net income when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. ASU 2013-05 was effective for and adopted by the Company in the first quarter of 2014. The adoption of ASU 2013-05 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU 2013-04”), which requires the measurement of joint and several liability arrangements, when the total amount of the obligation is fixed as of the reporting date, as the sum of the amount the entity has agreed to pay as well as any additional amounts expected to be paid on behalf of co-obligors. ASU 2013-04 was effective for and adopted by the Company in the first quarter of 2014. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Business Acquisitions and Dispositions

On March 25, 2014, the Company acquired substantially all of the North American operations of Esselte Corporation (“Esselte”), a developer and manufacturer of nationally branded and private label office and stationery products.  The purchase price was $78.2 million in cash and 1.0 million shares of RR Donnelley common stock, or a total transaction value of $96.5 million based on the Company’s closing share price on March 24, 2014.  Esselte’s operations are included in the Variable Print segment.

On March 10, 2014, the Company acquired the assets of MultiCorpora R&D Inc. and MultiCorpora International Inc. (together "MultiCorpora”) for $6.1 million.  MultiCorpora is an international provider of translation technology solutions.  MultiCorpora’s operations are included in the Strategic Services segment.

On January 31, 2014, the Company acquired Consolidated Graphics, Inc. (“Consolidated Graphics”), a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, with operations in North America, Europe and Asia. The purchase price for Consolidated Graphics was $359.9 million in cash and 16.0 million shares of RR Donnelley common stock, or a total transaction value of $660.6 million based on the Company’s closing share price on January 30, 2014, plus the assumption of Consolidated Graphics’ debt of $118.4 million. Immediately following the acquisition, the Company repaid substantially all of the debt assumed.  Consolidated Graphics’ operations are included in the Variable Print segment.

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services, for net proceeds of $1.7 million and a loss of $0.8 million.  The operations of the GRES business were included in the International segment.

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France, for a loss of $17.9 million, which included cash incentive payments due to the purchaser of $18.8 million, of which $12.0 million were paid as of March 31, 2014.  The operations of the MRM France business were included in the International segment.

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

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefits plan expense (income) and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages the Company’s cash pooling structures, which enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs.

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

Executive Summary

Financial Performance: Three Months Ended March 31, 2014

The changes in the Company’s income from operations, operating margin, net earnings (loss) attributable to RR Donnelley common shareholders and net earnings (loss) attributable to RR Donnelley common shareholders per diluted share for the three months ended March 31, 2014, from the three months ended March 31, 2013, were due to the following:

	Income from Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders	Net Earnings (Loss) Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the three months ended March 31, 2013	$139.8	5.5%	$27.1	$0.15
2014 restructuring, impairment and other charges - net	(45.2)	(1.6%)	(33.5)	(0.18)
2013 restructuring, impairment and other charges - net	22.7	0.9%	14.7	0.07
Acquisition-related expenses	(6.7)	(0.3%)	(5.2)	(0.02)
Purchase accounting inventory adjustment	(12.1)	(0.5%)	(7.6)	(0.04)
Loss on disposal of business	—	—	(0.4)	—
Loss on debt extinguishment	—	—	(26.7)	(0.13)
Venezuela currency remeasurement	—	—	(5.6)	(0.03)
Gain on bargain purchase	—	—	16.6	0.09
Operations	(2.5)	(0.4%)	(8.4)	(0.06)
For the three months ended March 31, 2014	$96.0	3.6%	$(29.0)	$(0.15)

2014 restructuring, impairment and other charges - net: included pre-tax charges of $20.5 million related to the decision to withdraw from certain multi-employer pension plans; $13.9 million for employee termination costs; $6.7 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures; and $4.1 million of lease termination and other restructuring costs.

2013 restructuring, impairment and other charges - net: included pre-tax charges of $8.8 million for employee termination costs; $9.8 million of lease termination and other restructuring costs; and $4.1 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures.

Acquisition-related expenses: included pre-tax charges of $7.7 million ($6.2 million after-tax) related to legal, accounting and other expenses for the three months ended March 31, 2014 associated with completed or contemplated acquisitions. For the three months ended March 31, 2013, these pre-tax charges were $1.0 million ($1.0 million after-tax) for acquisitions contemplated.

Purchase accounting inventory adjustment: included pre-tax charges of $12.1 million ($7.6 million after-tax) for the three months ended March 31, 2014 as a result of an inventory purchase accounting adjustment.

Loss on disposal of business: included a pre-tax loss on the disposal of GRES in the International segment of $0.8 million ($0.4 million after-tax).

Loss on debt extinguishment: included a pre-tax loss of $77.1 million ($49.8 million after-tax) for the three months ended March 31, 2014, related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $211.0 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. For the three months ended March 31, 2013, a pre-tax loss of $35.6 million ($23.1 million after-tax) was recognized related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018.

Venezuela currency remeasurement: currency remeasurement in Venezuela resulted in a pre-tax loss of $21.8 million ($14.9 million after-tax), of which $7.1 million was included in loss attributable to noncontrolling interests for the three months ended March 31, 2014. For the three months ended March 31, 2013, the currency devaluation in Venezuela resulted in a pre-tax loss of $3.2 million ($3.2 million after-tax), of which $1.0 million was included in loss attributable to noncontrolling interests.

Gain on bargain purchase: acquisition of Esselte resulted in a pre-tax gain of $16.6 million ($16.6 million after-tax) for the three months ended March 31, 2014.

Operations: reflected price pressures, increased incentive compensation expense and higher energy costs, partially offset by the acquisition of Consolidated Graphics, increased volume in logistics, inflation in Latin America, cost savings from restructuring activities, higher pension and other postretirement benefits plan income and an income tax benefit related to the reorganization of certain entities. See further details in the review of operating results by segment that follows below.

First quarter overview

Net sales increased in the first quarter of 2014 compared to the same period in the prior year primarily due to the acquisition of Consolidated Graphics. On a pro forma basis, the Company’s net sales declined by approximately 1.1% (see Note 2 to the Condensed Consolidated Financial Statements).  The net sales decline on a pro forma basis resulted from price pressures, lower pass-through print management volume in business process outsourcing, changes in foreign exchange rates and a decrease in pass-through paper sales.  The largest net sales declines were experienced in magazines, catalogs and retail inserts, business process outsourcing and directories.  The decline was partially offset by increased volume in logistics, price increases driven by inflation in Latin America, higher volume in Asia, an increase in capital markets transactions activity and higher volume in creative and prepress services.

During the first quarter of 2014, the Company completed three acquisitions.  Consolidated Graphics, a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, with operations in North America, Europe and Asia, was acquired for a total transaction value of $660.6 million, plus the assumption of Consolidated Graphics’ debt of $118.4 million. The Company acquired Esselte, a developer and manufacturer of nationally branded and private label office and stationery products, for a total transaction value of $96.5 million.  The assets of MultiCorpora, an international provider of translation technology solutions, were acquired for $6.1 million. These acquisitions are expected to enhance the Company’s existing capabilities and ability to serve its customers as well as provide cost savings through the combination of best practices, complementary products and manufacturing and distribution capabilities.

On March 20, 2014, the Company issued $400.0 million of 6.00% senior notes due April 1, 2024.  Interest on the notes is payable semi-annually on April 1 and October 1, commencing on October 1, 2014.  The net proceeds from the offering along with borrowings under the Credit Agreement were used to repurchase $211.0 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. The repurchases resulted in a pre-tax loss on debt extinguishment of $77.1 million for the three months ended March 31, 2014 related to the premiums paid, unamortized debt issuance costs, elimination of the $2.8 million fair value adjustment on the 8.25% senior notes and other expenses. As a result of the repurchases, the Company’s annual long-term debt maturities are less than $260 million in each year until 2019. See additional discussion in Liquidity and Capital Resources.

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

The acquisitions of Consolidated Graphics, Esselte and MultiCorpora support the Company’s strategic objective of generating profitable growth and improved cash flow and liquidity through targeted acquisitions.  These acquisitions are expected to enhance the Company’s existing capabilities and ability to serve its customers as well as provide cost savings opportunities on the combined operations.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday volume in catalogs, retail inserts and books. This typical seasonal pattern can be impacted by overall trends in the U.S. and world economy. The Company expects the seasonality impact in 2014 and future years to be in line with historical patterns. Additionally, the Company expects future years to be affected by the impact of election cycles on election-related print business as a result of the acquisition of Consolidated Graphics.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first three months of 2014, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. Additionally, the Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the quantity that the Company’s customers are willing to print and mail. On January 27, 2013, the United States Postal Service (“USPS”) increased postage rates across all classes of mail by approximately 2.6%, on average. Under the 2006 Postal Accountability and Enhancement

Act, it had been anticipated that postage would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). However, on December 24, 2013, the Postal Regulatory Commission (the “PRC”) approved the USPS Board of Governors’ request under the Exigency Provision in the applicable law for price increases of 4.3%. The exigent rate increase was implemented in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all mail categories, effective January 26, 2014. According to the PRC’s ruling, the USPS must develop a plan to phase out the exigent rate increase once it has produced the revenue justified by the request. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the USPS to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in postal rates. The USPS continues to evaluate its options to reduce costs. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. Mail delivery services through the USPS accounted for approximately 48% of the Company’s logistics revenues during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company experienced an increase in its costs of transportation, largely as a result of the severe winter weather and regulations restricting the number of hours drivers can work. The Company’s ability to pass on increased transportation costs to its customers varies based on contractual arrangements. Industry practice should support the Company’s ability to pass on future transportation cost increases when contractually allowed, but there is no assurance that market conditions will continue to enable the Company to successfully do so.

Risks Related to Market Conditions

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the three months ended March 31, 2014 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of March 31, 2014, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of October 31, 2014, the Company’s next annual measurement date.

Pension and Other Postretirement Benefit Plans

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. Based on current estimates, the Company expects to make required cash contributions of approximately $59 million to $79 million to its pension and other postretirement benefits plans in 2014, of which $14.2 million has been contributed during the three months ended March 31, 2014, and approximately $24 million to $29 million in 2015.

As of March 31, 2014, the Company was contributing to four active defined benefit multi-employer pension plans. As it is probable the Company will withdraw from two of the remaining plans, a $20.5 million withdrawal liability was recorded as of March 31, 2014. It is reasonably possible that the Company will withdraw from the remaining multi-employer pension plans in the near term, with a potential liability ranging from $5 million to $10 million in the aggregate. The Company’s withdrawal liability may be disproportionate to its current costs of continuing to participate in the plans and could be affected by the financial stability of other employers participating in the plans and any decisions by those employers to withdraw from the plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, further reductions in participation or withdrawals from these multi-employer pension plans could have a material impact on the Company’s consolidated annual results of operations, financial position or cash flows.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

The following table shows the results of operations for the three months ended March 31, 2014 and 2013, which includes the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Products net sales	$2,225.7	$2,129.7	$96.0	4.5%
Services net sales	448.1	408.8	39.3	9.6%
Total net sales	2,673.8	2,538.5	135.3	5.3%
Products cost of sales (exclusive of depreciation and amortization)	1,745.9	1,668.3	77.6	4.7%
Services cost of sales (exclusive of depreciation and amortization)	354.7	311.9	42.8	13.7%
Total cost of sales	2,100.6	1,980.2	120.4	6.1%
Products gross profit	479.8	461.4	18.4	4.0%
Services gross profit	93.4	96.9	(3.5)	(3.6%)
Total gross profit	573.2	558.3	14.9	2.7%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	316.5	282.2	34.3	12.2%
Restructuring, impairment and other charges - net	45.2	22.7	22.5	99.1%
Depreciation and amortization	115.5	113.6	1.9	1.7%
Income from operations	$96.0	$139.8	$(43.8)	(31.3%)

Consolidated

Net sales of products for the three months ended March 31, 2014 increased $96.0 million, or 4.5%, to $2,225.7 million versus the same period in 2013, including a $10.3 million, or 0.5%, decrease due to changes in foreign exchange rates. Net sales of products increased $157.9 million due to the acquisition of Consolidated Graphics. Excluding the impact of Consolidated Graphics, the decrease in net sales was due to price pressures, a decline in pass-through print management sales, lower investment management and compliance volume in financial print and the sale of MRM France during the fourth quarter of 2013, partially offset by price increases driven by inflation in Latin America, increased volume in Asia and an increase in capital markets transactions activity.

Net sales from services for the three months ended March 31, 2014 increased $39.3 million, or 9.6%, to $448.1 million versus the same period in 2013, including a $1.2 million, or 0.3%, increase due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in freight brokerage services, print logistics, international mail, courier services and creative and prepress services as well as an increase in capital markets transaction activity. These increases were partially offset by the disposition of GRES.

Products gross profit increased $18.4 million to $479.8 million for the three months ended March 31, 2014 versus the same period in 2013 primarily due to the acquisition of Consolidated Graphics, increased volume in Asia and an increase in capital markets transactions activity, partially offset by price pressures largely in Asia and magazines, catalogs and retail inserts, the charge resulting from a purchase accounting inventory adjustment of $12.1 million from the Consolidated Graphics acquisition, wage and other inflation in the International segment, and an increase in incentive compensation expenses. Products gross margin decreased slightly from 21.7% to 21.6%, reflecting price pressures and higher incentive compensation expense, partially offset by price increases driven by wages and other inflation in Latin America and cost savings from restructuring activities.

Services gross profit decreased $3.5 million to $93.4 million for the three months ended March 31, 2014 versus the same period in 2013 due to price pressures primarily in business process outsourcing and higher incentive compensation expense.  These decreases were partially offset by higher volume in logistics and capital markets transactions and an increase in pension and other postretirement benefits plan income. Services gross margin decreased from 23.7% to 20.8%, of which 2.9 percentage points resulted from pass-through postage sales.  Additionally, changes in gross margin reflected favorable mix in logistics and capital markets transactions and an increase in pension and other postretirement benefits plan income, partially offset by higher incentive compensation expense and increased transportation costs.

Selling, general and administrative expenses increased $34.3 million to $316.5 million, and from 11.1% to 11.8% as a percentage of net sales, for the three months ended March 31, 2014 versus the same period in 2013 reflecting increased costs as a result of the Consolidated Graphics acquisition, higher incentive compensation expense, wage and other inflation in Latin America and Asia and the prior year reversal of an earnout from an acquisition, partially offset by an increase in pension and other postretirement benefits plan income.

For the three months ended March 31, 2014, the Company recorded net restructuring, impairment and other charges of $45.2 million compared to $22.7 million in the same period in 2013. In 2014, these charges included $13.9 million of employee termination costs for 278 employees, of whom 87 were terminated as of March 31, 2014. These charges were the result of the integration of Consolidated Graphics, including the closure of three Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $4.1 million for the three months ended March 31, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. The Company also recorded $20.5 million of other charges as a result of its decision to withdraw from certain multi-employer pension plans and $6.7 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closures for the three months ended March 31, 2014.

Net restructuring, impairment and other charges for the three months ended March 31, 2013 included $8.8 million of employee termination costs for 393 employees, all of whom were terminated as of March 31, 2014. These charges were primarily the result of the closing of one manufacturing facility within each of the Publishing and Retail Services and Variable Print segments and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $9.8 million for the three months ended March 31, 2013, including charges related to multi-employer pension plan withdrawal obligations. The Company also recorded $4.1 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings for the three months ended March 31, 2013.

Depreciation and amortization increased $1.9 million to $115.5 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the acquisition of Consolidated Graphics, partially offset by the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $18.3 million and $16.3 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended March 31, 2014 and 2013, respectively.

Income from operations for the three months ended March 31, 2014 was $96.0 million, a decrease of 31.3% compared to the three months ended March 31, 2013. The decrease was due to higher restructuring, impairment and other charges, price pressures, the purchase accounting inventory adjustment of $12.1 million from the Consolidated Graphics acquisition and higher incentive compensation expense, partially offset by the acquisition of Consolidated Graphics, increased volume in logistics, the impact of inflation in Latin America, cost savings from restructuring activities and higher pension and other postretirement benefits plan income.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Interest expense—net	$71.0	$62.8	$8.2	13.1%
Investment and other expense—net	4.6	3.5	1.1	31.4%
Loss on debt extinguishment	77.1	35.6	41.5	116.6%

Net interest expense increased by $8.2 million for the three months ended March 31, 2014 versus the same period in 2013, primarily due to an increase in debt and lower interest income, offset by lower average credit facility borrowings.

Net investment and other expense for the three months ended March 31, 2014 and 2013 was $4.6 million and $3.5 million, respectively. The loss, related to the remeasurement of the Venezuelan currency for the three months ended March 31, 2014, was $21.8 million, partially offset by a $16.6 million bargain purchase gain related to the Esselte acquisition. For the three months ended March 31, 2013, the Company recorded a $3.2 million loss related to the devaluation of the Venezuelan currency.

Loss on debt extinguishment, related to the premiums paid, unamortized debt issuance costs and other expenses for the three months ended March 31, 2014, was $77.1 million due to the repurchase of $211.0 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. Loss on debt extinguishment for the three months ended March 31, 2013 was $35.6 million related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Earnings (loss) before income taxes	$(56.7)	$37.9	$(94.6)	(249.6%)
Income tax expense (benefit)	(23.5)	12.6	(36.1)	(286.5%)
Effective income tax rate	41.4%	33.2%

The effective income tax rate for the three months ended March 31, 2014 was 41.4% compared to 33.2% in the same period in 2013. The income tax benefit for the period ended March 31, 2014 reflects the benefit related to the reorganization of certain entities.  The income tax expense for the period ended March 31, 2013 included the benefit related to the American Taxpayer Relief Act.

Loss attributable to noncontrolling interests was $4.2 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014 and 2013, the remeasurement of the Venezuelan currency resulted in losses attributable to noncontrolling interests of $7.1 million and $1.0 million, respectively. The impact of the remeasurement was partially offset for the three months ended March 31, 2014 by an increase in the Company’s operating earnings in Venezuela.

Net loss attributable to RR Donnelley common shareholders for the three months ended March 31, 2014 was $29.0 million, or $0.15 per diluted share, compared to net earnings of $27.1 million, or $0.15 per diluted share, for the three months ended March 31, 2013. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 10.2 million as a result of shares issued in conjunction with the Consolidated Graphics acquisition.

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

Publishing and Retail Services

	Three Months Ended March 31,
	2014	2013
	(in millions, except percentages)
Net sales	$642.7	$664.4
Income from operations	9.9	21.8
Operating margin	1.5%	3.3%
Restructuring, impairment and other charges—net	20.8	13.3

	Net Sales for the Three Months Ended March 31,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$393.5	$407.8	$(14.3)	(3.5%)
Books	209.0	206.9	2.1	1.0%
Directories	40.2	49.7	(9.5)	(19.1%)
Total Publishing and Retail Services	$642.7	$664.4	$(21.7)	(3.3%)

Net sales for the Publishing and Retail Services segment for the three months ended March 31, 2014 were $642.7 million, a decrease of $21.7 million, or 3.3%, compared to 2013. Net sales decreased due to lower volume in educational books and directories, decreases in pass-through paper sales, lower volume and unfavorable mix in magazines and price pressures in catalogs, magazines and retail inserts, partially offset by favorable mix in consumer books and increased volume in book fulfillment and packaging. An analysis of net sales by reporting unit follows:

•

Magazines, catalogs and retail inserts: Sales declined due to price pressures, primarily in catalogs and magazines, a decrease in pass-through paper sales and reduced volume and unfavorable mix primarily in magazines.

•

Books: Sales increased as a result of favorable mix in consumer books and increased volume in book fulfillment and packaging, partially offset by reduced volume and unfavorable mix in educational books primarily as a result of the continuing impact of lower levels of state funding for educational materials.

•	Directories: Sales decreased primarily as a result of lower volume as a result of electronic substitution and a decline in pass-through paper sales.

Publishing and Retail Services segment income from operations decreased $11.9 million for the three months ended March 31, 2014 due to higher restructuring, impairment and other charges, price pressures, volume declines in educational books, directories and magazines, higher energy costs and an increase in incentive compensation expense.  These decreases were partially offset by lower depreciation and amortization expense, cost savings from restructuring activities and other cost control initiatives. Operating margins decreased from 3.3% for the three months ended March 31, 2013 to 1.5% for the three months ended March 31, 2014, of which 1.1 percentage points were due to higher restructuring, impairment and other charges. The remaining decrease in operating margin was due to price pressures and volume declines in educational books, directories and magazines, partially offset by lower depreciation and amortization expense and cost savings from restructuring activities.

Variable Print

	Three Months Ended March 31,
	2014	2013
	(in millions, except percentages)
Net sales	$792.1	$648.4
Income from operations	27.7	57.4
Operating margin	3.5%	8.9%
Purchase accounting inventory adjustment	12.1	—
Restructuring, impairment and other charges—net	20.6	2.7

	Net Sales for the Three Months Ended March 31,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$326.9	$179.6	$147.3	82.0%
Direct mail	137.6	132.0	5.6	4.2%
Statement printing	107.7	111.5	(3.8)	(3.4%)
Labels	105.1	105.8	(0.7)	(0.7%)
Forms	60.3	63.8	(3.5)	(5.5%)
Office products	54.5	55.7	(1.2)	(2.2%)
Total Variable Print	$792.1	$648.4	$143.7	22.2%

Net sales for the Variable Print segment for the three months ended March 31, 2014 were $792.1 million, an increase of $143.7 million, or 22.2%, compared to 2013, including a $0.8 million, or 0.1% decrease due to changes in foreign exchange rates. Net sales increased $157.9 million due to the acquisition of Consolidated Graphics. Excluding the impact of Consolidated Graphics, the decrease in net sales was due to lower volume in statement printing, commercial print, labels and forms and price pressures, partially offset by higher volume in print and fulfillment and direct mail. An analysis of net sales by reporting unit follows:

•

Commercial and digital print: Sales increased due to the acquisition of Consolidated Graphics. Excluding the impact of Consolidated Graphics, the sales decrease was due to a decline in commercial print volume and price pressures, partially offset by higher volume in print and fulfillment.

•	Direct mail: Sales increased as a result of higher volume, partially offset by price declines.
•	Statement printing: Sales decreased as a result of lower volume from existing customers due to electronic substitution.
•	Labels: Sales decreased due to lower volume and price pressures.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.
•	Office products: Sales decreased slightly as a result of lower volume partially due to timing.

Variable Print segment income from operations decreased $29.7 million for the three months ended March 31, 2014 mainly due to higher restructuring, impairment and other charges, the charge resulting from a purchase accounting inventory adjustment of $12.1 million from the Consolidated Graphics acquisition, lower volume and unfavorable mix within legacy commercial and digital print, statement printing and stock products, price pressure and an increase in incentive compensation expense.  These were partially offset by cost control initiatives. Operating margins decreased from 8.9% for the three months ended March 31, 2013 to 3.5% for the three months ended March 31, 2014, of which 2.8 percentage points were due to higher restructuring, impairment and other charges and 1.9 percentage points were due to the purchase accounting inventory adjustment.  The remaining change in operating margins was due to unfavorable mix and price declines.

Strategic Services

	Three Months Ended March 31,
	2014	2013
	(in millions, except percentages)
Net sales	$619.7	$592.0
Income from operations	55.4	58.0
Operating margin	8.9%	9.8%
Restructuring, impairment and other charges—net	1.6	1.1

	Net Sales for the Three Months Ended March 31,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Logistics	$283.2	$260.4	$22.8	8.8%
Financial	246.3	249.1	(2.8)	(1.1%)
Sourcing	45.2	41.2	4.0	9.7%
Digital and creative solutions	45.0	41.3	3.7	9.0%
Total Strategic Services	$619.7	$592.0	$27.7	4.7%

Net sales for the Strategic Services segment for the three months ended March 31, 2014 were $619.7 million, an increase of $27.7 million, or 4.7%, compared to 2013, including a $0.5 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics, creative and prepress services and sourcing as well as an increase in capital markets transactions activity, partially offset by a decline in compliance and investment management products volume in financial. An analysis of net sales by reporting unit follows:

•

Logistics: Sales increased primarily due to higher volume in freight brokerage services, print logistics, international mail and courier services, partially offset by lower volume in expedited mail services.

•

Financial: Sales decreased due to lower compliance volume and lower investment management products volume, partially offset by an increase in capital markets transactions activity and translation services.

•	Sourcing: Sales increased due to higher print-management volume, partially offset by price pressures.
•	Digital and creative solutions: Sales increased due to higher creative and prepress services volume, partially offset by lower volume in digital solutions.

Strategic Services segment income from operations decreased $2.6 million for the three months ended March 31, 2014 mainly driven by the prior year reversal of an earnout from an acquisition, higher costs of transportation, an increase in incentive compensation expense and higher depreciation and amortization expense. These decreases were partially offset by higher volume in logistics, capital market transaction activity and creative and prepress services. Operating margins decreased from 9.8% to 8.9%, of which 1.0 percentage points were due to the prior year reversal of an earnout.  Additionally, changes in operating margins reflected favorable mix in logistics and capital markets transactions activity, partially offset by an increase in transportation costs and the impact of pass-through postage sales.

International

	Three Months Ended March 31,
	2014	2013
	(in millions, except percentages)
Net sales	$619.3	$633.7
Income from operations	30.2	27.9
Operating margin	4.9%	4.4%
Restructuring, impairment and other charges - net	1.6	2.0
Acquisition –related expenses	0.2	—

	Net Sales for the Three Months Ended March 31,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Asia	$168.9	$164.0	$4.9	3.0%
Business process outsourcing	116.7	130.7	(14.0)	(10.7%)
Latin America	108.7	106.1	2.6	2.5%
Europe	91.4	93.1	(1.7)	(1.8%)
Global Turnkey Solutions	75.0	79.1	(4.1)	(5.2%)
Canada	58.6	60.7	(2.1)	(3.5%)
Total International	$619.3	$633.7	$(14.4)	(2.3%)

Net sales in the International segment for the three months ended March 31, 2014 were $619.3 million, a decrease of $14.4 million, or 2.3%, compared to the same period in 2013, including a $7.8 million, or 1.3%, decrease due to changes in foreign exchange rates. The net sales decrease was due to lower pass-through print management volume, driven by customer losses in business process outsourcing, price pressures in Asia, the sale of MRM France during the fourth quarter of 2013 and lower volume within Europe and Global Turnkey Solutions. These decreases were partially offset by price increases driven by inflation in Latin America and increased book export and labels volume in Asia. An analysis of net sales by reporting unit follows:

—	Asia: Sales increased due to higher volume in book exports and labels, partially offset by price pressures and changes in foreign exchange rates.
—

Business process outsourcing: Sales decreased due to customer losses, primarily impacting pass-through print management volume, the sale of MRM France during the fourth quarter of 2013, the sale of GRES in the first quarter of 2014 and price pressures, partially offset by changes in foreign exchanges rates.

—	Latin America: Sales increased due to price increases driven by inflation, partially offset by changes in foreign exchange rates across the region and lower volume.
—

Europe: Sales decreased due to lower volume in retail inserts and magazines in addition to print and packaging and a decrease in pass-through paper sales, partially offset by changes in foreign exchange rates.

—	Global Turnkey Solutions: Sales decreased due to price pressures, lower volume from existing customers and changes in foreign exchange rates.
—	Canada: Sales decreased due to changes in foreign exchange rates, partially offset by higher labels and statement printing volume.

International segment income from operations increased $2.3 million primarily due to the impact of inflation in Latin America, partially offset by price pressures in Asia, lower volume and price pressures in business process outsourcing, Europe and Global Turnkey Solutions, wage inflation in Asia and Latin America and an increase in incentive compensation expense. Operating margins increased from 4.4% for the three months ended March 31, 2013 to 4.9% for the three months ended March 31, 2014, reflecting the impact of inflation in Latin America, partially offset by lower volume and price pressures.

Corporate

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating expenses	$27.2	$25.3
Restructuring, impairment and other charges—net	0.6	3.6
Acquisition-related expenses	7.5	1.0

Corporate operating expenses in the three months ended March 31, 2014 were $27.2 million, an increase of $1.9 million compared to the same period in 2013. The increase was driven by higher acquisition-related, bad debt and incentive compensation expenses, partially offset by higher pension and other postretirement benefits plan income and lower healthcare costs and restructuring, impairment and other charges.

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

The following describes the Company’s cash flows for the three months ended March 31, 2014 and 2013.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $80.4 million for the three months ended March 31, 2014, compared to $95.8 million used for the same period in 2013. The decrease in net cash used in operating activities reflected lower cash used for working capital and lower cash tax payments that were partially offset by higher pension and other postretirement benefit plan contributions, higher payments related to incentive compensation and higher interest payments.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $427.4 million compared to $33.1 million for the three months ended March 31, 2013. Net cash used for the acquisitions of Consolidated Graphics, Esselte and MultiCorpora was $381.6 million during the three months ended March 31, 2014. Capital expenditures were $49.0 million during the first three months of 2014, an increase of $11.1 million as compared to the same period of 2013. The Company expects that capital expenditures for 2014 will be approximately $225 million to $250 million, compared to $216.6 million in 2013.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 was $196.8 million compared to net cash provided by financing activities of $3.7 million in the same period in 2013. During the three months ended March 31, 2014, the Company received proceeds of $400.0 million from the issuance of 6.00% senior notes due April 1, 2024, which were used to repurchase $211.0 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018, and $50.0 million of the 7.625% senior notes due June 15, 2020.  The Company also repaid $118.3 million of debt and interest assumed from the Consolidated Graphics acquisition during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company received proceeds of $447.8 million from the issuance of 7.875% senior notes due March 15, 2021, which were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018.

LIQUIDITY

Cash and cash equivalents of $308.4 million as of March 31, 2014 included $43.9 million in the U.S. and $264.5 million at international locations. In 2014, the Company’s foreign subsidiaries are expected to make intercompany payments to the U.S. of at least approximately $40 million from foreign cash balances available at March 31, 2014. In aggregate, approximately $250 million in payments are expected to be made in 2014 and in future years in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $4.2 million as of March 31, 2014 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $308.4 million at March 31, 2014 were $38.6 million of short-term investments.  These investments consist of short-term deposits and money market funds that are held at institutions with sound credit ratings and are expected to be highly liquid.

The Company’s debt maturities as of March 31, 2014 are shown in the following table:

	Debt Maturity Schedule
	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Senior notes, debentures and borrowings under the Credit Agreement(a)	$3,900.7	$268.2	$200.0	$219.8	$251.5	$250.0	$2,711.2
Capital lease obligations	2.7	0.7	1.1	0.8	0.1	—	—
Miscellaneous debt obligations	9.2	9.2	—	—	—	—	—
Total	$3,912.6	$278.1	$201.1	$220.6	$251.6	$250.0	$2,711.2
(a)

Excludes a discount of $4.3 million and an adjustment for fair value hedges of $2.8 million related to the Company’s 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

The Company has a $1.15 billion senior secured revolving Credit Agreement which expires October 15, 2017. In order to provide greater flexibility due to the increased size of the Company as a result of the acquisitions of Consolidated Graphics and Esselte, certain terms of the Credit Agreement were amended effective April 11, 2014. The Company was in compliance with all terms of the Credit Agreement prior to the amendment (see Exhibit 4.7 for the complete amendment).

On April 1, 2014, cash on hand and borrowings under the Credit Agreement were used to pay the $258.2 million 4.95% senior notes that matured on April 1, 2014. In conjunction with the debt maturity, the related interest rate swaps with a notional amount of $258.0 million also matured.

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

There were $10.0 million in borrowings under the Credit Agreement as of March 31, 2014. Based on the Company’s results of operations for the twelve months ended March 31, 2014 and existing debt, the Company would have had the ability to utilize $1.0 billion of the $1.15 billion Credit Agreement and not have been in violation of the terms of the agreement.

The current availability as of March 31, 2014 under the Credit Agreement is shown in the table below:

March 31, 2014
Availability	(in millions)
Committed Credit Agreement	$1,150.0
Availability reduction from covenants	105.2
$1,044.8

Usage
Borrowings under the Credit Agreement	10.0
Current availability at March 31, 2014	$1,034.8

The Company was in compliance with its debt covenants as of March 31, 2014, and expects to remain in compliance based on management’s estimates of operating and financial results for 2014 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of March 31, 2014, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

As of March 31, 2014, the Company had $91.3 million in outstanding letters of credit and bank guarantees, of which $51.1 million were issued under the Credit Agreement.  The letters of credit used under the Credit Agreement did not reduce availability under the Credit Agreement as of March 31, 2014 as the amount issued was less than the reduction in availability from the leverage ratio covenant.  As of March 31, 2014, the Company also had $186.3 million in other uncommitted credit facilities, primarily outside the U.S., (the “Other Facilities”).  As of March 31, 2014, letters of credit, guarantees, factoring arrangements and bank acceptance drafts of $43.6 million were issued, and reduced availability, under the Company’s Other Facilities.  Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $18.2 million as of March 31, 2014.

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

On February 28, 2013, Moody’s Investor Service (“Moody’s) assigned a rating of Ba3 to the Company’s $450.0 million 7.875% senior notes due March 15, 2021 and reaffirmed the Company’s long-term corporate family rating of Ba2 and negative outlook. On August 12, 2013 and November 6, 2013, Moody’s assigned a rating of Ba3 to the Company’s $400.0 million 7.00% senior notes due February 15, 2022 and $350.0 million 6.50% senior notes due November 15, 2023, respectively. As of March 31, 2014, the ratings on the Company’s senior unsecured debt and the Credit Agreement were Ba3 and Baa2, respectively.

As a result of previous downgrades by Moody’s and S&P, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was 12.75% as of March 31, 2014 and December 31, 2013. The applicable margin used in the calculation of interest on borrowings under the Credit Agreement and rate for the related facility commitment fees fluctuate dependent on the Credit Agreement’s credit ratings. The terms and conditions of future borrowings may also be impacted as a result of ratings downgrades.

Dividends

During the three months ended March 31, 2014, the Company paid cash dividends of $47.3 million. On April 10, 2014, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on June 2, 2014 to RR Donnelley shareholders of record on May 15, 2014.

The amended Credit Agreement increased the allowable annual dividend from $200.0 million to $225.0 million, though additional dividends continue to be allowed, subject to certain conditions. The Company’s Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on the Company’s operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Acquisitions and Dispositions

During the three months ended March 31, 2014, the Company paid $381.6 million of the total purchase prices in cash, net of cash acquired, to purchase Consolidated Graphics, Esselte and MultiCorpora. The Company financed the cash portion of these acquisitions with a combination of cash on hand, including net proceeds from the $350.0 million 6.50% senior note issuance on November 12, 2013, and borrowings under the Credit Agreement.

During the three months ended December 31, 2013, the Company sold the assets and liabilities of MRM France for a loss of $17.9 million, which included cash incentive payments due to the purchaser of $18.8 million, of which $12.0 million was paid as of March 31, 2014.

Debt Issuances

On March 20, 2014, the Company issued $400.0 million of 6.00% senior notes due April 1, 2024.  Interest on the notes is payable semi-annually on April 1 and October 1, commencing on October 1, 2014.  The net proceeds from the offering along with borrowings under the Credit Agreement were used to repurchase $211.0 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020.

On November 12, 2013, the Company issued $350.0 million of 6.50% senior notes due November 15, 2023. Interest on the notes is payable semi-annually on May 15 and November 15, commencing on May 15, 2014. The net proceeds from the offering, along with cash on hand, were used to finance the cash portion of the acquisition of Consolidated Graphics.

On August 26, 2013, the Company issued $400.0 million of 7.00% senior notes due February 15, 2022. Interest on the notes commenced on February 15, 2014 and is payable semi-annually on February 15 and August 15 of each year. The net proceeds from the offering were used to repurchase $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017.

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

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At March 31, 2014, the Company was exposed to interest rate fluctuations on variable-interest borrowings of $467.2 million, including $448.0 million notional amount of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $19.2 million in borrowings under the Combined Facilities and other long-term debt. Including the effect of the fixed to floating interest rate swaps, approximately 88% of the Company’s outstanding term debt was comprised of fixed-rate debt as of March 31, 2014.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2014 and 2013 by approximately $106.7 million and $102.6 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of March 31, 2014 and December 31, 2013, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $394.2 million and $372.1 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized losses from these foreign exchange forward contracts were $0.9 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively. The Company does not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

See Note 18, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for a description of the various accounting standards adopted during the three months ended March 31, 2014.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

—	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;
•	successful execution of acquisitions and negotiation of future acquisitions;
•	the ability of the Company to integrate operations of acquisitions successfully and achieve enhanced earnings or effect cost savings, including the acquisitions of Consolidated Graphics and Esselte;
•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	the ability to divest non-core businesses;
•	future growth rates in the Company’s core businesses;
•	competitive pressures in all markets in which the Company operates;
•	the Company’s ability to access debt and the capital markets and the ability of its counterparties to perform their contractual obligations under the Company’s lending and insurance agreements;
•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;
•

factors that affect customer demand, including changes in postal rates, postal regulations and service levels, changes in the capital markets, changes in advertising markets, customers’ budgetary constraints and changes in customers’ short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;
•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;
•	customer expectations and financial strength;
•	performance issues with key suppliers;
•	changes in the availability or costs of key materials (such as ink, paper and fuel) or in prices received for the sale of by-products;
•	changes in ratings of the Company or the Company’s debt securities;
•	the ability of the Company to comply with covenants under its credit agreement and indentures governing its debt securities;
•	the ability to generate cash flow or obtain financing to fund growth;
•	the effect of inflation, changes in currency exchange rates and changes in interest rates;
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

•	contingencies related to actual or alleged environmental contamination;
•	the retention of existing, and continued attraction of additional customers and key employees;
•	the effect of a material breach of security of any of the Company’s or its vendors’ systems;
•	the failure to properly use and protect customer information and data;
•	the failure to properly protect the Company’s and its employees’ information and data;
•	the effect of labor disruptions or shortages;

•	the effect of economic and political conditions on a regional, national or international basis;
•	the effect of economic weakness and constrained advertising;
•	uncertainty about future economic conditions;
•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;
•	the possibility of a regional or global health pandemic outbreak;
•	disruptions to the Company’s operations resulting from possible natural disasters, interruptions in utilities and similar events;
•	adverse outcomes of pending and threatened litigation; and
•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q to reflect any new events or any change in conditions or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to the Company’s market risk since December 31, 2013.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set for in the Company’s 2013 Form 10-K.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2014 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

The Company acquired Consolidated Graphics on January 31, 2014.  Consolidated Graphics operated with a significantly different internal control environment than that of R.R. Donnelley.  The Company’s evaluation of Consolidated Graphics’ internal controls over financial reporting and integration of Consolidated Graphics into the Company’s internal control structure is ongoing.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2014 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1: Legal Proceedings

A New York State business acquired as part of Consolidated Graphics, Tucker Printers, Inc., is the subject of a civil and criminal investigation by the State of New York concerning its discharge of wastewater.  The state is investigating the alleged discharge of pollutants to waters of the State without a State Pollution Discharge Elimination System (SPDES) permit or in violation of a SPDES permit, among other things.  The Company is engaged in ongoing settlement discussions with the State concerning this matter. Based on these discussions, including specific negotiations of monetary payments, the Company has accrued for the settlement payment currently under discussion.  Although the Company is working to reach a mutually acceptable resolution of this investigation, the Company cannot predict the outcome with certainty, however, it is not expected to have a material impact on the Condensed Consolidated Financial Statements.

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	—	$—	—	$—
February 1, 2014 – February 28, 2014	99,515	19.62	—	$—
March 1, 2014 – March 31, 2014	336,906	19.07	—	$—
Total	436,421	$19.19	—
(a)	Shares withheld for tax liabilities upon vesting of equity awards

Effective April 11, 2014, the Credit Agreement was amended, increasing the allowable annual dividend from $200.0 million to $225.0 million, though additional dividends continue to be allowed, subject to certain conditions. See Exhibits 4.6 and 4.7 for additional details.

Item 4: Mine Safety Disclosures

Not applicable

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2

By-Laws of R.R. Donnelley & Sons Company, as amended as of February 20, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 26, 2014)

3.3

Marked By-Laws of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, filed on February 27, 2014)

4.1

Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3

Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4

Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5

Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6

Credit Agreement dated October 15, 2012, among the Company, as the borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 15, 2012, filed on October 16, 2012)

4.7

Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Security Agreement dated April 11, 2014, among the Company, as the borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 11, 2014, filed on April 14, 2014)

10.1

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

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

10.17	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.18	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 2, 2012)*

10.19

Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013)*

10.20	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013)*

10.21

Form of Cash Bonus Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 2, 2012)*

10.22	Form of Long Term Incentive Cash Award Agreement (filed herewith)*

10.23	Form of Performance Share Unit Award Agreement (filed herewith)*

10.24

Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.25

Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26

Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29

Amended and Restated Employment Agreement dated as of May 3, 2011 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011)*

10.30

Amended and Restated Employment Agreement dated as of November 21, 2008 between the Company and Andrew B. Coxhead (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013)*

10.31

Form of Amended and Restated Indemnification Agreement for directors (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 26, 2014)*

10.32

Amended and Restated Management by Objective Plan (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 26, 2014)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

Date: May 1, 2014