Form 10-Q
period 2014-06-30
RR Donnelley & Sons Co
filed 2014-07-30
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  ☐    No  ☒

As of July 25, 2014, 199.8 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$288.9	$1,028.4
Receivables, less allowances for doubtful accounts of $45.4 in 2014 (2013 - $44.8)	2,083.3	1,832.3
Inventories (Note 3)	586.4	501.2
Prepaid expenses and other current assets	244.3	199.7
Total current assets	3,202.9	3,561.6
Property, plant and equipment-net (Note 4)	1,650.0	1,430.1
Goodwill (Note 5)	1,736.6	1,436.3
Other intangible assets-net (Note 5)	481.4	315.9
Deferred income taxes	86.7	118.8
Other noncurrent assets	389.3	375.5
Total assets	$7,546.9	$7,238.2
LIABILITIES
Accounts payable	$1,124.5	$1,143.0
Accrued liabilities	817.5	814.8
Short-term and current portion of long-term debt (Note 14)	406.4	270.9
Total current liabilities	2,348.4	2,228.7
Long-term debt (Note 14)	3,428.9	3,587.0
Pension liabilities	198.8	245.2
Other postretirement benefits plan liabilities	179.0	174.1
Other noncurrent liabilities	477.0	349.5
Total liabilities	6,632.1	6,584.5
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 259.0 shares in 2014 (2013 - 243.0 shares)	323.7	303.7
Additional paid-in-capital	3,032.8	2,802.4
Accumulated deficit	(536.9)	(473.4)
Accumulated other comprehensive loss	(485.8)	(488.1)
Treasury stock, at cost, 59.2 shares in 2014 (2013 - 61.2 shares)	(1,439.4)	(1,512.8)
Total RR Donnelley shareholders' equity	894.4	631.8
Noncontrolling interests	20.4	21.9
Total equity	914.8	653.7
Total liabilities and equity	$7,546.9	$7,238.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Products net sales	$2,440.7	$2,135.0	$4,666.4	$4,264.7
Services net sales	461.8	436.6	909.9	845.4
Total net sales	2,902.5	2,571.6	5,576.3	5,110.1

Products cost of sales (exclusive of depreciation and amortization)	1,882.8	1,641.7	3,628.7	3,310.0
Services cost of sales (exclusive of depreciation and amortization)	357.5	331.7	712.2	643.6
Total cost of sales	2,240.3	1,973.4	4,340.9	3,953.6

Products gross profit	557.9	493.3	1,037.7	954.7
Services gross profit	104.3	104.9	197.7	201.8
Total gross profit	662.2	598.2	1,235.4	1,156.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	339.3	294.2	655.8	576.4
Restructuring, impairment and other charges-net (Note 6)	22.8	19.8	68.0	42.5
Depreciation and amortization	121.9	111.0	237.4	224.6
Income from operations	178.2	173.2	274.2	313.0
Interest expense-net	70.8	65.5	141.8	128.3
Investment and other expense-net	2.3	6.0	6.9	9.5
Loss on debt extinguishment	—	—	77.1	35.6
Earnings before income taxes	105.1	101.7	48.4	139.6
Income tax expense	39.5	35.2	16.0	47.8
Net earnings	65.6	66.5	32.4	91.8
Less: Income (loss) attributable to noncontrolling interests	0.9	1.1	(3.3)	(0.7)
Net earnings attributable to RR Donnelley common shareholders	$64.7	$65.4	$35.7	$92.5

Net earnings per share attributable to RR Donnelley common shareholders (Note 10):
Basic net earnings per share	$0.32	$0.36	$0.18	$0.51
Diluted net earnings per share	$0.32	$0.36	$0.18	$0.51

Dividends declared per common share	$0.26	$0.26	$0.52	$0.52

Weighted average number of common shares outstanding:
Basic	200.2	182.0	196.7	181.6
Diluted	201.4	183.2	198.2	183.1

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$65.6	$66.5	$32.4	$91.8

Other comprehensive income (loss), net of tax (Note 11):
Translation adjustments	8.7	(25.8)	(0.3)	(18.7)
Adjustment for net periodic pension and other postretirement benefits plan cost	1.4	4.8	2.3	3.9
Change in fair value of derivatives	0.1	—	0.1	0.1
Other comprehensive income (loss)	10.2	(21.0)	2.1	(14.7)
Comprehensive income	75.8	45.5	34.5	77.1
Less: comprehensive income (loss) attributable to noncontrolling interests	0.8	1.2	(3.5)	(0.6)
Comprehensive income attributable to RR Donnelley common shareholders	$75.0	$44.3	$38.0	$77.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net earnings	$32.4	$91.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	9.7	7.8
Depreciation and amortization	237.4	224.6
Provision for doubtful accounts receivable	7.7	4.7
Share-based compensation	9.9	11.1
Deferred income taxes	(10.7)	(11.3)
Changes in uncertain tax positions	(1.5)	4.3
Loss (gain) on investments and other assets – net	(1.3)	3.3
Loss related to Venezuela currency remeasurement – net	18.6	3.2
Loss on debt extinguishment	77.1	35.6
Net pension and other postretirement benefits plan income	(23.6)	(9.3)
Gain on bargain purchase	(10.5)	—
Other	21.4	14.1
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(37.7)	45.6
Inventories	2.6	12.7
Prepaid expenses and other current assets	(19.2)	(6.1)
Accounts payable	(130.9)	(236.9)
Income taxes payable and receivable	(12.5)	(9.4)
Accrued liabilities and other	(71.7)	(113.2)
Pension and other postretirement benefits plan contributions	(27.5)	(14.7)
Net cash provided by operating activities	69.7	57.9
INVESTING ACTIVITIES
Capital expenditures	(106.3)	(84.3)
Acquisitions of businesses, net of cash acquired	(376.2)	0.3
Disposition of business	2.3	—
Proceeds from sale of investments and other assets	9.6	2.2
Other investing activities	(1.1)	3.2
Net cash used in investing activities	(471.7)	(78.6)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	400.0	447.8
Net change in short-term debt	3.4	2.4
Payments of current maturities and long-term debt	(811.0)	(386.8)
Net proceeds from credit facility borrowings	193.0	—
Debt issuance costs	(7.2)	(8.2)
Dividends paid	(99.2)	(94.0)
Other financing activities	(0.8)	(6.1)
Net cash used in financing activities	(321.8)	(44.9)
Effect of exchange rate on cash and cash equivalents	(15.7)	(10.7)
Net decrease in cash and cash equivalents	(739.5)	(76.3)
Cash and cash equivalents at beginning of year	1,028.4	430.7
Cash and cash equivalents at end of period	$288.9	$354.4

Supplemental non-cash disclosure:
Issuances of 17.0 million shares of RR Donnelley stock for acquisitions of businesses	$319.0	$—

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2013 filed with the SEC on February 26, 2014 and February 27, 2014, respectively. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

2. Acquisitions and Dispositions

On March 25, 2014, the Company acquired substantially all of the North American operations of Esselte Corporation (“Esselte”), a developer and manufacturer of nationally branded and private label office and stationery products. The acquisition, combined with the Company’s existing products, created a more competitive and efficient office products supplier capable of supplying enhanced offerings across the combined customer base. The purchase price for Esselte included $78.2 million in cash, 1.0 million shares of RR Donnelley common stock and a $2.8 million payable related to the settlement of net working capital, or a total transaction value of $99.3 million based on the Company’s closing share price on March 24, 2014. Esselte’s operations are included in the Variable Print segment.

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

On January 31, 2014, the Company acquired Consolidated Graphics, Inc. (“Consolidated Graphics”), a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, with operations in North America, Europe and Asia. The acquisition enhanced the Company’s ability to provide integrated communications solutions for its customers. The purchase price for Consolidated Graphics was $359.9 million in cash and 16.0 million shares of RR Donnelley common stock, or a total transaction value of $660.6 million based on the Company’s closing share price on January 30, 2014, plus the assumption of Consolidated Graphics’ debt of $118.4 million. Immediately following the acquisition, the Company repaid substantially all of the debt assumed. Consolidated Graphics’ operations are primarily included in the Variable Print segment. In the second quarter of 2014, Consolidated Graphics’ operations in the Czech Republic and Japan were moved from the Variable Print segment to the Europe and Asia reporting units, respectively, within the International segment to reflect corresponding changes in the management reporting structure of the organization.

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services, for net proceeds of $2.3 million and a loss of $0.7 million, which was recognized in net investment and other expense in the Consolidated Statements of Operations. The operations of the GRES business were included in the International segment.

For the three and six months ended June 30, 2014, the Company recorded $0.5 million and $8.2 million of acquisition-related expenses, respectively, associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Esselte, MultiCorpora and Consolidated Graphics acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including other intangible assets, based on their estimated fair values at the applicable acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The goodwill associated with these acquisitions is primarily attributable to the synergies expected to arise as a result of the acquisitions.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For Esselte, the fair value of the identifiable net assets acquired of approximately $109.8 million exceeded the purchase price of $99.3 million, resulting in a bargain purchase gain of $10.5 million for the six months ended June 30, 2014, which was recorded in net investment and other expense. A $6.1 million reduction in this gain, primarily due to a change in estimate of certain tax attributes and working capital adjustments, was recognized as a loss during the three months ended June 30, 2014 as a result of finalizing the purchase price allocation. The gain on the bargain purchase was primarily attributable to the Company’s ability to utilize certain tax operating losses.

The tax deductible goodwill related to the Consolidated Graphics, Esselte and MultiCorpora acquisitions was $74.1 million.

Based on the valuations, the final purchase price allocations for these acquisitions were as follows:

Accounts receivable	$241.4
Inventories	89.6
Prepaid expenses and other current assets	16.3
Property, plant and equipment	335.0
Other intangible assets	204.9
Other noncurrent assets	11.9
Goodwill	300.2
Accounts payable and accrued liabilities	(217.4)
Other noncurrent liabilities	(57.5)
Deferred taxes-net	(97.5)
Total purchase price-net of cash acquired	826.9
Less: debt assumed	118.4
Less: value of common stock issued	319.0
Less: gain on bargain purchase	10.5
Less: amount due for net working capital settlement	2.8
Net cash paid	$376.2

The fair values of other intangible assets, technology and goodwill associated with the acquisitions of Esselte, MultiCorpora and Consolidated Graphics were determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$178.1	Excess earnings	Discount rate Attrition rate	17.0% - 21.0% 5.0% - 9.5%

Trade names	26.5	Relief-from-royalty method	Discount rate Royalty rate (after-tax)	19.0% 0.5% - 1.5%

Technology	1.1	Excess earnings	Discount rate	17.0%

The fair values of property, plant and equipment associated with the Consolidated Graphics, Esselte, and MultiCorpora acquisitions were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the cost or market approach, if a secondhand market existed.

2013 Disposition

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France, for a loss of $17.9 million, which was recognized in net investment and other expense in the Consolidated Statements of Operations. The loss included cash incentive payments due to the purchaser of $18.8 million, of which $12.0 million was paid as of June 30, 2014 with the remaining balance to be paid by January 2015. The operations of the MRM France business were included in the International segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For the three and six months ended June 30, 2013, the Company recorded $0.1 million and $1.1 million of acquisition-related expenses, respectively, associated with acquisitions contemplated within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Pro forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2014 and 2013 presents the combined results of operations of the Company and the 2014 acquisitions described above, as if the acquisitions had occurred at January 1, 2013.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$2,902.5	$2,887.8	$5,729.1	$5,746.4
Net earnings attributable to RR Donnelley common shareholders	76.5	57.9	58.8	66.6
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.38	$0.29	$0.29	$0.34
Diluted	$0.38	$0.29	$0.29	$0.33

The unaudited pro forma financial information includes amortization of purchased intangibles of $20.4 million and $40.9 million for the three and six months ended June 30, 2014, respectively and $21.3 million and $42.8 million for the three and six months ended June 30, 2013, respectively. The unaudited pro forma financial information includes restructuring, impairment and other charges from operations of $17.8 million and $47.9 million for the three and six months ended June 30, 2014, respectively and $25.8 million and $64.8 million for the three and six months ended June 30, 2013, respectively.

Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Depreciation and amortization of purchased assets, pre-tax	$1.8	$(2.6)	$1.6	$(4.5)
Acquisition-related expenses, pre-tax	0.3	0.1	18.9	(16.5)
Restructuring, impairment and other charges, pre-tax	5.0	(5.0)	22.1	(21.2)
Inventory fair value adjustments, pre-tax	2.2	—	14.3	(14.3)
Other pro forma adjustments, pre-tax	6.1	(8.5)	(4.5)	1.4
Income taxes	(3.5)	(0.5)	(13.7)	17.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Raw materials and manufacturing supplies	$270.7	$212.6
Work in process	183.2	145.2
Finished goods	224.8	235.4
LIFO reserve	(92.3)	(92.0)
Total	$586.4	$501.2

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Land	$119.3	$94.3
Buildings	1,238.7	1,160.6
Machinery and equipment	6,255.0	6,024.0
	7,613.0	7,278.9
Accumulated depreciation	(5,963.0)	(5,848.8)
Total	$1,650.0	$1,430.1

During the three and six months ended June 30, 2014, depreciation expense was $91.4 million and $179.3 million, respectively. During the three and six months ended June 30, 2013 depreciation expense was $86.4 million and $174.9 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $20.9 million and $18.5 million at June 30, 2014 and December 31, 2013, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2014 were as follows:

	Publishing and		Strategic
	Retail Services	Variable Print	Services	International	Total
Net book value as of December 31, 2013
Goodwill	$688.0	$1,638.6	$1,005.4	$1,275.9	$4,607.9
Accumulated impairment losses	(669.9)	(1,105.2)	(243.5)	(1,153.0)	(3,171.6)
Total	18.1	533.4	761.9	122.9	1,436.3
Acquisitions	—	276.2	3.5	20.5	300.2
Foreign exchange and other adjustments	—	0.6	0.2	(0.7)	0.1
Net book value at June 30, 2014
Goodwill	688.0	1,915.4	1,009.8	1,309.0	4,922.2
Accumulated impairment losses	(669.9)	(1,105.2)	(244.2)	(1,166.3)	(3,185.6)
Total	$18.1	$810.2	$765.6	$142.7	$1,736.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$909.2	$(486.7)	$422.5	$728.8	$(448.5)	$280.3
Patents	98.3	(98.3)	—	98.3	(98.3)	—
Trademarks, licenses and agreements	31.6	(29.2)	2.4	31.4	(28.2)	3.2
Trade names	44.0	(14.4)	29.6	27.1	(12.8)	14.3
Total amortizable other intangible assets	1,083.1	(628.6)	454.5	885.6	(587.8)	297.8
Indefinite-lived trade names	26.9	—	26.9	18.1	—	18.1
Total other intangible assets	$1,110.0	$(628.6)	$481.4	$903.7	$(587.8)	$315.9

The Company recorded additions to other intangible assets of $204.9 million for acquisitions during the six months ended June 30, 2014, the components of which were as follows:

	June 30, 2014
		Weighted Average
	Amount	Amortization Period
Customer relationships	$178.1	9.7
Trade names (amortizable)	17.8	10.0
Trade names (indefinite-lived)	8.7	n/a
Non-compete agreements	0.3	3.0
Total additions	$204.9

Amortization expense for other intangible assets was $20.5 million and $16.1 million for the three months ended June 30, 2014 and 2013, respectively, and $38.8 million and $32.4 million for the six months ended June 30, 2014 and 2013, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of June 30, 2014:

For the year ending December 31,	Amount
2014	$79.0
2015	78.2
2016	59.5
2017	53.1
2018	47.9
2019 and thereafter	175.6
Total	$493.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended June 30, 2014 and 2013, the Company recorded the following net restructuring, impairment and other charges:

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2014	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$0.2	$1.7	$1.9	$1.4	$—	$3.3
Variable Print	3.0	2.5	5.5	0.7	—	6.2
Strategic Services	1.4	1.0	2.4	—	3.8	6.2
International	2.9	0.1	3.0	1.0	—	4.0
Corporate	1.6	1.5	3.1	—	—	3.1
Total	$9.1	$6.8	$15.9	$3.1	$3.8	$22.8

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2013	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$—	$1.2	$1.2	$1.3	$—	$2.5
Variable Print	0.4	6.2	6.6	0.1	—	6.7
Strategic Services	1.6	0.6	2.2	1.4	—	3.6
International	3.9	0.8	4.7	0.9	—	5.6
Corporate	1.4	—	1.4	—	—	1.4
Total	$7.3	$8.8	$16.1	$3.7	$—	$19.8

For the six months ended June 30, 2014 and 2013, the Company recorded the following net restructuring, impairment and other charges:

		Other	Total
Six Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2014	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$0.4	$3.8	$4.2	$3.6	$16.3	$24.1
Variable Print	14.1	3.4	17.5	5.2	4.1	26.8
Strategic Services	2.4	1.5	3.9	—	3.9	7.8
International	4.0	0.6	4.6	1.0	—	5.6
Corporate	2.1	1.6	3.7	—	—	3.7
Total	$23.0	$10.9	$33.9	$9.8	$24.3	$68.0

		Other	Total
Six Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2013	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$3.5	$7.8	$11.3	$4.5	$—	$15.8
Variable Print	1.8	7.2	9.0	0.4	—	9.4
Strategic Services	1.6	1.3	2.9	1.8	—	4.7
International	5.6	1.3	6.9	0.7	—	7.6
Corporate	3.6	1.0	4.6	0.4	—	5.0
Total	$16.1	$18.6	$34.7	$7.8	$—	$42.5

Restructuring and Impairment Charges

For the three and six months ended June 30, 2014, the Company recorded net restructuring charges of $9.1 million and $23.0 million, respectively, for employee termination costs for 408 employees, of whom 353 were terminated as of June 30, 2014. These charges primarily related to the integration of Consolidated Graphics, including the closure of six Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

charges of $6.8 million and $10.9 million, respectively, for the three and six months ended June 30, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. For the three and six months ended June 30, 2014, the Company also recorded $3.1 million and $9.8 million, respectively, of impairment charges primarily related to buildings, machinery and equipment and trade names associated with facility closings. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

For the three and six months ended June 30, 2013, the Company recorded net restructuring charges of $7.3 million and $16.1 million, respectively, for employee termination costs for 579 employees, substantially all of whom were terminated as of June 30, 2014. These charges primarily related to the closing of one manufacturing facility within each of the Publishing and Retail Services and Variable Print segments and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $8.8 million and $18.6 million, respectively, for the three and six months ended June 30, 2013, including charges related to multi-employer pension plan withdrawal obligations. For the three and six months ended June 30, 2013, the Company also recorded $3.7 million and $7.8 million, respectively, of impairment charges primarily related to buildings and machinery and equipment associated with facility closings.

Other Charges

For the three and six months ended June 30, 2014, the Company recorded other charges of $3.8 million and $24.3 million, respectively, as a result of its decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating. These charges for multi-employer pension plan withdrawal obligations, unrelated to facility closures, represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from certain multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $4.7 million and $90.6 million, respectively, as of June 30, 2014.

It is reasonably possible that the Company will withdraw from the remaining multi-employer pension plan in which it participates in the near term, with a potential liability estimated to range from $5 million to $8 million in the aggregate.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in the plans and any decisions by those employers to withdraw from the plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multi-employer pension plans, including certain plans from which the Company has previously withdrawn, could have a material impact on the Company’s previously estimated withdrawal liabilities, consolidated results of operations, financial position or cash flows.

Restructuring Reserve

The restructuring reserve as of December 31, 2013 and June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	June 30,
	2013	Charges	Other	Paid	2014
Employee terminations	$19.7	$23.0	$1.8	$(17.3)	$27.2
Multi-employer pension withdrawal obligations	36.8	2.2	—	(2.4)	36.6
Lease terminations and other	21.1	8.7	1.4	(11.8)	19.4
Total	$77.6	$33.9	$3.2	$(31.5)	$83.2

The current portion of restructuring reserves of $36.4 million at June 30, 2014 was included in accrued liabilities, while the long-term portion of $46.8 million, primarily related to multi-employer pension plan complete or partial withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at June 30, 2014.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June 2015.

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

The restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2026. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charges related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Company’s financial statements.

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Pension (income) expense
Service cost	$0.6	$0.8	$1.1	$1.6
Interest cost	48.9	44.5	96.6	89.1
Expected return on plan assets	(66.1)	(60.6)	(129.2)	(121.2)
Amortization, net	8.5	12.6	16.3	25.2
Net pension income	$(8.1)	$(2.7)	$(15.2)	$(5.3)
Other postretirement benefits plan (income) expense
Service cost	$1.2	$1.9	$2.3	$3.7
Interest cost	4.2	4.0	8.4	8.1
Expected return on plan assets	(3.1)	(2.9)	(6.2)	(5.9)
Amortization, net	(6.5)	(5.0)	(12.9)	(9.9)
Net other postretirement benefits plan income	$(4.2)	$(2.0)	$(8.4)	$(4.0)

As the majority of the Company’s pension plans have been frozen as of December 31, 2012, the Company continues to transition to a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other securities and increase for fixed income investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time.

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $6.1 million and $9.9 million for the three and six months ended June 30, 2014, respectively.  The total compensation expense related to all share-based compensation plans was $7.1 million and $11.1 million for the three and six months ended June 30, 2013, respectively.

Stock Options

There were no options granted during the six months ended June 30, 2014 and 2013.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Stock option awards as of December 31, 2013 and June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,139	$19.39	5.6	$21.2
Exercised	(125)	10.56
Cancelled/forfeited/expired	(139)	27.70
Outstanding at June 30, 2014	3,875	19.38	5.2	13.0
Vested and expected to vest at June 30, 2014	3,848	19.43	5.2	12.9
Exercisable at June 30, 2014	1,381	$9.00	5.6	$11.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2014 and December 31, 2013, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on June 30, 2014 and December 31, 2013. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the six months ended June 30, 2014 was $1.0 million and for the three months ended June 30, 2014 was de minimis. Total intrinsic value of options exercised for the three and six months ended June 30, 2013 was $0.4 million. Excess tax benefits on stock option exercises, shown as financing cash inflows in the Condensed Consolidated Statements of Cash Flows, were $0.3 million for the six months ended June 30, 2014. There were no excess tax benefits on stock option exercises for the three months ended June 30, 2014.  Excess tax benefits for three and six months ended June 30, 2013 were $0.1 million.

Compensation expense related to stock options for the three and six months ended June 30, 2014 was $0.2 million and $0.5 million, respectively. Compensation expense related to stock options for the three and six months ended June 30, 2013 was $0.4 million and $0.8 million, respectively. As of June 30, 2014, $1.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2013 and June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	2,495	$11.97
Granted	729	16.53
Vested	(1,168)	13.82
Forfeited	(4)	16.29
Nonvested at June 30, 2014	2,052	$12.53

Compensation expense related to restricted stock units for the three and six months ended June 30, 2014 was $4.9 million and $7.8 million, respectively. Compensation expense related to restricted stock units for the three and six months ended June 30, 2013 was $6.0 million and $9.2 million, respectively. As of June 30, 2014, there was $18.2 million of unrecognized share-based compensation expense related to approximately 1.9 million restricted stock units, with a weighted average grant date fair market value of $12.55, that are expected to vest over a weighted average period of 2.4 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Excess tax benefits on restricted stock units that vested, shown as financing cash inflows in the Condensed Consolidated Statements of Cash Flows, were $0.3 million and $2.5 million for the three and six months ended June 30, 2014, respectively. Excess tax benefits on restricted stock units that vested, shown as financing cash inflows in the Condensed Consolidated Statements of Cash Flows, were $0.9 million and $2.2 million for the three and six months ended June 30, 2013, respectively.

Performance Share Units

Nonvested performance share unit awards as of December 31, 2013 and June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	953	$10.81
Granted	319	16.46
Expired	(114)	15.54
Vested	(121)	15.54
Nonvested at June 30, 2014	1,037	$11.48

During the six months ended June 30, 2014, 319,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2014 through December 31, 2016. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the six months ended June 30, 2014 range from 154,500 to 319,000 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including termination without cause, death, permanent disability or retirement of the grantee or a change in control of the Company.

Compensation expense for the performance share unit awards granted in 2014, 2013, and 2012 is being recognized based on the maximum estimated payout of 319,000, 485,000, and 233,000 shares, for each respective grant year. Compensation expense for awards granted during 2011 was recognized based on the achieved target of 52%, or 121,431 shares, which were distributed during the three months ended March 31, 2014. Compensation expense related to performance share unit awards for the three and six months ended June 30, 2014 was $1.0 million and $1.6 million, respectively. Compensation expense related to performance share unit awards for the three and six months ended June 30, 2013 was $0.7 million and $1.1 million, respectively. As of June 30, 2014, there was $7.2 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 2.1 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

9. Equity

The Company’s equity as of December 31, 2013 and June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2013	$631.8	$21.9	$653.7
Net earnings (loss)	35.7	(3.3)	32.4
Other comprehensive income (loss)	2.3	(0.2)	2.1
Share-based compensation	9.9	—	9.9
Issuances of common stock	300.7	—	300.7
Issuances of treasury stock	18.3	—	18.3
Issuance of share-based awards, net of withholdings and other	(5.1)	—	(5.1)
Cash dividends paid	(99.2)	—	(99.2)
Noncontrolling interests in acquired business	—	2.7	2.7
Distributions to noncontrolling interests	—	(0.7)	(0.7)
Balance at June 30, 2014	$894.4	$20.4	$914.8

During the three months ended March 31, 2014, the Company issued stock in conjunction with the Consolidated Graphics and Esselte acquisitions with closing date values of $300.7 million and $18.3 million, respectively.

The Company’s equity as of December 31, 2012 and June 30, 2013, and changes during the six months ended June 30, 2013, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2012	$52.8	$15.9	$68.7
Net earnings (loss)	92.5	(0.7)	91.8
Other comprehensive income (loss)	(14.8)	0.1	(14.7)
Share-based compensation	11.1	—	11.1
Issuance of share-based awards, net of withholdings and other	(6.7)	—	(6.7)
Cash dividends paid	(94.0)	—	(94.0)
Distributions to noncontrolling interests	—	(1.1)	(1.1)
Balance at June 30, 2013	$40.9	$14.2	$55.1

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

During the six months ended June 30, 2014 and 2013, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards. During the three months ended March 31, 2014, the Company issued stock in conjunction with the Consolidated Graphics and Esselte acquisitions of 16.0 million shares and 1.0 million shares, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.32	$0.36	$0.18	$0.51
Diluted	$0.32	$0.36	$0.18	$0.51
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$64.7	$65.4	$35.7	$92.5
Denominator:
Weighted average number of common shares outstanding	200.2	182.0	196.7	181.6
Dilutive options and awards	1.2	1.2	1.5	1.5
Diluted weighted average number of common shares outstanding	201.4	183.2	198.2	183.1
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	1.4	1.9	1.2	1.7
Performance share units	1.0	1.0	1.0	0.8
Stock options	3.4	4.0	3.5	4.2
Total	5.8	6.9	5.7	6.7

11. Comprehensive Income

Income tax expense allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$8.7	$—	$8.7	$(0.3)	$—	$(0.3)
Adjustment for net periodic pension and other postretirement benefits plan cost	2.0	0.6	1.4	3.4	1.1	2.3
Change in fair value of derivatives	0.1	—	0.1	0.2	0.1	0.1
Other comprehensive income	$10.8	$0.6	$10.2	$3.3	$1.2	$2.1

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(25.8)	$—	$(25.8)	$(18.7)	$—	$(18.7)
Adjustment for net periodic pension and other postretirement benefits plan cost	7.6	2.8	4.8	15.4	11.5	3.9
Change in fair value of derivatives	0.1	0.1	—	0.2	0.1	0.1
Other comprehensive income (loss)	$(18.1)	$2.9	$(21.0)	$(3.1)	$11.6	$(14.7)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive income (loss) by component as of December 31, 2013 and June 30, 2014, and changes for the six months ended June 30, 2014, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2013	$(0.2)	$(521.4)	$33.5	$(488.1)
Other comprehensive loss before reclassifications	—	—	(0.1)	(0.1)
Amount reclassified from accumulated other comprehensive loss	0.1	2.3	—	2.4
Net change in accumulated other comprehensive loss	0.1	2.3	(0.1)	2.3
Balance at June 30, 2014	$(0.1)	$(519.1)	$33.4	$(485.8)

Accumulated other comprehensive income (loss) by component as of December 31, 2012 and June 30, 2013, and changes for the six months ended June 30, 2013, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2012	$(0.6)	$(1,085.1)	$56.5	$(1,029.2)
Other comprehensive loss before reclassifications	—	(5.8)	(18.8)	(24.6)
Amount reclassified from accumulated other comprehensive loss	0.1	9.7	—	9.8
Net change in accumulated other comprehensive loss	0.1	3.9	(18.8)	(14.8)
Balance at June 30, 2013	$(0.5)	$(1,081.2)	$37.7	$(1,044.0)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended		Classification in the Condensed
	June 30,		June 30,		Consolidated
	2014	2013	2014	2013	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$8.5	$12.6	$16.3	$25.2	(a)
Net prior service credit	(6.5)	(5.0)	(12.9)	(9.9)	(a)
Reclassifications before tax	2.0	7.6	3.4	15.3
Income tax expense	0.6	2.7	1.1	5.6
Reclassifications, net of tax	$1.4	$4.9	$2.3	$9.7
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

In the second quarter of 2014, Consolidated Graphics’ operations in the Czech Republic and Japan were moved from the Variable Print segment to the Europe and Asia reporting units, respectively, within the International segment to reflect corresponding changes in the management reporting structure of the organization. All prior periods have been reclassified to conform to the current reporting structure.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Three months ended June 30, 2014	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Publishing and Retail Services	$629.5	$(3.6)	$625.9	$27.8	$37.2	$10.3
Variable Print	972.0	(14.6)	957.4	61.7	41.5	18.7
Strategic Services	719.3	(31.8)	687.5	81.1	16.3	8.0
International	656.1	(24.4)	631.7	24.7	24.9	18.4
Total operating segments	2,976.9	(74.4)	2,902.5	195.3	119.9	55.4
Corporate	—	—	—	(17.1)	2.0	1.9
Total operations	$2,976.9	$(74.4)	$2,902.5	$178.2	$121.9	$57.3

Three Months Ended June 30, 2013	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Publishing and Retail Services	$651.4	$(2.1)	$649.3	$37.7	$42.3	$11.7
Variable Print	638.9	(12.7)	626.2	38.5	26.4	13.9
Strategic Services	689.9	(29.2)	660.7	81.1	14.9	12.6
International	658.7	(23.3)	635.4	29.3	26.0	7.2
Total operating segments	2,638.9	(67.3)	2,571.6	186.6	109.6	45.4
Corporate	0.1	(0.1)	—	(13.4)	1.4	1.0
Total operations	$2,639.0	$(67.4)	$2,571.6	$173.2	$111.0	$46.4

Six months ended June 30, 2014	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Publishing and Retail Services	$1,273.0	$(4.4)	$1,268.6	$37.7	$1,316.4	$74.9	$22.2
Variable Print	1,781.0	(31.5)	1,749.5	89.4	2,685.2	76.6	29.1
Strategic Services	1,369.9	(62.7)	1,307.2	136.5	1,436.2	32.4	17.9
International	1,295.5	(44.5)	1,251.0	54.9	1,972.1	49.8	30.4
Total operating segments	5,719.4	(143.1)	5,576.3	318.5	7,409.9	233.7	99.6
Corporate	—	—	—	(44.3)	137.0	3.7	6.7
Total operations	$5,719.4	(143.1)	$5,576.3	$274.2	$7,546.9	$237.4	$106.3

Six Months Ended June 30, 2013	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Publishing and Retail Services	$1,317.4	$(3.7)	$1,313.7	$59.5	$1,388.3	$85.7	$24.2
Variable Print	1,302.7	(28.1)	1,274.6	95.9	1,579.3	54.3	24.8
Strategic Services	1,317.6	(64.9)	1,252.7	139.1	1,431.6	29.7	13.2
International	1,316.1	(47.0)	1,269.1	57.2	1,886.4	51.9	18.2
Total operating segments	5,253.8	(143.7)	5,110.1	351.7	6,285.6	221.6	80.4
Corporate	0.1	(0.1)	—	(38.7)	616.0	3.0	3.9
Total operations	$5,253.9	$(143.8)	$5,110.1	$313.0	$6,901.6	$224.6	$84.3

Restructuring, impairment and other charges by segment for the three and six months ended June 30, 2014 and 2013 are described in Note 6.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in twelve active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate ten other previously or currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

14. Debt

The Company’s debt at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
Borrowings under the Credit Agreement	$193.0	$—
4.95% senior notes due April 1, 2014	—	258.2
5.50% senior notes due May 15, 2015	200.0	200.0
8.60% senior notes due August 15, 2016	218.9	218.7
6.125% senior notes due January 15, 2017	251.0	250.8
7.25% senior notes due May 15, 2018	250.0	350.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	238.9	450.0
7.625% senior notes due June 15, 2020	350.0	400.0
7.875% senior notes due March 15, 2021	448.1	448.0
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	400.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	—
6.625% debentures due April 15, 2029	199.4	199.4
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	13.9	10.7
Total debt	3,835.3	3,857.9
Less: current portion	(406.4)	(270.9)
Long-term debt	$3,428.9	$3,587.0

(a)	As of June 30, 2014 and December 31, 2013, the interest rate on the 11.25% senior notes due February 1, 2019 was 12.75% as a result of downgrades in the ratings of the notes by the rating agencies.
(b)	Includes miscellaneous debt obligations, fair value adjustment to the 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges and capital leases.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $402.6 million and $343.4 million at June 30, 2014 and December 31, 2013, respectively.

The weighted average interest rate on borrowings under the Company’s $1.15 billion senior secured revolving credit facility as amended (the “Credit Agreement”) during the six months ended June 30, 2014 and 2013 was 2.0% in each period.

On April 1, 2014, proceeds from borrowings under the Credit Agreement were used to pay the $258.2 million 4.95% senior notes that matured on April 1, 2014.

On March 20, 2014, the Company issued $400.0 million of 6.00% senior notes due April 1, 2024. Interest on the notes is payable semi-annually on April 1 and October 1, commencing on October 1, 2014. The net proceeds from the offering along with borrowings under the Credit Agreement were used to repurchase $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018, and $50.0 million of the 7.625% senior notes due June 15, 2020. The repurchases resulted in a pre-tax loss on debt extinguishment of $77.1 million for the six months ended June 30, 2014 related to the premiums paid, unamortized debt issuance costs, elimination of the $2.8 million fair value adjustment on the 8.25% senior notes and other expenses.

On November 12, 2013, the Company issued $350.0 million of 6.50% senior notes due November 15, 2023. Interest on the notes is payable semi-annually on May 15 and November 15 of each year. The net proceeds from the offering, along with cash on hand, were used to finance the cash portion of the acquisition of Consolidated Graphics.

On August 26, 2013, the Company issued $400.0 million of 7.00% senior notes due February 15, 2022. Interest on the notes is payable semi-annually on February 15 and August 15 of each year. The net proceeds from the offering were used to repurchase $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017. The repurchases resulted in a pre-tax loss on debt extinguishment of $46.3 million for the year ended December 31, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses.

On March 14, 2013, the Company issued $450.0 million of 7.875% senior notes due March 15, 2021. Interest on the notes is payable semi-annually on March 15 and September 15 of each year. The net proceeds from the offering were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018 and to reduce borrowings under the Credit Agreement. The repurchases resulted in a pre-tax loss on debt extinguishment of $35.6 million for the three months ended March 31, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses.

Interest income was $2.2 million and $4.7 million for the three and six months ended June 30, 2014, respectively. Interest income was $2.5 million and $6.3 million for the three and six months ended June 30, 2013, respectively.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain assets and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional amount of the forward contracts at June 30, 2014 and December 31, 2013 was $360.3 million and $372.1 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating-rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional amount of $400.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which were attributable to changes in the benchmark interest rate. During the six months ended June 30, 2014, the Company repurchased $211.1 million of the 8.25% senior notes due March 15, 2019, and related interest rate swaps with a notional amount of $210.0 million were terminated, resulting in payments of $4.2 million for the fair value of the interest rate swaps. As a result of the termination, the remaining notional amount of the interest rate swap agreements as of June 30, 2014 was $190.0 million. The interest rate swaps were designated as fair value hedges against changes in the value of $238.9 million of the Company’s 8.25% senior notes due March 15, 2019.

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $600.0 million of its fixed-rate senior notes to a floating-rate LIBOR plus a basis point spread. The interest rate swaps, with a notional amount of $600.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 1, 2014, which were attributable to changes in the benchmark interest rate. During March 2012, the Company repurchased $341.8 million of the 4.95% senior notes due April 1, 2014, and related interest rate swaps with a notional amount of $342.0 million were terminated, resulting in proceeds of $11.0 million for the fair value of the interest rate swaps. In conjunction with the 4.95% senior notes maturity in April 2014, the remaining interest rate swap agreements matured.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

At June 30, 2014 and December 31, 2013, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	June 30, 2014	December 31, 2013
Derivatives not designated as hedges
Prepaid expenses and other current assets	$1.7	$0.4
Accrued liabilities	1.3	1.5
Derivatives designated as fair value hedges
Prepaid expenses and other current assets	$—	$1.3
Other noncurrent liabilities	1.6	9.1

The gross and net amounts of foreign exchange forward contracts and interest rate swaps recognized in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$1.7	$—	$1.7	$(0.5)	$1.2
Interest rate swaps	—	—	—	—	—
Total	$1.7	$—	$1.7	$(0.5)	$1.2
Liabilities
Foreign exchange forward contracts reported gross	$1.3	$—	$1.3	$—	$1.3
Interest rate swaps	1.6	—	1.6	(0.5)	1.1
Total	$2.9	$—	$2.9	$(0.5)	$2.4

December 31, 2013	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.4	$—	$0.4	$(0.4)	$—
Interest rate swaps	1.3	—	1.3	(0.2)	1.1
Total	$1.7	$—	$1.7	$(0.6)	$1.1
Liabilities
Foreign exchange forward contracts reported gross	$1.5	$—	$1.5	$(0.2)	$1.3
Interest rate swaps	9.1	—	9.1	(0.4)	8.7
Total	$10.6	$—	$10.6	$(0.6)	$10.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 were as follows:

		Three Months Ended		Six Months Ended
	Classification of (Gain) Loss Recognized in the	June 30,		June 30,
	Condensed Consolidated Statements of Operations	2014	2013	2014	2013
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(1.1)	$7.3	$(1.5)	$(5.5)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and six months ended June 30, 2014 and 2013 were as follows:

		Three Months Ended		Six Months Ended
	Classification of (Gain) Loss Recognized in the	June 30,		June 30,
	Condensed Consolidated Statements of Operations	2014	2013	2014	2013
Fair Value Hedges
Interest rate swaps	Investment and other (income) expense-net	$(1.6)	$13.3	$(1.7)	$17.6
Hedged items	Investment and other (income) expense-net	1.7	(13.0)	1.1	(16.7)
Total (gain) loss recognized as ineffectiveness in the Condensed Consolidated Statements of Operations	Investment and other (income) expense-net	$0.1	$0.3	$(0.6)	$0.9

The Company also recognized a net reduction to interest expense of $0.5 million and $2.8 million for the three and six months ended June 30, 2014, respectively, and $2.2 million and $4.5 million for the three and six months ended June 30, 2013, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities required to be adjusted to fair value on a recurring basis are pension and other postretirement benefits plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of June 30, 2014 and December 31, 2013. See Note 14 for the fair value of the Company’s debt, which is recorded at book value.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The fair value as of the measurement date, net book value as of June 30, 2014 and 2013 and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014		As of June 30, 2014
	Impairment Charge	Fair Value Measurement (Level 3)	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$(0.3)	$2.8	$3.2	$4.8	$4.7
Long-lived assets held for sale or disposal	2.8	—	5.9	7.9	7.5
Other intangible assets	1.0	—	1.0	—	—
Total	$3.5	$2.8	$10.1	$12.7	$12.2

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013		As of June 30, 2013
	Impairment Charge	Fair Value Measurement (Level 3)	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$0.3	$0.3	$0.8	$0.6	$0.5
Long-lived assets held for sale or disposal	3.4	12.2	7.6	13.9	12.1
Total	$3.7	$12.5	$8.4	$14.5	$12.6

The fair values of long-lived assets held for sale that were remeasured during the three and six months ended June 30, 2014 were reduced by estimated costs to sell of $0.3 million and $0.6 million, respectively. The fair values of long-lived assets held for sale that were remeasured during the three and six months ended June 30, 2013 were reduced by estimated costs to sell of $0.9 million.

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

17. Venezuela Currency Remeasurement

Since January 1, 2010, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index has exceeded 100%. As a result, Venezuela’s economy is considered highly inflationary and the financial statements of the Company’s Venezuelan subsidiaries are remeasured as if the functional currency were the U.S. Dollar. Prior to March 31, 2014, the financial statements were remeasured based on the official rate determined by the government of Venezuela. On February 8, 2013, the government of Venezuela changed its primary fixed exchange rate from 4.3 Bolivars per U.S. Dollar to 6.3 Bolivars per U.S. Dollar, devaluing the Bolivar by 32%. This devaluation resulted in a pre-tax loss of $3.2 million ($2.0 million after-tax), of which $1.0 million was recognized as a loss attributable to noncontrolling interests during the six months ended June 30, 2013.

During the three months ended March 31, 2014, the Venezuelan government expanded the operation of the Supplementary System for the Administration of Foreign Currency (“SICAD 1”) currency exchange mechanism for use with certain transactions. In addition, the Venezuelan government also began operating the SICAD 2 exchange which the government indicated is available to all entities for all transactions. The Venezuelan government has indicated that the official rate of 6.3 Bolivars per U.S. Dollar will be reserved only for settlement of U.S. Dollar denominated purchases of “essential goods and services.” As of June 30, 2014, the SICAD 1 and SICAD 2 exchange rates were 10.6 and 50.0 Bolivars per U.S. Dollar, respectively. While there is considerable uncertainty as to the nature, amount and timing of transactions that will be settled through SICAD 1 and SICAD 2, beginning March 31, 2014, certain

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

assets of the Company’s Venezuelan subsidiaries were remeasured at the SICAD 2 rate as the Company believes those assets will ultimately be utilized to settle U.S. Dollar denominated liabilities using SICAD 2. Remaining net monetary assets were remeasured at the SICAD 1 rate, as the Company believes SICAD 1 will be applicable for future transactions, and dividend remittances, if any, from the Company’s Venezuelan subsidiaries. During the three months ended June 30, 2014, certain transactions pending approval at the official rate of 6.3 Bolivars per U.S. Dollar were approved, resulting in foreign exchange gains. As a result of the remeasurement at the SICAD 1 and SICAD 2 rates and foreign exchange gains resulting from certain transactions approved at the official rate during the three months ended June 30, 2014, a net pre-tax gain of $3.2 million ($0.9 million after-tax) was recognized in net investment and other expense, of which $0.7 million was included in income attributable to noncontrolling interests. During the six months ended June 30, 2014, a pre-tax loss, net of foreign exchange gains, of $18.6 million ($14.0 million after-tax) was recognized in net investment and other expense, of which $6.4 million was included in loss attributable to noncontrolling interests as a result of the remeasurement at the SICAD 1 and SICAD 2 rates.

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

18. New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition and, as a result, should not be included in the estimation of the grant-date fair value of the award. ASU 2014-12 will be effective for the Company in the first quarter of 2016. The standard may be applied either prospectively to all awards granted or modified after the effective date or retrospectively, to all periods presented. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. ASU 2014-09 will be effective for the Company in the first quarter of 2017. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is currently evaluating the impact of the provisions of ASU 2014-09 and determining which transition method will be used.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. ASU 2014-08 will be effective for the Company in the first quarter of 2015. The adoption of ASU 2014-08 may impact whether future disposals qualify as discontinued operations and therefore could impact the Company’s financial statement presentation and disclosures.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”), a Delaware corporation, helps organizations communicate more effectively by working to create, manage, produce, distribute and process content on behalf of our customers. The Company assists customers in developing and executing multichannel communication strategies that engage audiences, reduce costs, drive revenues and increase compliance. RR Donnelley’s innovative technologies enhance digital and print communications to deliver integrated messages across multiple media to highly targeted audiences at optimal times for clients in virtually every private and public sector. Strategically located operations provide local service and responsiveness while leveraging the economic, geographic and technological advantages of a global organization.

Business Acquisitions and Dispositions

On March 25, 2014, the Company acquired substantially all of the North American operations of Esselte Corporation (“Esselte”), a developer and manufacturer of nationally branded and private label office and stationery products. The purchase price included $78.2 million in cash, 1.0 million shares of RR Donnelley common stock and a $2.8 million payable related to the settlement of net working capital, or a total transaction value of $99.3 million based on the Company’s closing share price on March 24, 2014. Esselte’s operations are included in the Variable Print segment.

On March 10, 2014, the Company acquired the assets of MultiCorpora R&D Inc. and MultiCorpora International Inc. (together “MultiCorpora”) for $6.1 million. MultiCorpora is an international provider of translation technology solutions. MultiCorpora’s operations are included in the Strategic Services segment.

On January 31, 2014, the Company acquired Consolidated Graphics, Inc. (“Consolidated Graphics”), a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, with operations in North America, Europe and Asia. The purchase price for Consolidated Graphics was $359.9 million in cash and 16.0 million shares of RR Donnelley common stock, or a total transaction value of $660.6 million based on the Company’s closing share price on January 30, 2014, plus the assumption of Consolidated Graphics’ debt of $118.4 million. Immediately following the acquisition, the Company repaid substantially all of the debt assumed. Consolidated Graphics’ operations are primarily included in the Variable Print segment. In the second quarter of 2014, Consolidated Graphics’ operations in the Czech Republic and Japan were moved from the Variable Print segment to the Europe and Asia reporting units, respectively, within the International segment to reflect corresponding changes in the management reporting structure of the organization. All prior periods have been reclassified to conform to the current reporting structure.

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services, for net proceeds of $2.3 million and a loss of $0.7 million. The operations of the GRES business were included in the International segment.

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France, for a loss of $17.9 million, which included cash incentive payments due to the purchaser of $18.8 million, of which $12.0 million were paid as of June 30, 2014 with the remaining balance to be paid by January 2015. The operations of the MRM France business were included in the International segment.

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

Executive Summary

Financial Performance: Three Months Ended June 30, 2014

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended June 30, 2014, from the three months ended June 30, 2013, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the three months ended June 30, 2013	$173.2	6.7%	$65.4	$0.36
2014 restructuring, impairment and other charges – net	(22.8)	(0.8%)	(11.8)	(0.06)
2013 restructuring, impairment and other charges – net	19.8	0.8%	13.4	0.07
Acquisition-related expenses	(0.4)	0.0%	(0.4)	—
Purchase accounting inventory adjustment	(2.2)	(0.1%)	(1.5)	(0.01)
Venezuela currency remeasurement	—	—	0.2	—
Gain-net on bargain purchase	—	—	(6.1)	(0.03)
Loss on investments	—	—	3.6	0.02
Operations	10.6	(0.5%)	1.9	(0.03)
For the three months ended June 30, 2014	$178.2	6.1%	$64.7	$0.32

2014 restructuring, impairment and other charges - net: included $9.1 million for employee termination costs; $6.8 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; $3.8 million for other estimated charges related to the decision to partially withdraw from certain multi-employer pension plans serving facilities that are currently operating; and $3.1 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

2013 restructuring, impairment and other charges - net: included pre-tax charges of $8.8 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations; $7.3 million for employee termination costs; and $3.7 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

Acquisition-related expenses: included pre-tax charges of $0.5 million ($0.5 million after-tax) related to legal, accounting and other expenses for the three months ended June 30, 2014 associated with completed or contemplated acquisitions. For the three months ended June 30, 2013, these pre-tax charges were $0.1 million ($0.1 million after-tax) for acquisitions contemplated.

Purchase accounting inventory adjustment: included pre-tax charges of $2.2 million ($1.5 million after-tax) for the three months ended June 30, 2014 as a result of an inventory purchase accounting adjustment for Esselte.

Venezuela currency remeasurement: currency remeasurement in Venezuela, net of foreign exchange gains, resulted in a net pre-tax gain of $3.2 million ($0.9 million after-tax), of which $0.7 million was included in income attributable to noncontrolling interests for the three months ended June 30, 2014.

Gain - net on bargain purchase adjustment: acquisition of Esselte resulted in a pre-tax reduction in the previously recorded gain of $6.1 million ($6.1 million after-tax) for the three months ended June 30, 2014 as a result of finalizing the purchase price allocation.

Loss on investments: included pre-tax impairment losses on equity investments of $5.5 million ($3.6 million after-tax) for the three months ended June 30, 2013.

Operations: reflected the acquisitions of Consolidated Graphics and Esselte, increased volume in logistics, higher pension and other postretirement benefits plan income and cost savings from restructuring activities, partially offset by price pressures primarily in Publishing and Retail Services and International and wage and other inflation in International.  See further details in the review of operating results by segment below.

Financial Performance: Six Months Ended June 30, 2014

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the six months ended June 30, 2014, from the six months ended June 30, 2013, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the six months ended June 30, 2013	$313.0	6.1%	$92.5	$0.51
2014 restructuring, impairment and other charges – net	(68.0)	(1.2%)	(45.3)	(0.23)
2013 restructuring, impairment and other charges – net	42.5	0.8%	28.1	0.15
Acquisition-related expenses	(7.1)	0.0%	(5.6)	(0.03)
Purchase accounting inventory adjustments	(14.3)	(0.3%)	(9.1)	(0.05)
Loss on disposal of business	—	—	(0.4)	—
Loss on debt extinguishment	—	—	(26.7)	(0.12)
Venezuela currency remeasurement	—	—	(5.4)	(0.03)
Gain on bargain purchase	—	—	10.5	0.05
Loss on investments	—	—	3.6	0.02
Operations	8.1	(0.5%)	(6.5)	(0.09)
For the six months ended June 30, 2014	$274.2	4.9%	$35.7	$0.18

2014 restructuring, impairment and other charges - net: included pre-tax charges of $24.3 million related to the decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating; $23.0 million for employee termination costs; and $10.9 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; and $9.8 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

2013 restructuring, impairment and other charges - net: included pre-tax charges of $16.1 million for employee termination costs; $18.6 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations; and $7.8 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

Acquisition-related expenses: included pre-tax charges of $8.2 million ($6.7 million after-tax) related to legal, accounting and other expenses for the six months ended June 30, 2014 associated with completed or contemplated acquisitions. For the six months ended June 30, 2013, these pre-tax charges were $1.1 million ($1.1 million after-tax) for acquisitions contemplated or completed in subsequent periods.

Purchase accounting inventory adjustments: included pre-tax charges of $14.3 million ($9.1 million after-tax) for the six months ended June 30, 2014 as a result of inventory purchase accounting adjustments for Consolidated Graphics and Esselte.

Loss on disposal of business: included a pre-tax loss on the disposal of GRES in the International segment of $0.7 million ($0.4 million after-tax).

Loss on debt extinguishment: included a pre-tax loss of $77.1 million ($49.8 million after-tax) for the six months ended June 30, 2014, related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. For the six months ended June 30, 2013, a pre-tax loss of $35.6 million ($23.1 million after-tax) was recognized related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018.

Venezuela currency remeasurement: currency remeasurement in Venezuela resulted in a pre-tax loss, net of foreign exchange gains, of $18.6 million ($14.0 million after-tax), of which $6.4 million was included in loss attributable to noncontrolling interests for the six months ended June 30, 2014. For the six months ended June 30, 2013, the currency devaluation in Venezuela resulted in a pre-tax loss of $3.2 million ($3.2 million after-tax), of which $1.0 million was included in loss attributable to noncontrolling interests.

Gain on bargain purchase: acquisition of Esselte resulted in a pre-tax gain of $10.5 million ($10.5 million after-tax) for the six months ended June 30, 2014.

Loss on investments: included pre-tax impairment losses on equity investments of $5.5 million ($3.6 million after-tax) for the six months ended June 30, 2013.

Operations: reflected the acquisitions of Consolidated Graphics and Esselte, increased volume in logistics and higher pension and other postretirement benefits plan income, partially offset by price pressures and wage and other inflation in the International segment. The decrease in net earnings reflected an increase in interest expense resulting from an increase in debt, including higher average credit facility borrowings and lower interest income. See further details in the review of operating results by segment below.

Overview

Net sales increased in the second quarter of 2014 compared to the same period in the prior year primarily due to the acquisitions of Consolidated Graphics and Esselte. On a pro forma basis, the Company’s net sales increased by approximately 0.5% (see Note 2 to the Condensed Consolidated Financial Statements). The net sales increase on a pro forma basis was primarily due to increased volume in the Strategic Services and Variable Print segments, partially offset by price pressures, changes in foreign exchange rates and volume declines in the Publishing and Retail Services segment.

The Company made significant progress in the integration of Consolidated Graphics and Esselte during the second quarter. Restructuring actions to eliminate duplicate facilities and personnel have been implemented throughout the affected operations. Along with the Company’s continuing focus on productivity improvement, these actions are expected to result in significant cost savings.

As the majority of the Company’s pension plans have been frozen as of December 31, 2012, the Company continues to transition to a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation.

In June 2014 the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity, with payments beginning in the fourth quarter of 2014. To the extent eligible individuals elect the option to receive a lump-sum pension payment or annuity, the Company’s pension obligations will be reduced. The Company expects to record a significant non-cash settlement charge in the fourth quarter in connection with the settlement payments. The amount of this charge will depend on which and how many individuals elect the option to receive a lump-sum pension payment or annuity, as well as the discount rate and asset values on the settlement date.

Net cash provided by operating activities for the six months ended June 30, 2014 was $69.7 million as compared to $57.9 million for the six months ended June 30, 2013. The increase in net cash provided by operating activities reflected higher net sales and lower supplier payments in the first half of 2014 due to timing and lower payments for income taxes, partially offset by higher pension and other postretirement benefit plan contributions, higher payments related to incentive compensation and higher interest payments. Similar to prior years, the Company expects higher net cash inflows from operations in the second half of 2014 as compared to the first half of 2014 due to normal operating cycles of the Company’s business.

OUTLOOK

Competition and Strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price in addition to quality and the ability to service the unique and varied needs of customers. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. Therefore, the Company believes it needs to continue to lower its cost structure and differentiate its product and related service offerings.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday volume in catalogs, retail inserts and books. This typical seasonal pattern can be impacted by overall trends in the U.S. and world economy. The Company expects the seasonality impact in 2014 and future years to be in line with historical patterns. However, as a result of the acquisition of Consolidated Graphics, the Company expects 2014 and future years to be affected by the impact of election cycles on election-related print business.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first six months of 2014, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. The Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs, which impact the Company’s ink suppliers, logistics operations and manufacturing costs. Crude oil and energy prices continue to be volatile. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. However, the Company enters into fixed price contracts for a portion of its natural gas purchases to mitigate the impact of changes in energy prices. The Company cannot predict sudden changes in energy prices and the impact that they might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the quantity that the Company’s customers are willing to print and mail. On January 27, 2013, the United States Postal Service (“USPS”) increased postage rates across all classes of mail by approximately 2.6%, on average. Under the 2006 Postal Accountability and Enhancement Act, it had been anticipated that postage would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). However, on December 24, 2013, the Postal Regulatory Commission (the “PRC”) approved the USPS Board of Governors’ request under the Exigency Provision in the applicable law for price increases of 4.3%. The exigent rate increase was implemented in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all mail categories, effective January 26, 2014. According to the PRC’s ruling, which is currently being appealed, the USPS must develop a plan to phase out the exigent rate increase once it has produced the revenue justified by the request. As of June 30, 2014, the USPS has not presented a plan for the required phase out. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the USPS to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in postal rates. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. Mail delivery services through the USPS accounted for approximately 45% of the Company’s logistics revenues during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Company experienced an increase in its costs of transportation, largely as a result of the severe winter weather in the first quarter, an industry-wide shortage of drivers, regulations restricting the number of hours drivers can work and a decrease in truck capacity. The Company’s ability to pass on these increased costs to its customers varies based on contractual arrangements. Industry practice should support the Company’s ability to pass on these cost increases when contractually allowed, but there is no assurance that market conditions will continue to enable the Company to successfully do so.

Goodwill Impairment Assessment

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the six months ended June 30, 2014 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of June 30, 2014, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of October 31, 2014, the Company’s next annual measurement date.

Pension and Other Postretirement Benefit Plans

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. Based on current estimates, the Company expects to make required cash contributions of approximately $59 million to $79 million to its pension and other postretirement benefits plans in 2014, of which $27.5 million has been contributed during the six months ended June 30, 2014, and approximately $24 million to $29 million in 2015.

As the majority of the Company’s pension plans have been frozen as of December 31, 2012, the Company continues to transition to a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other securities and increase for fixed income investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time.

In June 2014 the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity, with payments beginning in the fourth quarter of 2014. To the extent eligible individuals elect the option to receive a lump-sum pension payment or annuity, the Company’s pension obligations will be reduced. Payments to eligible participants who elect to participate in the offer will be funded from existing pension plan assets and will constitute a complete settlement of the Company’s pension liabilities with respect to these participants.  The discount rates and actuarial assumptions used to calculate the payouts will be determined according to federal regulations. The Company expects the discount rates to approximate those used to calculate its pension obligation for financial reporting purposes. The reduction in the reported pension obligation is expected to be higher than the payout amounts. The Company expects to record a significant non-cash settlement charge in the fourth quarter in connection with the settlement payments. This charge will result from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled. The amount of this charge will depend on which and how many individuals elect the option to receive a lump-sum pension payment or annuity, as well as the discount rate and asset values on the settlement date.

As of June 30, 2014, the Company was contributing to one active defined benefit multi-employer pension plan. During the six months ended June 30, 2014, the Company recorded restructuring, impairment and other charges of $24.3 million associated with our estimated liability for withdrawing from three defined benefit multi-employer pension plans serving facilities that are currently operating. It is reasonably possible that the Company will withdraw from the remaining multi-employer pension plan in which it participates in the near term, with a potential liability estimated to range from $5 million to $8 million in the aggregate.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in the plans and any decisions by those employers to withdraw from the plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multi-employer pension plans, including certain plans from which the Company has previously withdrawn, could have a material impact on the Company’s previously estimated withdrawal liabilities, consolidated results of operations, financial position or cash flows.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

The following table shows the results of operations for the three months ended June 30, 2014 and 2013, which includes the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Products net sales	$2,440.7	$2,135.0	$305.7	14.3%
Services net sales	461.8	436.6	25.2	5.8%
Total net sales	2,902.5	2,571.6	330.9	12.9%
Products cost of sales (exclusive of depreciation and amortization)	1,882.8	1,641.7	241.1	14.7%
Services cost of sales (exclusive of depreciation and amortization)	357.5	331.7	25.8	7.8%
Total cost of sales	2,240.3	1,973.4	266.9	13.5%
Products gross profit	557.9	493.3	64.6	13.1%
Services gross profit	104.3	104.9	(0.6)	(0.6%)
Total gross profit	662.2	598.2	64.0	10.7%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	339.3	294.2	45.1	15.3%
Restructuring, impairment and other charges - net	22.8	19.8	3.0	15.2%
Depreciation and amortization	121.9	111.0	10.9	9.8%
Income from operations	$178.2	$173.2	$5.0	2.9%

Consolidated

Net sales of products for the three months ended June 30, 2014 increased $305.7 million, or 14.3%, to $2,440.7 million versus the same period in 2013, including a $3.7 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales of products increased due to the acquisitions of Consolidated Graphics and Esselte, price increases driven by inflation in Latin America, increased volume in Asia, sourcing, direct mail, office products and Global Turnkey Solutions and pass-through paper sales in Europe, partially offset by price pressures, lower compliance volume in financial print and lower volume in educational books.

Net sales from services for the three months ended June 30, 2014 increased $25.2 million, or 5.8%, to $461.8 million versus the same period in 2013, including a $2.5 million, or 0.6%, increase due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in logistics as well as an increase in translation services and capital markets transactions. These increases were partially offset by the disposition of GRES in the first quarter of 2014 and lower creative services volume.

Products gross profit increased $64.6 million to $557.9 million for the three months ended June 30, 2014 versus the same period in 2013 due to the acquisitions of Consolidated Graphics and Esselte, price increases driven by inflation in Latin America and higher volume in Asia, partially offset by price pressures, wage and other inflation in the International segment, lower compliance volume in financial print and lower volume in educational books. Products gross margin decreased slightly from 23.1% to 22.9%, reflecting price pressures and wage inflation in the International segment, partially offset by price increases driven by inflation in Latin America and cost savings initiatives.

Services gross profit decreased $0.6 million to $104.3 million for the three months ended June 30, 2014 versus the same period in 2013 due to lower creative services volume, increased transportation costs and price pressures, primarily in the International segment, partially offset by higher volume in logistics, translation services and capital markets transactions. Services gross margin decreased from 24.0% to 22.6% due to increased transportation costs, partially offset by favorable mix in logistics.

Selling, general and administrative expenses increased $45.1 million to $339.3 million, and from 11.4% to 11.7% as a percentage of net sales, for the three months ended June 30, 2014 versus the same period in 2013 reflecting increased costs as a result of the Consolidated Graphics and Esselte acquisitions, partially offset by an increase in pension and other postretirement benefits plan income.

For the three months ended June 30, 2014, the Company recorded net restructuring, impairment and other charges of $22.8 million compared to $19.8 million in the same period in 2013. In 2014, these charges included $9.1 million of employee termination costs for 159 employees, of whom 141 were terminated as of June 30, 2014. These charges were the result of the integration of Consolidated Graphics, including the closure of three Consolidated Graphics facilities and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $6.8 million for the three months ended June 30, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. The Company also recorded $3.8 million of other charges as a result of its decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating and $3.1 million of impairment charges primarily related to buildings, machinery and equipment and trade names associated with facility closures for the three months ended June 30, 2014.

Net restructuring, impairment and other charges for the three months ended June 30, 2013 included $7.3 million of employee termination costs for 186 employees, all of whom were terminated as of June 30, 2014. These charges were the result of the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $8.8 million for the three months ended June 30, 2013, including charges related to multi-employer pension plan withdrawal obligations. The Company also recorded $3.7 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closures.

Depreciation and amortization increased $10.9 million to $121.9 million for the three months ended June 30, 2014 compared to the same period in 2013, primarily due to the acquisitions of Consolidated Graphics and Esselte, partially offset by the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $20.5 million and $16.1 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended June 30, 2014 and 2013, respectively.

Income from operations for the three months ended June 30, 2014 was $178.2 million, an increase of 2.9% compared to the three months ended June 30, 2013. The increase was due to the acquisitions of Consolidated Graphics and Esselte, increased volume in logistics, higher pension and other postretirement benefits plan income and cost savings from restructuring activities, partially offset by price pressures primarily in Publishing and Retail Services and International and wage and other inflation in International.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$70.8	$65.5	$5.3	8.1%
Investment and other expense-net	2.3	6.0	(3.7)	(61.7%)

Net interest expense increased by $5.3 million for the three months ended June 30, 2014 versus the same period in 2013, primarily due to an increase in debt, including higher average credit facility borrowings and lower interest income.

Net investment and other expense for the three months ended June 30, 2014 and 2013 was $2.3 million and $6.0 million, respectively. For the three months ended June 30, 2014, the Company recorded a $6.1 million reduction to the previously recorded Esselte bargain purchase gain, which was partially offset by a gain of $3.2 million related to the Venezuelan currency remeasurement, net of foreign exchange gains. For the three months ended June 30, 2013, the Company recorded $5.5 million of impairment losses on equity investments.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$105.1	$101.7	$3.4	3.3%
Income tax expense	39.5	35.2	4.3	12.2%
Effective income tax rate	37.6%	34.6%

The effective income tax rate for the three months ended June 30, 2014 was 37.6% compared to 34.6% in the same period in 2013. The income tax rate for the period ended June 30, 2013 reflected the benefit related to the restructuring of certain foreign entities.

Income attributable to noncontrolling interests was $0.9 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014, the Venezuelan currency remeasurement, net of foreign exchange gains, resulted in income attributable to noncontrolling interests of $0.7 million.

Net earnings attributable to RR Donnelley common shareholders for the three months ended June 30, 2014 was $64.7 million, or $0.32 per diluted share, compared to $65.4 million, or $0.36 per diluted share, for the three months ended June 30, 2013. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 18.2 million, primarily as a result of shares issued in conjunction with the Consolidated Graphics and Esselte acquisitions.

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

Publishing and Retail Services

	Three Months Ended
	June 30,
	2014	2013
	(in millions, except percentages)
Net sales	$625.9	$649.3
Income from operations	27.8	37.7
Operating margin	4.4%	5.8%
Restructuring, impairment and other charges - net	3.3	2.5

	Net Sales for the Three Months
	Ended June 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$397.5	$404.3	$(6.8)	(1.7%)
Books	196.9	205.6	(8.7)	(4.2%)
Directories	31.5	39.4	(7.9)	(20.1%)
Total Publishing and Retail Services	$625.9	$649.3	$(23.4)	(3.6%)

Net sales for the Publishing and Retail Services segment for the three months ended June 30, 2014 were $625.9 million, a decrease of $23.4 million, or 3.6%, compared to 2013. Net sales decreased due to price pressures primarily in magazines, catalogs and retail inserts and directories, lower volume in educational books, decreased volume in directories, decreases in pass-through paper sales and lower volume and unfavorable mix in retail inserts, partially offset by increased volume and favorable mix in magazines and increased volume in book fulfillment and packaging. An analysis of net sales by reporting unit follows:

—

Magazines, catalogs and retail inserts: Sales declined due to price pressures, primarily in catalogs and magazines, lower volume in retail inserts and a decrease in pass-through paper sales, partially offset by higher volume in magazines.

—

Books: Sales decreased as a result of reduced volume and unfavorable mix in educational books primarily as a result of a shift in product types funded by states for educational materials, partially offset by increased volume in book fulfillment and packaging.

—	Directories: Sales decreased primarily as a result of lower volume as a result of electronic substitution, a decline in pass-through paper sales and price pressures.

Publishing and Retail Services segment income from operations decreased $9.9 million for the three months ended June 30, 2014 due to price pressures, unfavorable mix in catalogs, volume declines in educational books and directories and lower vendor rebates. These decreases were partially offset by lower depreciation and amortization expense and cost control initiatives. Operating margins decreased from 5.8% for the three months ended June 30, 2013 to 4.4% for the three months ended June 30, 2014, primarily due to price pressures and volume declines in educational books, catalogs and directories, partially offset by lower depreciation and amortization expense and cost control initiatives.

Variable Print

	Three Months Ended
	June 30,
	2014	2013
	(in millions, except percentages)
Net sales	$957.4	$626.2
Income from operations	61.7	38.5
Operating margin	6.4%	6.1%
Purchase accounting inventory adjustment	2.2	—
Restructuring, impairment and other charges – net	6.2	6.7
Acquisition-related expenses	0.1	—

	Net Sales for the Three Months
	Ended June 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$405.6	$175.2	$230.4	131.5%
Office products	158.6	65.8	92.8	141.0%
Direct mail	137.2	125.2	12.0	9.6%
Labels	105.8	104.3	1.5	1.4%
Statement printing	92.7	94.4	(1.7)	(1.8%)
Forms	57.5	61.3	(3.8)	(6.2%)
Total Variable Print	$957.4	$626.2	$331.2	52.9%

Net sales for the Variable Print segment for the three months ended June 30, 2014 were $957.4 million, an increase of $331.2 million, or 52.9%, compared to 2013, including a $1.5 million, or 0.2% decrease due to changes in foreign exchange rates. Net sales increased primarily due to the acquisitions of Consolidated Graphics and Esselte and higher volume in office products and direct mail, partially offset by price pressures and lower volume in forms and statement printing. An analysis of net sales by reporting unit follows:

—

Commercial and digital print: Sales increased due to the acquisition of Consolidated Graphics in addition to higher volume in in-store marketing materials and print and fulfillment, partially offset by price pressures.

—	Office products: Sales increased due to the acquisition of Esselte as well as higher note-taking and binder products volume.
—	Direct mail: Sales increased as a result of higher volume and the acquisition of Consolidated Graphics, partially offset by a decline in pass-through paper sales.
—	Labels: Sales increased due to higher volume, partially offset by price pressures.
—	Statement printing: Sales decreased as a result of lower volume from existing customers, partially offset by higher pass-through postage sales.
—	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations increased $23.2 million for the three months ended June 30, 2014 mainly due to the acquisitions of Consolidated Graphics and Esselte and higher print and fulfillment volume, partially offset by price pressures and lower volume in statement printing. Operating margins increased from 6.1% for the three months ended June 30, 2013 to 6.4% for the three months ended June 30, 2014 primarily due to higher volume in print and fulfillment, which was partially offset by an increase in depreciation and amortization, price declines and the purchase accounting inventory adjustment.

Strategic Services

	Three Months Ended
	June 30,
	2014	2013
	(in millions, except percentages)
Net sales	$687.5	$660.7
Income from operations	81.1	81.1
Operating margin	11.8%	12.3%
Restructuring, impairment and other charges – net	6.2	3.6

	Net Sales for the Three Months
	Ended June 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Financial	$304.5	$309.1	$(4.6)	(1.5%)
Logistics	292.7	264.3	28.4	10.7%
Sourcing	49.2	40.8	8.4	20.6%
Digital and creative solutions	41.1	46.5	(5.4)	(11.6%)
Total Strategic Services	$687.5	$660.7	$26.8	4.1%

Net sales for the Strategic Services segment for the three months ended June 30, 2014 were $687.5 million, an increase of $26.8 million, or 4.1%, compared to the three months ended June 30, 2013, including a $0.7 million, or 0.1%, increase due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics and the sourcing of commercial print products as well as an increase in capital markets and translation services activity, partially offset by a decline in compliance volume in financial and lower volume in creative services. An analysis of net sales by reporting unit follows:

—	Financial: Sales decreased due to lower compliance volume, partially offset by an increase in capital markets transaction activity and translation services.
—

Logistics: Sales increased primarily due to higher volume in freight brokerage and international mail services, higher pass-through postage sales and higher co-mail services volume, partially offset by lower volume in expedited mail services.

—	Sourcing: Sales increased due to higher print-management volume, primarily in commercial print products.
—	Digital and creative solutions: Sales decreased due to lower creative services volume, partially offset by higher volume in prepress services.

Strategic Services segment income from operations remained flat at $81.1 million for the three months ended June 30, 2014. Increased volume and favorable pricing in logistics were offset by higher costs of transportation and restructuring, impairment and other charges and declines in compliance and creative services volume. Operating margins decreased from 12.3% to 11.8%, of which 0.4 percentage points were due to higher restructuring, impairment, and other charges. Increases in costs of transportation and declines in compliance and creative services volume were largely offset by favorable mix in logistics.

International

	Three Months Ended
	June 30,
	2014	2013
	(in millions, except percentages)
Net sales	$631.7	$635.4
Income from operations	24.7	29.3
Operating margin	3.9%	4.6%
Restructuring, impairment and other charges – net	4.0	5.6
Acquisition-related expenses	0.2	—

	Net Sales for the Three Months
	Ended June 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Asia	$181.5	$176.9	$4.6	2.6%
Business process outsourcing	119.5	125.6	(6.1)	(4.9%)
Latin America	105.3	115.3	(10.0)	(8.7%)
Europe	93.3	84.8	8.5	10.0%
Global Turnkey Solutions	77.7	72.3	5.4	7.5%
Canada	54.4	60.5	(6.1)	(10.1%)
Total International	$631.7	$635.4	$(3.7)	(0.6%)

Net sales in the International segment for the three months ended June 30, 2014 were $631.7 million, a decrease of $3.7 million, or 0.6%, compared to the same period in 2013, including a $0.4 million, or 0.1%, decrease due to changes in foreign exchange rates. The net sales decrease was due to lower pass-through print management volume in business process outsourcing, price pressures in Asia, the sale of GRES in the first quarter of 2014 and the sale of MRM France during the fourth quarter of 2013. These decreases were partially offset by higher volume within Asia and Global Turnkey Solutions and higher pass-through paper sales in Europe. An analysis of net sales by reporting unit follows:

—	Asia: Sales increased due to higher volume in labels and packaging products, partially offset by price pressures.
—

Business process outsourcing: Sales decreased due to a decrease in pass-through print management volume in part due to customer losses, the sale of GRES in the first quarter of 2014, the sale of MRM France during the fourth quarter of 2013 and price pressures, partially offset by changes in foreign exchanges rates.

—	Latin America: Sales decreased due to changes in foreign exchange rates across the region and lower volume, partially offset by price increases driven by inflation.
—	Europe: Sales increased due to higher pass-through paper sales and changes in foreign exchange rates, partially offset by lower volume in retail inserts and magazines and price pressures.
—	Global Turnkey Solutions: Sales increased due to higher volume in part due to new customers, partially offset by price pressures.
—	Canada: Sales decreased due to changes in foreign exchange rates and lower statement printing and commercial print volume.

International segment income from operations decreased $4.6 million primarily due to price pressures, primarily in Asia, changes in foreign exchange rates and wage inflation in Latin America, partially offset by higher volume in Asia, lower restructuring, impairment and other charges and lower depreciation and amortization expense. Operating margins decreased from 4.6% for the three months ended June 30, 2013 to 3.9% for the three months ended June 30, 2014, reflecting price pressures in Asia and the impact of foreign exchange and wage inflation in Latin America, partially offset by lower restructuring, impairment and other charges.

Corporate

	Three Months Ended
	June 30,
	2014	2013
	(in millions)
Operating expenses	$17.1	$13.4
Restructuring, impairment and other charges – net	3.1	1.4
Acquisition-related expenses	0.2	0.1

Corporate operating expenses in the three months ended June 30, 2014 were $17.1 million, an increase of $3.7 million compared to the same period in 2013. The increase was driven by higher bad debt expense and an increase in restructuring, impairment and other charges, partially offset by higher pension and other postretirement benefits plan income and lower healthcare costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

The following table shows the results of operations for the six months ended June 30, 2014 and 2013, which includes the results of acquired businesses from the relevant acquisition dates:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Products net sales	$4,666.4	$4,264.7	$401.7	9.4%
Services net sales	909.9	845.4	64.5	7.6%
Total net sales	5,576.3	5,110.1	466.2	9.1%
Products cost of sales (exclusive of depreciation and amortization)	3,628.7	3,310.0	318.7	9.6%
Services cost of sales (exclusive of depreciation and amortization)	712.2	643.6	68.6	10.7%
Total cost of sales	4,340.9	3,953.6	387.3	9.8%
Products gross profit	1,037.7	954.7	83.0	8.7%
Services gross profit	197.7	201.8	(4.1)	(2.0%)
Total gross profit	1,235.4	1,156.5	78.9	6.8%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	655.8	576.4	79.4	13.8%
Restructuring, impairment and other charges – net	68.0	42.5	25.5	60.0%
Depreciation and amortization	237.4	224.6	12.8	5.7%
Income from operations	$274.2	$313.0	$(38.8)	(12.4%)

Consolidated

Net sales of products for the six months ended June 30, 2014 increased $401.7 million, or 9.4%, to $4,666.4 million versus the same period in 2013, including a $14.0 million, or 0.3%, decrease due to changes in foreign exchange rates. Net sales of products increased due to the acquisitions of Consolidated Graphics and Esselte, price increases driven by inflation in Latin America and increased volume in Asia, sourcing and direct mail, partially offset by price pressures, lower volume in educational books, lower pass-through paper sales, lower compliance volume in financial print and the sale of MRM France during the fourth quarter of 2013.

Net sales from services for the six months ended June 30, 2014 increased $64.5 million, or 7.6%, to $909.9 million versus the same period in 2013, including a $3.7 million, or 0.4%, increase due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in logistics, capital markets transactions and translation services. These increases were partially offset by the disposition of GRES in the first quarter of 2014.

Products gross profit increased $83.0 million to $1,037.7 million for the six months ended June 30, 2014 versus the same period in 2013 due to the acquisitions of Consolidated Graphics and Esselte, price increases driven by inflation in Latin America and increased volume in Asia, partially offset by price pressures and wage and other inflation in the International segment. Products gross margin decreased slightly from 22.4% to 22.2%, reflecting price pressures, wage inflation in the International segment and the impact of inventory purchase accounting adjustments, partially offset by price increases driven by inflation in Latin America and cost savings initiatives.

Services gross profit decreased $4.1 million to $197.7 million for the six months ended June 30, 2014 versus the same period in 2013 due to increased transportation costs and price pressures and wage inflation primarily in the International segment. These decreases were partially offset by higher volume in logistics, capital markets transactions and translation services. Services gross margin decreased from 23.9% to 21.7% due to increased transportation costs, partially offset by favorable mix in logistics and capital markets transactions.

Selling, general and administrative expenses increased $79.4 million to $655.8 million, and from 11.3% to 11.8% as a percentage of net sales, for the six months ended June 30, 2014 versus the same period in 2013 reflecting increased costs as a result of the Consolidated Graphics and Esselte acquisitions, higher acquisition-related expenses, the prior year reversal of an earnout from an acquisition, an increase in bad debt expense and wage and other inflation in Latin America, partially offset by an increase in pension and other postretirement benefits plan income.

For the six months ended June 30, 2014, the Company recorded net restructuring, impairment and other charges of $68.0 million compared to $42.5 million in the same period in 2013. In 2014, these charges included $23.0 million of employee termination costs for 408 employees, of whom 353 were terminated as of June 30, 2014. These charges were the result of the integration of Consolidated Graphics, including the closure of six Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $10.9 million for the six months ended June 30, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. The Company also recorded $24.3 million of other charges as a result of its decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating and $9.8 million of impairment charges primarily related to buildings, machinery and equipment and trade names associated with facility closures for the six months ended June 30, 2014.

Net restructuring, impairment and other charges for the six months ended June 30, 2013 included $16.1 million of employee termination costs for 579 employees, substantially all of whom were terminated as of June 30, 2014. These charges were primarily the result of the closing of one manufacturing facility within each of the Publishing and Retail Services and Variable Print segments and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $18.6 million for the six months ended June 30, 2013, including charges related to multi-employer pension plan withdrawal obligations. The Company also recorded $7.8 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings for the six months ended June 30, 2013.

Depreciation and amortization increased $12.8 million to $237.4 million for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to the acquisitions of Consolidated Graphics and Esselte, partially offset by the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $38.8 million and $32.4 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the six months ended June 30, 2014 and 2013, respectively.

Income from operations for the six months ended June 30, 2014 was $274.2 million, a decrease of $38.8 million, or 12.4%, compared to the six months ended June 30, 2013. The decrease was due to price pressures, wage and other inflation in Latin America, higher restructuring, impairment and other charges and costs associated with the acquisitions of Consolidated Graphics and Esselte, partially offset by increased volume in logistics, higher pension and other postretirement benefits plan income and cost savings from restructuring activities.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$141.8	$128.3	$13.5	10.5%
Investment and other expense-net	6.9	9.5	(2.6)	(27.4%)
Loss on debt extinguishment	77.1	35.6	41.5	116.6%

Net interest expense increased by $13.5 million for the six months ended June 30, 2014 versus the same period in 2013, primarily due to an increase in debt, including higher average credit facility borrowings and lower interest income.

Net investment and other expense for the six months ended June 30, 2014 and 2013 was $6.9 million and $9.5 million, respectively. The loss related to the Venezuelan currency remeasurement, net of foreign exchange gains, for the six months ended June 30, 2014, was $18.6 million, partially offset by a $10.5 million bargain purchase gain related to the Esselte acquisition. For the six months ended June 30, 2013, the Company recorded $5.5 million of impairment losses on equity investments and a $3.2 million loss related to the devaluation of the Venezuelan currency.

Loss on debt extinguishment, related to the premiums paid, unamortized debt issuance costs and other expenses for the six months ended June 30, 2014, was $77.1 million due to the repurchase of $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. Loss on debt extinguishment for the six months ended June 30, 2013 was $35.6 million related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$48.4	$139.6	$(91.2)	(65.3%)
Income tax expense	16.0	47.8	(31.8)	(66.5%)
Effective income tax rate	33.1%	34.2%

The effective income tax rate for the six months ended June 30, 2014 was 33.1% compared to 34.2% in the same period in 2013.

Loss attributable to noncontrolling interests was $3.3 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Venezuelan currency remeasurement, net of foreign exchange gains, resulted in losses attributable to noncontrolling interests of $6.4 million and $1.0 million, respectively. The impact of the remeasurement was partially offset for the six months ended June 30, 2014 by an increase in the Company’s operating earnings in Venezuela.

Net earnings attributable to RR Donnelley common shareholders for the six months ended June 30, 2014 was $35.7 million, or $0.18 per diluted share, compared to $92.5 million, or $0.51 per diluted share, for the six months ended June 30, 2013. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 15.1 million as a result of shares issued in conjunction with the Consolidated Graphics and Esselte acquisitions.

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

Publishing and Retail Services

	Six Months Ended
	June 30,
	2014	2013
	(in millions, except percentages)
Net sales	$1,268.6	$1,313.7
Income from operations	37.7	59.5
Operating margin	3.0%	4.5%
Restructuring, impairment and other charges – net	24.1	15.8

	Net Sales for the Six Months
	Ended June 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$791.0	$812.1	$(21.1)	(2.6%)
Books	405.9	412.5	(6.6)	(1.6%)
Directories	71.7	89.1	(17.4)	(19.5%)
Total Publishing and Retail Services	$1,268.6	$1,313.7	$(45.1)	(3.4%)

Net sales for the Publishing and Retail Services segment for the six months ended June 30, 2014 were $1,268.6 million, a decrease of $45.1 million, or 3.4%, compared to 2013. Net sales decreased due to lower volume in educational books, price pressures in magazines, catalogs and retail inserts, decreases in pass-through paper sales and lower volume in directories, partially offset by higher volume in consumer books and magazines. An analysis of net sales by reporting unit follows:

—

Magazines, catalogs and retail inserts: Sales declined due to price pressures, primarily in catalogs and magazines, a decrease in pass-through paper sales and reduced volume in retail inserts, partially offset by higher volume in magazines.

—

Books: Sales decreased as a result of reduced volume and unfavorable mix in educational books primarily as a result of a shift in product types funded by states for educational materials, partially offset by increased volume in book fulfillment and packaging.

—	Directories: Sales decreased primarily as a result of lower volume as a result of electronic substitution, a decline in pass-through paper sales and price pressures.

Publishing and Retail Services segment income from operations decreased $21.8 million for the six months ended June 30, 2014 due to price pressures, higher restructuring, impairment and other charges and volume declines in educational books and directories. These decreases were partially offset by lower depreciation and amortization expense, cost control initiatives and favorable mix in consumer books. Operating margins decreased from 4.5% for the six months ended June 30, 2013 to 3.0% for the six months ended June 30, 2014, of which 0.6 percentage points were due to higher restructuring, impairment and other charges. The remaining decrease in operating margin was due to price pressures and volume declines in educational books and catalogs, partially offset by lower depreciation and amortization expense and cost savings from restructuring activities.

Variable Print

	Six Months Ended
	June 30,
	2014	2013
	(in millions, except percentages)
Net sales	$1,749.5	$1,274.6
Income from operations	89.4	95.9
Operating margin	5.1%	7.5%
Purchase accounting inventory adjustments	14.3	—
Restructuring, impairment and other charges – net	26.8	9.4
Acquisition-related expenses	0.1	—

	Net Sales for the Six Months
	Ended June 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$732.5	$354.8	$377.7	106.5%
Direct mail	274.8	257.2	17.6	6.8%
Office products	213.1	121.5	91.6	75.4%
Labels	210.9	210.1	0.8	0.4%
Statement printing	200.4	205.9	(5.5)	(2.7%)
Forms	117.8	125.1	(7.3)	(5.8%)
Total Variable Print	$1,749.5	$1,274.6	$474.9	37.3%

Net sales for the Variable Print segment for the six months ended June 30, 2014 were $1,749.5 million, an increase of $474.9 million, or 37.3%, compared to 2013, including a $2.3 million, or 0.1% decrease due to changes in foreign exchange rates. Net sales increased due to the acquisitions of Consolidated Graphics and Esselte and higher volume in direct mail, office products, digital print and print and fulfillment, partially offset by price pressures and lower volume in statement printing, forms and commercial print. An analysis of net sales by reporting unit follows:

—

Commercial and digital print: Sales increased due to the acquisition of Consolidated Graphics and higher in-store marketing materials and print and fulfillment volume, partially offset by a decline in commercial print volume and price pressures.

—	Direct mail: Sales increased as a result of higher volume, partially offset by price declines.
—	Office products: Sales increased due to the acquisition of Esselte and higher note-taking and binder products volume.
—	Labels: Sales increased slightly due to higher volume, partially offset by price pressures.
—	Statement printing: Sales decreased as a result of lower volume from existing customers, partially offset by higher pass-through postage sales.
—	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations decreased $6.5 million for the six months ended June 30, 2014 mainly due to higher restructuring, impairment and other charges, the charges resulting from purchase accounting inventory adjustments of $14.3 million from the Consolidated Graphics and Esselte acquisitions and price pressures. These were partially offset by higher volume resulting from the acquisitions of Consolidated Graphics and Esselte, higher volume in print and fulfillment and direct mail and cost control initiatives. Operating margins decreased from 7.5% for the six months ended June 30, 2013 to 5.1% for the six months ended June 30, 2014, of which 1.4 percentage points were due to higher restructuring, impairment and other charges and 1.1 percentage points were due to the purchase accounting inventory adjustments.

Strategic Services

	Six Months Ended
	June 30,
	2014	2013
	(in millions, except percentages)
Net sales	$1,307.2	$1,252.7
Income from operations	136.5	139.1
Operating margin	10.4%	11.1%
Restructuring, impairment and other charges – net	7.8	4.7

	Net Sales for the Six Months
	Ended June 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Logistics	$575.9	$524.7	$51.2	9.8%
Financial	550.8	558.2	(7.4)	(1.3%)
Sourcing	94.4	82.0	12.4	15.1%
Digital and creative solutions	86.1	87.8	(1.7)	(1.9%)
Total Strategic Services	$1,307.2	$1,252.7	$54.5	4.4%

Net sales for the Strategic Services segment for the six months ended June 30, 2014 were $1,307.2 million, an increase of $54.5 million, or 4.4%, compared to the six months ended June 30, 2013, including a $0.2 million increase due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics, an increase in capital markets transactions activity in financial and higher volume in commercial print sourcing products and translation services in financial, partially offset by a decline in compliance and investment management products volume in financial. An analysis of net sales by reporting unit follows:

—	Logistics: Sales increased primarily due to higher volume in freight brokerage services, print logistics and courier and co-mail services, partially offset by lower volume in expedited mail services.
—	Financial: Sales decreased due to lower compliance and investment management products volume, partially offset by an increase in capital markets transactions activity and translation services.
—	Sourcing: Sales increased due to higher print-management volume in commercial print, labels and forms.
—	Digital and creative solutions: Sales decreased due to lower volume in creative services, partially offset by higher prepress services volume.

Strategic Services segment income from operations decreased $2.6 million for the six months ended June 30, 2014 due to higher costs of transportation, the prior year reversal of an earnout from an acquisition, higher restructuring, impairment and other charges and higher depreciation and amortization expense, partially offset by higher volume and favorable pricing in logistics. Operating margins decreased from 11.1% to 10.4%, of which 0.5 percentage points were due to the prior year reversal of an earnout. Additionally, changes in operating margins reflected an increase in transportation costs and higher restructuring, impairment and other charges, partially offset by favorable mix in logistics.

International

	Six Months Ended
	June 30,
	2014	2013
	(in millions, except percentages)
Net sales	$1,251.0	$1,269.1
Income from operations	54.9	57.2
Operating margin	4.4%	4.5%
Restructuring, impairment and other charges – net	5.6	7.6
Acquisition-related expenses	0.4	—

	Net Sales for the Six Months
	Ended June 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Asia	$350.4	$340.9	$9.5	2.8%
Business process outsourcing	236.2	256.3	(20.1)	(7.8%)
Latin America	214.0	221.4	(7.4)	(3.3%)
Europe	184.7	177.9	6.8	3.8%
Global Turnkey Solutions	152.7	151.4	1.3	0.9%
Canada	113.0	121.2	(8.2)	(6.8%)
Total International	$1,251.0	$1,269.1	$(18.1)	(1.4%)

Net sales in the International segment for the six months ended June 30, 2014 were $1,251.0 million, a decrease of $18.1 million, or 1.4%, compared to the same period in 2013, including a $8.2 million, or 0.7%, decrease due to changes in foreign exchange rates. The net sales decrease was due to lower pass-through print management volume in business process outsourcing, price pressures in Asia, the sale of MRM France during the fourth quarter of 2013 and the sale of GRES in the first quarter of 2014. These decreases were partially offset by increased labels, packaging products and book export volume in Asia, higher volume in Global Turnkey Services and higher pass-through paper sales in Europe. An analysis of net sales by reporting unit follows:

—	Asia: Sales increased due to higher volume in labels, packaging products and book exports, partially offset by price pressures and changes in foreign exchange rates.
—

Business process outsourcing: Sales decreased due to  a decrease in pass-through print management volume in part due to customer losses, the sale of MRM France during the fourth quarter of 2013, the sale of GRES in the first quarter of 2014 and price pressures, partially offset by changes in foreign exchanges rates.

—	Latin America: Sales decreased due to changes in foreign exchange rates across the region and lower volume, partially offset by price increases driven by inflation.
—

Europe: Sales increased due to changes in foreign exchange rates and an increase in pass-through paper sales, partially offset by lower volume in retail inserts and magazines in addition to print and packaging and price pressures.

—	Global Turnkey Solutions: Sales increased due to higher volume, partially offset by price pressures.
—	Canada: Sales decreased due to changes in foreign exchange rates and lower statement printing volume, partially offset by higher labels volume.

International segment income from operations decreased $2.3 million primarily due to wage inflation in Latin America and Asia, price pressures in Asia and changes in foreign exchange rates, partially offset by lower depreciation expense. Operating margins decreased from 4.5% to 4.4% due to wage inflation in Latin America and Asia and price pressures, mostly offset by lower restructuring, impairment and other charges and higher volume in Asia.

Corporate

	Six Months Ended
	June 30,
	2014	2013
	(in millions)
Operating expenses	$44.3	$38.7
Restructuring, impairment and other charges – net	3.7	5.0
Acquisition-related expenses	7.7	1.1

Corporate operating expenses in the six months ended June 30, 2014 were $44.3 million, an increase of $5.6 million compared to the same period in 2013. The increase was driven by higher bad debt expense and higher acquisition-related expenses, partially offset by higher pension and other postretirement benefits plan income and lower healthcare costs and restructuring, impairment and other charges.

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

The following describes the Company’s cash flows for the six months ended June 30, 2014 and 2013.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $69.7 million for the six months ended June 30, 2014, compared to $57.9 million for the same period in 2013. The increase in net cash provided by operating activities reflected higher net sales, lower supplier payments in the first half of 2014 due to timing and lower payments for income taxes, partially offset by higher pension and other postretirement benefit plan contributions, higher payments related to incentive compensation and higher interest payments.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $471.7 million compared to $78.6 million for the six months ended June 30, 2013. Net cash used for the acquisitions of Consolidated Graphics, Esselte and MultiCorpora was $376.2 million during the six months ended June 30, 2014. Capital expenditures were $106.3 million during the first six months of 2014, an increase of $22.0 million as compared to the same period of 2013. The Company expects that capital expenditures for 2014 will be approximately $225 million to $250 million, compared to $216.6 million in 2013.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 was $321.8 million compared to $44.9 million in the same period in 2013. Proceeds from borrowings under the Credit Agreement were used to pay $258.2 million of the 4.95% senior notes that matured during the second quarter. Additionally, during the six months ended June 30, 2014, the Company received proceeds of $400.0 million from the issuance of 6.00% senior notes due April 1, 2024, which were used to repurchase $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. The Company also repaid $118.3 million of debt and interest assumed from the Consolidated Graphics acquisition during the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company received proceeds of $447.8 million from the issuance of 7.875% senior notes due March 15, 2021, which were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018.

LIQUIDITY

Cash and cash equivalents of $288.9 million as of June 30, 2014 included $52.2 million in the U.S. and $236.7 million at international locations. In 2014, the Company’s foreign subsidiaries are expected to make intercompany payments to the U.S. of at least approximately $40 million from foreign cash balances available at June 30, 2014. In aggregate, approximately $250 million in payments are expected to be made in 2014 and in future years in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $4.8 million as of June 30, 2014 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $288.9 million at June 30, 2014 were $32.5 million of short-term investments. These investments consist of short-term deposits and money market funds that are held at institutions with sound credit ratings and are expected to be highly liquid.

The Company’s debt maturities as of June 30, 2014 are shown in the following table:

	Debt Maturity Schedule
	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Senior notes, debentures and borrowings under the Credit Agreement (a)	$3,825.4	$193.0	$200.0	$219.8	$251.5	$250.0	$2,711.1
Capital lease obligations	2.4	0.4	1.1	0.8	0.1	—	—
Miscellaneous debt obligations	12.5	12.5	—	—	—	—	—
Total	$3,840.3	$205.9	$201.1	$220.6	$251.6	$250.0	$2,711.1
(a)

Excludes a discount of $4.0 million and an adjustment for fair value hedges of $1.0 million related to the Company’s 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

The Company has a $1.15 billion senior secured revolving Credit Agreement which expires October 15, 2017. In order to provide greater flexibility due to the increased size of the Company as a result of the acquisitions of Consolidated Graphics and Esselte, certain terms of the Credit Agreement were amended effective April 11, 2014. The Company was in compliance with all terms of the Credit Agreement prior to the amendment (see Exhibit 4.7 for the amendment).

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

There were $193.0 million in borrowings under the Credit Agreement as of June 30, 2014. Based on the Company’s results of operations for the twelve months ended June 30, 2014 and existing debt, the Company would have had the ability to utilize $0.9 billion of the $1.15 billion Credit Agreement and not have been in violation of the terms of the Credit Agreement.

The current availability as of June 30, 2014 under the Credit Agreement is shown in the table below:

June 30, 2014
Availability	(in millions)
Committed Credit Agreement	$1,150.0
Availability reduction from covenants	—
$1,150.0
Usage
Borrowings under the Credit Agreement	193.0
Letters of credit outstanding	58.0
251.0

Current availability at June 30, 2014	$899.0

The Company was in compliance with its debt covenants as of June 30, 2014, and expects to remain in compliance based on management’s estimates of operating and financial results for 2014 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of June 30, 2014, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

As of June 30, 2014, the Company had $108.1 million in outstanding letters of credit and bank guarantees, of which $58.0 million were issued under the Credit Agreement. As of June 30, 2014, the Company also had $197.2 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). As of June 30, 2014, letters of credit, guarantees and bank acceptance drafts of $74.7 million were issued, and reduced availability, under the Company’s Other Facilities. Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $205.5 million as of June 30, 2014.

As of June 30, 2014, Standard & Poor’s Rating Services (“S&P”) ratings on the Company’s long-term corporate credit rating is BB- with a stable outlook and its ratings on the Company’s senior unsecured debt and the Credit Agreement are BB- and BB+, respectively. Additionally, S&P assigned a rating of BB- to the Company’s $400.0 million 6.00% senior notes due April 1, 2024 issued on March 20, 2014.

As of June 30, 2014, Moody’s Investor Service (“Moody’s) ratings on the Company’s long-term corporate credit rating is Ba2 with a negative outlook and its ratings on the Company’s senior unsecured debt and the Credit Agreement were Ba3 and Baa2, respectively.  Additionally, Moody’s assigned a rating of Ba3 to the Company’s $400.0 million 6.00% senior notes due April 1, 2024 issued on March 20, 2014.

As a result of previous downgrades by Moody’s and S&P, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was 12.75% as of June 30, 2014 and December 31, 2013. The applicable margin used in the calculation of interest on borrowings under the Credit Agreement and rate for the related facility commitment fees fluctuate dependent on the Credit Agreement’s credit ratings. The terms and conditions of future borrowings may also be impacted as a result of ratings downgrades.

Dividends

During the six months ended June 30, 2014, the Company paid cash dividends of $99.2 million. On July 24, 2014, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on September 2, 2014 to RR Donnelley shareholders of record on August 15, 2014.

The amendment to the Credit Agreement increased the allowable annual dividend from $200.0 million to $225.0 million. Additional dividends continue to be allowed subject to certain conditions. The Company’s Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on the Company’s operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Acquisitions and Dispositions

During the six months ended June 30, 2014, the Company paid $376.2 million of the total purchase prices, net of cash acquired, to purchase Consolidated Graphics, Esselte and MultiCorpora. The Company financed the cash portion of these acquisitions with a combination of cash on hand, including net proceeds from the $350.0 million 6.50% senior note issuance on November 12, 2013, and borrowings under the Credit Agreement.

During the three months ended December 31, 2013, the Company sold the assets and liabilities of MRM France for a loss of $17.9 million, which included cash incentive payments due to the purchaser of $18.8 million, of which $12.0 million was paid as of June 30, 2014 with the remaining balance to be paid by January 2015.

Debt Issuances

On March 20, 2014, the Company issued $400.0 million of 6.00% senior notes due April 1, 2024. Interest on the notes is payable semi-annually on April 1 and October 1, commencing on October 1, 2014. The net proceeds from the offering along with borrowings under the Credit Agreement were used to repurchase $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020.

On November 12, 2013, the Company issued $350.0 million of 6.50% senior notes due November 15, 2023. Interest on the notes is payable semi-annually on May 15 and November 15 of each year. The net proceeds from the offering, along with cash on hand, were used to finance the cash portion of the acquisition of Consolidated Graphics.

On August 26, 2013, the Company issued $400.0 million of 7.00% senior notes due February 15, 2022. Interest on the notes is payable semi-annually on February 15 and August 15 of each year. The net proceeds from the offering were used to repurchase $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017.

On March 14, 2013, the Company issued $450.0 million of 7.875% senior notes due March 15, 2021. Interest on the notes is payable semi-annually on March 15 and September 15 of each year. The net proceeds from the offering were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018 and to reduce borrowings under the Credit Agreement.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At June 30, 2014, the Company was exposed to interest rate fluctuations on variable-interest borrowings of $395.5 million, including $190.0 million notional amount of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $205.5 million in borrowings under the Combined Facilities and other long-term debt. Including the effect of the fixed to floating interest rate swaps, approximately 90% of the Company’s outstanding term debt was comprised of fixed-rate debt as of June 30, 2014.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2014 and 2013 by approximately $102.2 million and $103.1 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of June 30, 2014 and December 31, 2013, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $360.3 million and $372.1 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains from these foreign exchange forward contracts were $0.4 million as of June 30, 2014.  Net unrealized losses from these foreign exchange forward contracts were $1.1 million at December 31, 2013. The Company does not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements and Part II, Item 1, Legal Proceedings.

New Accounting Pronouncements and Pending Accounting Standards

Accounting standards adopted during the six months ended June 30, 2014 and pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 18, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

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

—	the ability to gain customer acceptance of the Company’s new products and technologies;
—	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;
—	customer expectations and financial strength;
—	performance issues with key suppliers;
—	changes in the availability or costs of key materials (such as ink, paper and fuel) or in prices received for the sale of by-products;
—	changes in ratings of the Company or the Company’s debt securities;
—	the ability of the Company to comply with covenants under its Credit Agreement and indentures governing its debt securities;

—	the ability to generate cash flow or obtain financing to fund growth;
—	the effect of inflation, changes in currency exchange rates and changes in interest rates;
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

—	contingencies related to actual or alleged environmental contamination;
—	the retention of existing, and continued attraction of additional customers and key employees;
—	the effect of a material breach of security of any of the Company’s or its vendors’ systems;
—	the failure to properly use and protect customer information and data;
—	the failure to properly protect the Company’s and its employees’ information and data;
—	the effect of labor disruptions or shortages;
—	the effect of economic and political conditions on a regional, national or international basis;
—	the effect of economic weakness and constrained advertising;
—	uncertainty about future economic conditions;
—	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;
—	the possibility of a regional or global health pandemic outbreak;
—	disruptions to the Company’s operations resulting from possible natural disasters, interruptions in utilities and similar events;
—	adverse outcomes of pending and threatened litigation; and
—	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to the Company’s market risk since December 31, 2013. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the Company’s 2013 Form 10-K.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2014 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

The Company acquired Consolidated Graphics on January 31, 2014. Consolidated Graphics operated with a significantly different internal control environment than that of RR Donnelley. The Company’s evaluation of Consolidated Graphics’ internal controls over financial reporting and integration of Consolidated Graphics into the Company’s internal control structure is ongoing. Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2014 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1: Legal Proceedings

On May 8, 2014 the Company received a Notice of Violation letter from the U.S. Environmental Protection Agency ("EPA") alleging that the Company’s distribution and sale of certain office products involving antimicrobial properties violated the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) because they constituted unregistered pesticides.  The EPA is seeking civil penalties for the alleged violations.  The Company is evaluating the matter and anticipates having discussions with the EPA regarding a potential resolution, and although the Company cannot predict the outcome with certainty, it is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	—	$	―	—	$	―
May 1, 2014 - May 31, 2014	60,603		15.27	—	$	―
June 1, 2014 - June 30, 2014	4,444		15.92	—	$	―
Total	65,047		$15.32	—
(a)	Shares withheld for tax liabilities upon vesting of equity awards

Effective April 11, 2014, the Credit Agreement was amended, increasing the allowable annual dividend from $200.0 million to $225.0 million. Additional dividends continue to be allowed subject to certain conditions. See Exhibits 4.6 and 4.7 for additional details.

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

10.22	Form of Long Term Incentive Cash Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014)*

10.23	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014)*

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

Date: July 30, 2014