Form 10-Q
period 2014-09-30
RR Donnelley & Sons Co
filed 2014-11-05
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐    No  ☒

As of October 31, 2014, 199.8 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$269.2	$1,028.4
Receivables, less allowances for doubtful accounts of $42.1 in 2014 (2013 - $44.8)	2,169.6	1,832.3
Inventories (Note 3)	652.8	501.2
Prepaid expenses and other current assets	231.8	199.7
Total current assets	3,323.4	3,561.6
Property, plant and equipment-net (Note 4)	1,579.9	1,430.1
Goodwill (Note 5)	1,729.1	1,436.3
Other intangible assets-net (Note 5)	458.6	315.9
Deferred income taxes	83.3	118.8
Other noncurrent assets	392.6	375.5
Total assets	$7,566.9	$7,238.2
LIABILITIES
Accounts payable	$1,219.8	$1,143.0
Accrued liabilities	862.4	814.8
Short-term and current portion of long-term debt (Note 14)	333.5	270.9
Total current liabilities	2,415.7	2,228.7
Long-term debt (Note 14)	3,427.3	3,587.0
Pension liabilities	178.8	245.2
Other postretirement benefits plan liabilities	176.8	174.1
Other noncurrent liabilities	449.9	349.5
Total liabilities	6,648.5	6,584.5
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 259.0 shares in 2014 (2013 - 243.0 shares)	323.7	303.7
Additional paid-in-capital	3,036.9	2,802.4
Accumulated deficit	(526.6)	(473.4)
Accumulated other comprehensive loss	(499.8)	(488.1)
Treasury stock, at cost, 59.2 shares in 2014 (2013 - 61.2 shares)	(1,438.8)	(1,512.8)
Total RR Donnelley shareholders' equity	895.4	631.8
Noncontrolling interests	23.0	21.9
Total equity	918.4	653.7
Total liabilities and equity	$7,566.9	$7,238.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Products net sales	$2,480.7	$2,178.3	$7,147.1	$6,443.0
Services net sales	477.1	436.6	1,387.0	1,282.0
Total net sales	2,957.8	2,614.9	8,534.1	7,725.0

Products cost of sales (exclusive of depreciation and amortization)	1,942.1	1,709.7	5,570.8	5,019.7
Services cost of sales (exclusive of depreciation and amortization)	368.1	334.8	1,080.3	978.4
Total cost of sales	2,310.2	2,044.5	6,651.1	5,998.1

Products gross profit	538.6	468.6	1,576.3	1,423.3
Services gross profit	109.0	101.8	306.7	303.6
Total gross profit	647.6	570.4	1,883.0	1,726.9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	334.4	291.4	990.2	867.8
Restructuring, impairment and other charges-net (Note 6)	19.9	38.1	87.9	80.6
Depreciation and amortization	119.6	106.3	357.0	330.9
Income from operations	173.7	134.6	447.9	447.6
Interest expense-net	71.2	65.6	213.0	193.9
Investment and other (income) expense-net	2.0	(0.3)	8.9	9.2
Loss on debt extinguishment	—	46.3	77.1	81.9
Earnings before income taxes	100.5	23.0	148.9	162.6
Income tax expense	35.7	5.0	51.7	52.8
Net earnings	64.8	18.0	97.2	109.8
Less: Income (loss) attributable to noncontrolling interests	2.6	3.3	(0.7)	2.6
Net earnings attributable to RR Donnelley common shareholders	$62.2	$14.7	$97.9	$107.2

Net earnings per share attributable to RR Donnelley common shareholders (Note 10):
Basic net earnings per share	$0.31	$0.08	$0.49	$0.59
Diluted net earnings per share	$0.31	$0.08	$0.49	$0.58

Dividends declared per common share	$0.26	$0.26	$0.78	$0.78

Weighted average number of common shares outstanding:
Basic	200.3	182.3	197.9	181.8
Diluted	201.6	183.9	199.4	183.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$64.8	$18.0	$97.2	$109.8

Other comprehensive income (loss), net of tax (Note 11):
Translation adjustments	(15.0)	(1.1)	(15.3)	(19.8)
Adjustment for net periodic pension and other postretirement benefits plan cost	1.0	5.6	3.3	9.5
Change in fair value of derivatives	—	0.2	0.1	0.3
Other comprehensive income (loss)	(14.0)	4.7	(11.9)	(10.0)
Comprehensive income	50.8	22.7	85.3	99.8
Less: comprehensive income (loss) attributable to noncontrolling interests	2.6	3.3	(0.9)	2.7
Comprehensive income attributable to RR Donnelley common shareholders	$48.2	$19.4	$86.2	$97.1

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net earnings	$97.2	$109.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	10.1	16.6
Depreciation and amortization	357.0	330.9
Provision for doubtful accounts receivable	10.8	11.8
Share-based compensation	13.8	15.6
Deferred income taxes	(32.6)	(18.0)
Changes in uncertain tax positions	(2.5)	(1.4)
Loss on investments and other assets – net	0.8	3.2
Loss related to Venezuela currency remeasurement – net	18.0	3.2
Loss on debt extinguishment	77.1	81.9
Net pension and other postretirement benefits plan income	(35.5)	(13.4)
Gain on bargain purchase	(9.5)	—
Other	50.3	8.0
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable – net	(154.7)	(63.8)
Inventories	(74.3)	(30.7)
Prepaid expenses and other current assets	(35.4)	(1.6)
Accounts payable	(10.8)	(106.1)
Income taxes payable and receivable	14.0	(3.8)
Accrued liabilities and other	(6.1)	(14.6)
Pension and other postretirement benefits plan contributions	(33.8)	(20.5)
Net cash provided by operating activities	253.9	307.1
INVESTING ACTIVITIES
Capital expenditures	(164.5)	(139.6)
Acquisitions of businesses, net of cash acquired	(380.4)	0.4
Dispositions of businesses	(3.4)	—
Proceeds from sale of investments and other assets	20.9	10.0
Transfers (to)/from restricted cash – net	(12.3)	3.3
Other investing activities	(1.1)	(0.2)
Net cash used in investing activities	(540.8)	(126.1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	400.0	847.8
Net change in short-term debt	(0.4)	2.2
Payments of current maturities and long-term debt	(811.3)	(830.2)
Net proceeds from credit facility borrowings	130.0	—
Debt issuance costs	(13.4)	(14.7)
Dividends paid	(151.1)	(141.3)
Other financing activities	(0.5)	(4.7)
Net cash used in financing activities	(446.7)	(140.9)
Effect of exchange rate on cash and cash equivalents	(25.6)	(8.0)
Net increase (decrease) in cash and cash equivalents	(759.2)	32.1
Cash and cash equivalents at beginning of year	1,028.4	430.7
Cash and cash equivalents at end of period	$269.2	$462.8

Supplemental non-cash disclosure:
Issuances of 17.0 million shares of RR Donnelley stock for acquisitions of businesses	$319.0	$—

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2013 filed with the SEC on February 26, 2014 and February 27, 2014, respectively. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

2. Acquisitions and Dispositions

2014 Dispositions

On August 15, 2014, the Company sold the assets and liabilities of Journalism Online, LLC (“Journalism Online”), a provider of online subscription management services, for net proceeds of $10.7 million, of which $7.7 million was received as of September 30, 2014, resulting in a gain of $11.2 million. The gain was included in net investment and other (income) expense in the Consolidated Statement of Operations. The operations of the Journalism Online business were included in the Strategic Services segment.

On August 11, 2014, the Company’s subsidiary, RR Donnelley Argentina S.A. (“RRDA”), filed for bankruptcy liquidation in bankruptcy court in Argentina.  The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed.  As a result of the bankruptcy liquidation, the Company recorded a loss of $16.4 million in net investment and other (income) expense for the three months ended September 30, 2014. Effective as of the court’s approval, the operating results of RRDA are no longer included in the Company’s consolidated results of operations. RRDA had net sales of $22.1 million and a loss before income taxes of $3.4 million for the nine months ended September 30, 2014, compared to net sales of $40.8 million and a loss before income taxes of $3.1 million for the nine months ended September 30, 2013. The operations of RRDA were included in the International segment.

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services, for net proceeds of $2.3 million and a loss of $0.8 million, which was recognized in net investment and other (income) expense in the Consolidated Statements of Operations. The operations of the GRES business were included in the International segment.

2014 Acquisitions

On March 25, 2014, the Company acquired substantially all of the North American operations of Esselte Corporation (“Esselte”), a developer and manufacturer of nationally branded and private label office and stationery products. The acquisition, combined with the Company’s existing products, created a more competitive and efficient office products supplier capable of supplying enhanced offerings across the combined customer base. The purchase price for Esselte included $82.3 million in cash and 1.0 million shares of RR Donnelley common stock, or a total transaction value of $100.6 million based on the Company’s closing share price on March 24, 2014. Esselte’s operations are included in the Variable Print segment.

On March 10, 2014, the Company acquired the assets of MultiCorpora R&D Inc. and MultiCorpora International Inc. (together “MultiCorpora”) for approximately $6.0 million. MultiCorpora is an international provider of translation technology solutions. The acquisition of MultiCorpora expanded the capabilities of the Company’s translation services offering which supports clients’ multi-lingual communications. MultiCorpora’s operations are included in the Strategic Services segment.

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

For the nine months ended September 30, 2014, the Company recorded $8.2 million of acquisition-related expenses associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Acquisition-related expenses for the three months ended September 30, 2014 were de minimis.

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

For Esselte, the fair value of the identifiable net assets acquired of approximately $110.1 million exceeded the purchase price of $100.6 million, resulting in a bargain purchase gain of $9.5 million for the nine months ended September 30, 2014, which was recorded in net investment and other (income) expense. A $1.0 million reduction in this gain was recognized as a loss during the three months ended September 30, 2014 as a result of finalizing the working capital settlement. The gain on the bargain purchase was primarily attributable to the Company’s ability to utilize certain tax operating losses.

The tax deductible goodwill related to the Consolidated Graphics, Esselte and MultiCorpora acquisitions was $74.1 million.

Based on the valuations, the final purchase price allocations for these acquisitions were as follows:

Accounts receivable	$241.4
Inventories	89.6
Prepaid expenses and other current assets	17.3
Property, plant and equipment	334.1
Other intangible assets	205.0
Other noncurrent assets	11.9
Goodwill	300.1
Accounts payable and accrued liabilities	(218.0)
Other noncurrent liabilities	(57.5)
Deferred taxes-net	(96.6)
Total purchase price-net of cash acquired	827.3
Less: debt assumed	118.4
Less: value of common stock issued	319.0
Less: gain on bargain purchase	9.5
Net cash paid	$380.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The fair values of other intangible assets, technology and goodwill associated with the acquisitions of Esselte, MultiCorpora and Consolidated Graphics were determined to be Level 3 under the fair value hierarchy. The following table presents the fair values, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$178.2	Excess earnings	Discount rate Attrition rate	17.0% - 21.0% 5.0% - 9.5%

Trade names	26.5	Relief-from-royalty method	Discount rate Royalty rate (after-tax)	19.0% 0.5% - 1.5%

Technology	1.1	Excess earnings	Discount rate	17.0%

The fair values of property, plant and equipment associated with the Consolidated Graphics, Esselte, and MultiCorpora acquisitions were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the cost or market approach, if a secondhand market existed.

2013 Disposition

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France, for a loss of $17.9 million, which was recognized in net investment and other (income) expense in the Consolidated Statements of Operations. The loss included cash incentive payments due to the purchaser of $18.8 million, of which $16.4 million was paid as of September 30, 2014 with the remaining balance to be paid by January 2016. The operations of the MRM France business were included in the International segment.

For the three and nine months ended September 30, 2013, the Company recorded $1.1 million and $2.2 million of acquisition-related expenses, respectively, associated with acquisitions contemplated within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2014 and 2013 presents the combined results of operations of the Company and the 2014 acquisitions described above, as if the acquisitions had occurred at January 1, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$2,957.8	$2,952.8	$8,686.9	$8,699.2
Net earnings attributable to RR Donnelley common shareholders	68.5	16.6	127.3	83.2
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.34	$0.08	$0.64	$0.42
Diluted	$0.34	$0.08	$0.63	$0.42

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The unaudited pro forma financial information includes amortization of purchased intangibles of $19.9 million and $60.8 million for the three and nine months ended September 30, 2014, respectively and $21.2 million and $64.0 million for the three and nine months ended September 30, 2013, respectively. The unaudited pro forma financial information includes restructuring, impairment and other charges from operations of $13.6 million and $61.5 million for the three and nine months ended September 30, 2014, respectively and $47.1 million and $111.9 million for the three and nine months ended September 30, 2013, respectively.

Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Depreciation and amortization of purchased assets, pre-tax	$1.3	$(2.7)	$2.9	$(7.2)
Acquisition-related expenses, pre-tax	(0.1)	2.1	18.8	(14.4)
Restructuring, impairment and other charges, pre-tax	6.3	(6.2)	28.4	(27.4)
Inventory fair value adjustments, pre-tax	—	—	14.3	(14.3)
Other pro forma adjustments, pre-tax	2.2	(7.7)	(2.3)	(6.3)
Income taxes	(3.4)	1.4	(17.1)	19.3

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Raw materials and manufacturing supplies	$287.3	$212.6
Work in process	203.2	145.2
Finished goods	254.8	235.4
LIFO reserve	(92.5)	(92.0)
Total	$652.8	$501.2

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Land	$116.0	$94.3
Buildings	1,222.7	1,160.6
Machinery and equipment	6,182.5	6,024.0
	7,521.2	7,278.9
Accumulated depreciation	(5,941.3)	(5,848.8)
Total	$1,579.9	$1,430.1

During the three and nine months ended September 30, 2014, depreciation expense was $88.5 million and $267.8 million, respectively. During the three and nine months ended September 30, 2013 depreciation expense was $81.7 million and $256.6 million, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $22.4 million and $18.5 million at September 30, 2014 and December 31, 2013, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2014 were as follows:

	Publishing and		Strategic
	Retail Services	Variable Print	Services	International	Total
Net book value as of December 31, 2013
Goodwill	$688.0	$1,638.6	$1,005.4	$1,275.9	$4,607.9
Accumulated impairment losses	(669.9)	(1,105.2)	(243.5)	(1,153.0)	(3,171.6)
Total	18.1	533.4	761.9	122.9	1,436.3
Acquisitions	—	276.2	3.4	20.5	300.1
Foreign exchange and other adjustments	—	(0.1)	—	(7.2)	(7.3)
Net book value at September 30, 2014
Goodwill	688.0	1,914.7	989.0	1,254.7	4,846.4
Accumulated impairment losses	(669.9)	(1,105.2)	(223.7)	(1,118.5)	(3,117.3)
Total	$18.1	$809.5	$765.3	$136.2	$1,729.1

The components of other intangible assets at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$895.3	$(494.3)	$401.0	$728.8	$(448.5)	$280.3
Patents	98.3	(98.3)	—	98.3	(98.3)	—
Trademarks, licenses and agreements	31.5	(29.4)	2.1	31.4	(28.2)	3.2
Trade names	43.8	(15.1)	28.7	27.1	(12.8)	14.3
Total amortizable other intangible assets	1,068.9	(637.1)	431.8	885.6	(587.8)	297.8
Indefinite-lived trade names	26.8	—	26.8	18.1	—	18.1
Total other intangible assets	$1,095.7	$(637.1)	$458.6	$903.7	$(587.8)	$315.9

The Company recorded additions to other intangible assets of $205.0 million for acquisitions during the nine months ended September 30, 2014, the components of which were as follows:

	September 30, 2014
		Weighted Average
	Amount	Amortization Period
Customer relationships	$178.2	9.7
Trade names (amortizable)	17.8	10.0
Trade names (indefinite-lived)	8.7	n/a
Non-compete agreements	0.3	3.0
Total additions	$205.0

Amortization expense for other intangible assets was $19.9 million and $16.0 million for the three months ended September 30, 2014 and 2013, respectively, and $58.7 million and $48.4 million for the nine months ended September 30, 2014 and 2013, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets as of September 30, 2014:

For the year ending December 31,	Amount
2014	$78.7
2015	77.3
2016	59.1
2017	52.8
2018	47.6
2019 and thereafter	175.0
Total	$490.5

6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended September 30, 2014 and 2013, the Company recorded the following net restructuring, impairment and other charges:

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2014	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$(0.2)	$1.8	$1.6	$(1.2)	$7.4	$7.8
Variable Print	1.6	2.8	4.4	1.7	2.2	8.3
Strategic Services	0.9	0.2	1.1	—	0.1	1.2
International	1.9	0.2	2.1	(0.2)	—	1.9
Corporate	0.6	0.1	0.7	—	—	0.7
Total	$4.8	$5.1	$9.9	$0.3	$9.7	$19.9

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2013	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$13.5	$3.1	$16.6	$6.2	$—	$22.8
Variable Print	—	2.8	2.8	0.6	—	3.4
Strategic Services	0.6	0.7	1.3	0.9	4.7	6.9
International	4.0	0.6	4.6	0.2	—	4.8
Corporate	(0.2)	0.4	0.2	—	—	0.2
Total	$17.9	$7.6	$25.5	$7.9	$4.7	$38.1

For the nine months ended September 30, 2014 and 2013, the Company recorded the following net restructuring, impairment and other charges:

		Other	Total
Nine Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2014	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$0.2	$5.6	$5.8	$2.4	$23.7	$31.9
Variable Print	15.7	6.2	21.9	6.9	6.3	35.1
Strategic Services	3.3	1.7	5.0	—	4.0	9.0
International	5.9	0.8	6.7	0.8	—	7.5
Corporate	2.7	1.7	4.4	—	—	4.4
Total	$27.8	$16.0	$43.8	$10.1	$34.0	$87.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

		Other	Total
Nine Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2013	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$17.0	$10.9	$27.9	$10.7	$—	$38.6
Variable Print	1.8	10.0	11.8	1.0	—	12.8
Strategic Services	2.2	2.0	4.2	2.7	4.7	11.6
International	9.6	1.9	11.5	0.9	—	12.4
Corporate	3.4	1.4	4.8	0.4	—	5.2
Total	$34.0	$26.2	$60.2	$15.7	$4.7	$80.6

Restructuring and Impairment Charges

For the three and nine months ended September 30, 2014, the Company recorded net restructuring charges of $4.8 million and $27.8 million, respectively, for employee termination costs for 546 employees, of whom 518 were terminated as of September 30, 2014. These charges primarily related to the integration of Consolidated Graphics, including the closure of seven Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $5.1 million and $16.0 million, respectively, for the three and nine months ended September 30, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. For the three and nine months ended September 30, 2014, the Company also recorded $0.3 million and $10.1 million, respectively, of impairment charges primarily related to buildings, machinery and equipment and trade names associated with facility closures. The impairment charges are net of gains related to the sale of previously impaired other long-lived assets. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

For the three and nine months ended September 30, 2013, the Company recorded net restructuring charges of $17.9 million and $34.0 million, respectively, for employee termination costs for 1,276 employees, substantially all of whom were terminated as of September 30, 2014. These charges primarily related to the closing of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $7.6 million and $26.2 million, respectively, for the three and nine months ended September 30, 2013, including charges related to multi-employer pension plan withdrawal obligations. For the three and nine months ended September 30, 2013, the Company also recorded $7.9 million and $15.7 million, respectively, of impairment charges primarily related to buildings and machinery and equipment associated with facility closures.

Other Charges

For the three and nine months ended September 30, 2014, the Company recorded other charges of $9.7 million and $34.0 million, respectively, as a result of its decision to withdraw from all multi-employer pension plans serving facilities that are currently operating. These charges for multi-employer pension plan withdrawal obligations, unrelated to facility closures, represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from all multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $8.9 million and $95.5 million, respectively, as of September 30, 2014.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring Reserve

The restructuring reserve as of December 31, 2013 and September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

	December 31, 2013	Restructuring Charges	Foreign Exchange and Other	Cash Paid	September 30, 2014
Employee terminations	$19.7	$27.8	$1.0	$(31.2)	$17.3
Multi-employer pension withdrawal obligations	36.8	2.6	(0.6)	(3.4)	35.4
Lease terminations and other	21.1	13.4	1.5	(19.6)	16.4
Total	$77.6	$43.8	$1.9	$(54.2)	$69.1

The current portion of restructuring reserves of $27.0 million at September 30, 2014 was included in accrued liabilities, while the long-term portion of $42.1 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at September 30, 2014.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September 2015.

Payments on all of the Company’s multi-employer pension plan withdrawal obligations are scheduled to be substantially completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multi-employer pension plan withdrawals.

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

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Pension (income) expense
Service cost	$0.5	$0.7	$1.6	$2.3
Interest cost	49.7	44.6	146.3	133.7
Expected return on plan assets	(65.9)	(60.6)	(195.1)	(181.8)
Amortization, net	7.8	12.4	24.1	37.6
Settlements	—	0.8	—	0.8
Net pension income	$(7.9)	$(2.1)	$(23.1)	$(7.4)
Other postretirement benefits plan (income) expense
Service cost	$1.1	$1.8	$3.4	$5.5
Interest cost	4.2	4.1	12.6	12.2
Expected return on plan assets	(2.9)	(3.0)	(9.1)	(8.9)
Amortization, net	(6.4)	(4.9)	(19.3)	(14.8)
Net other postretirement benefits plan income	$(4.0)	$(2.0)	$(12.4)	$(6.0)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

As the majority of the Company’s pension plans have been frozen as of December 31, 2012, the Company continues to transition to a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligations. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other securities and increase for fixed income investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time.

In June 2014 the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity, with payments beginning in the fourth quarter of 2014. To the extent eligible individuals elect the option to receive a lump-sum pension payment or annuity, the Company’s pension obligations will be reduced. Payments to eligible participants who elect to participate in the offer will be funded from existing pension plan assets and will constitute a complete settlement of the Company’s pension liabilities with respect to these participants.  The discount rates and actuarial assumptions used to calculate the payouts will be determined according to federal regulations.  The reduction in the reported pension obligation is expected to be approximately $395 million to $415 million, compared to expected payout amounts of approximately $295 million to $310 million. The Company expects to record a non-cash settlement charge of approximately $105 million to $115 million in the fourth quarter in connection with the settlement payments. This charge will result from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled. The actual amount of this charge will depend on the discount rate and asset values on the settlement date.

On August 8, 2014, the Highway and Transportation Funding Act (the “Act”) was signed into law.  The Act includes certain pension-related provisions designed to lower the pension plan contributions that plan-sponsoring companies are required to make by delaying a scheduled phase-down of the existing formula for calculating required minimum contributions.  The Company anticipates that provisions in the Act will significantly reduce the minimum required annual contributions related to its defined benefit pension plans in 2014.  The Company expects to make cash contributions of approximately $39 million to its pension and other postretirement benefits plans for the full year 2014, of which $33.8 million were made during the nine months ended September 30, 2014.  The Company estimates that it will make cash contributions totaling approximately $25 million to its pension and other postretirement benefits plans in 2015.

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $3.9 million and $13.8 million for the three and nine months ended September 30, 2014, respectively.  The total compensation expense related to all share-based compensation plans was $4.5 million and $15.6 million for the three and nine months ended September 30, 2013, respectively.

Stock Options

There were no options granted during the nine months ended September 30, 2014 and 2013.

Stock option awards as of December 31, 2013 and September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,139	$19.39	5.6	$21.2
Exercised	(144)	10.90
Cancelled/forfeited/expired	(140)	27.55
Outstanding at September 30, 2014	3,855	19.42	5.0	11.9
Vested and expected to vest at September 30, 2014	3,828	19.46	5.0	11.9
Exercisable at September 30, 2014	1,363	$8.95	5.3	$10.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2014 and December 31, 2013, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on September 30, 2014 and December 31, 2013. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three and nine months ended September 30, 2014 was $0.1 million and $1.1 million, respectively. Total intrinsic value of options exercised for the three and nine months ended September 30, 2013 was $0.3 million and $0.7 million, respectively. Excess tax benefits on stock option exercises, shown as financing cash inflows in the Condensed Consolidated Statements of Cash Flows, were $0.3 million and $0.1 for the nine months ended September 30, 2014 and 2013, respectively. Excess tax benefits on stock option exercises for the three months ended September 30, 2014 and 2013 were de minimis.

Compensation expense related to stock options for the three and nine months ended September 30, 2014 was $0.2 million and $0.7 million, respectively. Compensation expense related to stock options for the three and nine months ended September 30, 2013 was $0.3 million and $1.1 million, respectively. As of September 30, 2014, $0.9 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2013 and September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	2,495	$11.97
Granted	729	16.53
Vested	(1,168)	13.82
Forfeited	(4)	16.27
Nonvested at September 30, 2014	2,052	$12.53

Compensation expense related to restricted stock units for the three and nine months ended September 30, 2014 was $2.7 million and $10.5 million, respectively. Compensation expense related to restricted stock units for the three and nine months ended September 30, 2013 was $3.6 million and $12.8 million, respectively. As of September 30, 2014, there was $15.4 million of unrecognized share-based compensation expense related to approximately 2.0 million restricted stock units, with a weighted average grant date fair market value of $12.52, that are expected to vest over a weighted average period of 2.3 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Excess tax benefits on restricted stock units that vested, shown as financing cash inflows in the Condensed Consolidated Statements of Cash Flows, were $2.5 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively. No restricted stock units vested during the three months ended September 30, 2014 and 2013, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Performance Share Units

Nonvested performance share unit awards as of December 31, 2013 and September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	953	$10.81
Granted	319	16.46
Expired	(114)	15.54
Vested	(121)	15.54
Nonvested at September 30, 2014	1,037	$11.48

During the nine months ended September 30, 2014, 319,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2014 through December 31, 2016. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the nine months ended September 30, 2014 range from 154,500 to 319,000 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including termination without cause, death, permanent disability or retirement of the grantee or a change in control of the Company.

Compensation expense for the performance share unit awards granted in 2014, 2013, and 2012 is being recognized based on the maximum estimated payout of 319,000, 485,000, and 233,000 shares, for each respective grant year. Compensation expense for awards granted during 2011 was recognized based on the achieved target of 52%, or 121,431 shares, which were distributed during the three months ended March 31, 2014. Compensation expense related to performance share unit awards for the three and nine months ended September 30, 2014 was $1.0 million and $2.6 million, respectively. Compensation expense related to performance share unit awards for the three and nine months ended September 30, 2013 was $0.6 million and $1.7 million, respectively. As of September 30, 2014, there was $6.2 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 1.9 years.

9. Equity

The Company’s equity as of December 31, 2013 and September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2013	$631.8	$21.9	$653.7
Net earnings (loss)	97.9	(0.7)	97.2
Other comprehensive loss	(11.7)	(0.2)	(11.9)
Share-based compensation	13.8	—	13.8
Issuances of common stock	300.7	—	300.7
Issuances of treasury stock	18.3	—	18.3
Issuance of share-based awards, net of withholdings and other	(4.3)	—	(4.3)
Cash dividends paid	(151.1)	—	(151.1)
Noncontrolling interests in acquired business	—	2.7	2.7
Distributions to noncontrolling interests	—	(0.7)	(0.7)
Balance at September 30, 2014	$895.4	$23.0	$918.4

During the three months ended March 31, 2014, the Company issued stock in conjunction with the Consolidated Graphics and Esselte acquisitions with closing date values of $300.7 million and $18.3 million, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company’s equity as of December 31, 2012 and September 30, 2013, and changes during the nine months ended September 30, 2013, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2012	$52.8	$15.9	$68.7
Net earnings	107.2	2.6	109.8
Other comprehensive income (loss)	(10.1)	0.1	(10.0)
Share-based compensation	15.6	—	15.6
Issuance of share-based awards, net of withholdings and other	(5.3)	—	(5.3)
Cash dividends paid	(141.3)	—	(141.3)
Distributions to noncontrolling interests	—	(1.1)	(1.1)
Balance at September 30, 2013	$18.9	$17.5	$36.4

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

During the nine months ended September 30, 2014 and 2013, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards. During the nine months ended September 30, 2014, the Company issued stock in conjunction with the Consolidated Graphics and Esselte acquisitions of 16.0 million shares and 1.0 million shares, respectively.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.31	$0.08	$0.49	$0.59
Diluted	$0.31	$0.08	$0.49	$0.58
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$62.2	$14.7	$97.9	$107.2
Denominator:
Weighted average number of common shares outstanding	200.3	182.3	197.9	181.8
Dilutive options and awards	1.3	1.6	1.5	1.5
Diluted weighted average number of common shares outstanding	201.6	183.9	199.4	183.3
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	1.2	1.4	1.2	1.6
Performance share units	1.0	1.0	1.0	0.8
Stock options	3.4	3.7	3.4	4.0
Total	5.6	6.1	5.6	6.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

11. Comprehensive Income

The components of other comprehensive income (loss) and income tax expense allocated to each component for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(15.0)	$—	$(15.0)	$(15.3)	$—	$(15.3)
Adjustment for net periodic pension and other postretirement benefits plan cost	1.4	0.4	1.0	4.8	1.5	3.3
Change in fair value of derivatives	—	—	—	0.2	0.1	0.1
Other comprehensive income (loss)	$(13.6)	$0.4	$(14.0)	$(10.3)	$1.6	$(11.9)

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(1.1)	$—	$(1.1)	$(19.8)	$—	$(19.8)
Adjustment for net periodic pension and other postretirement benefits plan cost	8.5	2.9	5.6	23.9	14.4	9.5
Change in fair value of derivatives	0.3	0.1	0.2	0.5	0.2	0.3
Other comprehensive income (loss)	$7.7	$3.0	$4.7	$4.6	$14.6	$(10.0)

Accumulated other comprehensive income (loss) by component as of December 31, 2013 and September 30, 2014, and changes for the nine months ended September 30, 2014, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2013	$(0.2)	$(521.4)	$33.5	$(488.1)
Other comprehensive loss before reclassifications	—	—	(15.1)	(15.1)
Amount reclassified from accumulated other comprehensive loss	0.1	3.3	—	3.4
Net change in accumulated other comprehensive loss	0.1	3.3	(15.1)	(11.7)
Balance at September 30, 2014	$(0.1)	$(518.1)	$18.4	$(499.8)

Accumulated other comprehensive income (loss) by component as of December 31, 2012 and September 30, 2013, and changes for the nine months ended September 30, 2013, were as follows:

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended		Classification in the Condensed
	September 30,		September 30,		Consolidated
	2014	2013	2014	2013	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$7.8	$12.4	$24.1	$37.6	(a)
Net prior service credit	(6.4)	(4.9)	(19.3)	(14.8)	(a)
Settlements	—	0.8	—	0.8
Reclassifications before tax	1.4	8.3	4.8	23.6
Income tax expense	0.4	2.9	1.5	8.5
Reclassifications, net of tax	$1.0	$5.4	$3.3	$15.1
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

Three Months Ended September 30, 2014	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Publishing and Retail Services	$685.3	$(4.3)	$681.0	$34.1	$35.8	$9.8
Variable Print	1,003.8	(15.7)	988.1	68.8	40.8	15.2
Strategic Services	665.1	(34.4)	630.7	56.5	16.1	10.5
International	684.3	(26.3)	658.0	24.7	25.2	19.9
Total operating segments	3,038.5	(80.7)	2,957.8	184.1	117.9	55.4
Corporate	—	—	—	(10.4)	1.7	2.8
Total operations	$3,038.5	$(80.7)	$2,957.8	$173.7	$119.6	$58.2

Three Months Ended September 30, 2013	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Publishing and Retail Services	$718.0	$(3.0)	$715.0	$34.3	$40.9	$14.8
Variable Print	658.7	(14.9)	643.8	46.8	24.9	16.0
Strategic Services	612.2	(30.5)	581.7	43.0	14.5	10.3
International	694.4	(20.0)	674.4	42.3	24.8	11.8
Total operating segments	2,683.3	(68.4)	2,614.9	166.4	105.1	52.9
Corporate	(0.1)	0.1	—	(31.8)	1.2	2.4
Total operations	$2,683.2	$(68.3)	$2,614.9	$134.6	$106.3	$55.3

Nine Months Ended September 30, 2014	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Publishing and Retail Services	$1,958.3	$(8.7)	$1,949.6	$71.8	$1,337.4	$110.7	$32.0
Variable Print	2,784.8	(47.2)	2,737.6	158.2	2,719.6	117.4	44.3
Strategic Services	2,035.0	(97.1)	1,937.9	193.0	1,403.4	48.5	28.4
International	1,979.8	(70.8)	1,909.0	79.6	1,939.7	75.0	50.3
Total operating segments	8,757.9	(223.8)	8,534.1	502.6	7,400.1	351.6	155.0
Corporate	—	—	—	(54.7)	166.8	5.4	9.5
Total operations	$8,757.9	$(223.8)	$8,534.1	$447.9	$7,566.9	$357.0	$164.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Nine Months Ended September 30, 2013	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Publishing and Retail Services	$2,035.4	$(6.7)	$2,028.7	$93.8	$1,443.3	$126.6	$39.0
Variable Print	1,961.4	(43.0)	1,918.4	142.7	1,595.2	79.2	40.8
Strategic Services	1,929.8	(95.4)	1,834.4	182.1	1,391.6	44.2	23.5
International	2,010.5	(67.0)	1,943.5	99.5	2,028.3	76.7	30.0
Total operating segments	7,937.1	(212.1)	7,725.0	518.1	6,458.4	326.7	133.3
Corporate	—	—	—	(70.5)	643.6	4.2	6.3
Total operations	$7,937.1	$(212.1)	$7,725.0	$447.6	$7,102.0	$330.9	$139.6

Restructuring, impairment and other charges by segment for the three and nine months ended September 30, 2014 and 2013 are described in Note 6.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

14. Debt

The Company’s debt at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
Borrowings under the Credit Agreement	$130.0	$—
4.95% senior notes due April 1, 2014	—	258.2
5.50% senior notes due May 15, 2015	200.0	200.0
8.60% senior notes due August 15, 2016	219.0	218.7
6.125% senior notes due January 15, 2017	251.0	250.8
7.25% senior notes due May 15, 2018	250.0	350.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	238.9	450.0
7.625% senior notes due June 15, 2020	350.0	400.0
7.875% senior notes due March 15, 2021	448.2	448.0
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	400.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	—
6.625% debentures due April 15, 2029	199.4	199.4
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	2.2	10.7
Total debt	3,760.8	3,857.9
Less: current portion	(333.5)	(270.9)
Long-term debt	$3,427.3	$3,587.0

(a)

As of September 30, 2014 and December 31, 2013, the interest rate on the 11.25% senior notes due February 1, 2019 was 12.75% as a result of downgrades in the ratings of the notes by the rating agencies.

(b)	Includes fair value adjustment to the 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges, miscellaneous debt obligations and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $306.9 million and $343.4 million at September 30, 2014 and December 31, 2013, respectively.

Effective September 9, 2014, the aggregate revolving commitments of the Lenders under the Company’s senior secured revolving credit facility (the “Credit Agreement”) were increased from $1.15 billion to $1.5 billion and the expiration date of the Credit Agreement was extended from October 15, 2017 to September 9, 2019.

The weighted average interest rate on borrowings under the Company’s $1.5 billion Credit Agreement was 2.0% during the nine months ended September 30, 2014 and 2013.

On April 1, 2014, cash on hand and borrowings under the Credit Agreement were used to pay the $258.2 million 4.95% senior notes that matured on April 1, 2014.

On March 20, 2014, the Company issued $400.0 million of 6.00% senior notes due April 1, 2024. Interest on the notes is payable semi-annually on April 1 and October 1, and commenced on October 1, 2014. The net proceeds from the offering along with borrowings under the Credit Agreement were used to repurchase $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018, and $50.0 million of the 7.625% senior notes due June 15, 2020. The repurchases resulted in a pre-tax loss on debt extinguishment of $77.1 million for the nine months ended September 30, 2014 related to the premiums paid, unamortized debt issuance costs, elimination of the $2.8 million fair value adjustment on the 8.25% senior notes and other expenses.

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

Interest income was $1.9 million and $6.6 million for the three and nine months ended September 30, 2014, respectively. Interest income was $2.1 million and $8.4 million for the three and nine months ended September 30, 2013, respectively.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain assets and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional amount of the forward contracts at September 30, 2014 and December 31, 2013 was $349.1 million and $372.1 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating-rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional amount of $400.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which were attributable to changes in the benchmark interest rate. During the nine months ended September 30, 2014, the Company repurchased $211.1 million of the 8.25% senior notes due March 15, 2019, and related interest rate swaps with a notional amount of $210.0 million were terminated, resulting in payments of $4.2 million for the fair value of the interest rate swaps. As a result of the termination, the remaining notional amount of the interest rate swap agreements as of September 30, 2014 was $190.0 million. The interest rate swaps were designated as fair value hedges against changes in the value of $238.9 million of the Company’s 8.25% senior notes due March 15, 2019.

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

At September 30, 2014 and December 31, 2013, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	September 30, 2014	December 31, 2013
Derivatives not designated as hedges
Prepaid expenses and other current assets	$20.6	$0.4
Accrued liabilities	0.3	1.5
Derivatives designated as fair value hedges
Prepaid expenses and other current assets	$—	$1.3
Other noncurrent liabilities	2.9	9.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The gross and net amounts of foreign exchange forward contracts and interest rate swaps recognized in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 were as follows:

September 30, 2014	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$20.6	$—	$20.6	$(1.9)	$18.7
Interest rate swaps	—	—	—	—	—
Total	$20.6	$—	$20.6	$(1.9)	$18.7
Liabilities
Foreign exchange forward contracts reported gross	$0.3	$—	$0.3	$(0.1)	$0.2
Interest rate swaps	2.9	—	2.9	(1.8)	1.1
Total	$3.2	$—	$3.2	$(1.9)	$1.3

December 31, 2013	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.4	$—	$0.4	$(0.4)	$—
Interest rate swaps	1.3	—	1.3	(0.2)	1.1
Total	$1.7	$—	$1.7	$(0.6)	$1.1
Liabilities
Foreign exchange forward contracts reported gross	$1.5	$—	$1.5	$(0.2)	$1.3
Interest rate swaps	9.1	—	9.1	(0.4)	8.7
Total	$10.6	$—	$10.6	$(0.6)	$10.0

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 were as follows:

		Three Months Ended		Nine Months Ended
	Classification of (Gain) Loss Recognized in the	September 30,		September 30,
	Condensed Consolidated Statements of Operations	2014	2013	2014	2013
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(19.8)	$14.2	$(21.3)	$8.7

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and nine months ended September 30, 2014 and 2013 were as follows:

		Three Months Ended		Nine Months Ended
	Classification of (Gain) Loss Recognized in the	September 30,		September 30,
	Condensed Consolidated Statements of Operations	2014	2013	2014	2013
Fair Value Hedges
Interest rate swaps	Investment and other (income) expense-net	$1.3	$(0.6)	$(0.4)	$17.0
Hedged items	Investment and other (income) expense-net	(1.5)	0.6	(0.4)	(16.1)
Total (gain) loss recognized as ineffectiveness in the Condensed Consolidated Statements of Operations	Investment and other (income) expense-net	$(0.2)	$—	$(0.8)	$0.9

The Company also recognized a net reduction to interest expense of $0.5 million and $3.3 million for the three and nine months ended September 30, 2014, respectively, and $2.0 million and $6.5 million for the three and nine months ended September 30, 2013, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities required to be adjusted to fair value on a recurring basis are pension and other postretirement benefits plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of September 30, 2014 and December 31, 2013. See Note 14 for the fair value of the Company’s debt, which is recorded at book value.

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

The fair value as of the measurement date, net book value as of September 30, 2014 and 2013 and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014		As of September 30, 2014
	Impairment Charge	Fair Value Measurement (Level 3)	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$—	$—	$1.9	$1.4	$1.2
Long-lived assets held for sale or disposal	2.1	2.3	9.3	13.7	5.4
Other intangible assets	—	—	1.0	—	—
Total	$2.1	$2.3	$12.2	$15.1	$6.6

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013		As of September 30, 2013
	Impairment Charge	Fair Value Measurement (Level 3)	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$3.2	$3.7	$4.4	$4.6	$4.4
Long-lived assets held for sale or disposal	5.4	5.2	12.6	18.8	17.1
Total	$8.6	$8.9	$17.0	$23.4	$21.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The fair values of long-lived assets held for sale that were remeasured during the three and nine months ended September 30, 2014 were reduced by estimated costs to sell of $0.2 million and $0.8 million, respectively.  The fair values of long-lived assets held for sale that were remeasured during the three and nine months ended September 30, 2013 were reduced by estimated costs to sell of $0.4 million and $1.3 million, respectively.

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

17. Venezuela Currency Remeasurement

Since January 1, 2010, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index has exceeded 100%. As a result, Venezuela’s economy is considered highly inflationary and the financial statements of the Company’s Venezuelan subsidiaries are remeasured as if the functional currency were the U.S. Dollar. Prior to March 31, 2014, the financial statements were remeasured based on the official rate determined by the government of Venezuela. On February 8, 2013, the government of Venezuela changed its primary fixed exchange rate from 4.3 Bolivars per U.S. Dollar to 6.3 Bolivars per U.S. Dollar, devaluing the Bolivar by 32%. This devaluation resulted in a pre-tax loss of $3.2 million ($2.0 million after-tax), of which $1.0 million was recognized as a loss attributable to noncontrolling interests during the nine months ended September 30, 2013.

During the three months ended March 31, 2014, the Venezuelan government expanded the operation of the Supplementary System for the Administration of Foreign Currency (“SICAD 1”) currency exchange mechanism for use with certain transactions. In addition, the Venezuelan government also began operating the SICAD 2 exchange which the government indicated is available to all entities for all transactions. The Venezuelan government has indicated that the official rate of 6.3 Bolivars per U.S. Dollar will be reserved only for settlement of U.S. Dollar denominated purchases of “essential goods and services.” As of September 30, 2014, the SICAD 1 and SICAD 2 exchange rates were 11.7 and 50.0 Bolivars per U.S. Dollar, respectively. While there is considerable uncertainty as to the nature, amount and timing of transactions that will be settled through SICAD 1 and SICAD 2, beginning March 31, 2014, certain assets of the Company’s Venezuelan subsidiaries were remeasured at the SICAD 2 rate as the Company believes those assets will ultimately be utilized to settle U.S. Dollar denominated liabilities using SICAD 2. Remaining net monetary assets were remeasured at the SICAD 1 rate, as the Company believes SICAD 1 will be applicable for future transactions, and dividend remittances, if any, from the Company’s Venezuelan subsidiaries.

During the three months ended June 30, 2014, certain transactions pending approval at the official rate of 6.3 Bolivars per U.S. Dollar were approved, resulting in foreign exchange gains. As a result of the remeasurement at the SICAD 1 and SICAD 2 rates during the three months ended September 30, 2014, a net pre-tax gain of $0.6 million was recognized in net investment and other (income) expense, of which $0.4 million was recognized as income attributable to noncontrolling interests during the three months ended September 30, 2014. During the nine months ended September 30, 2014, a pre-tax loss, net of foreign exchange gains, of $18.0 million ($14.0 million after-tax) was recognized in net investment and other (income) expense, of which $6.0 million was included in loss attributable to noncontrolling interests as a result of the remeasurement at the SICAD 1 and SICAD 2 rates.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

18. New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.  If substantial doubt exists, additional disclosures are required.  ASU 2014-15 will be effective for the Company in the fourth quarter of 2016.  The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition and, as a result, should not be included in the estimation of the grant-date fair value of the award. ASU 2014-12 will be effective for the Company in the first quarter of 2016. The standard may be applied either prospectively to all awards granted or modified after the effective date or retrospectively, to all periods presented. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. ASU 2014-09 will be effective for the Company in the first quarter of 2017. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is currently evaluating the impact of the provisions of ASU 2014-09 and determining which transition method will be used.

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

Business Acquisitions and Dispositions

2014 Dispositions

On August 15, 2014, the Company sold the assets and liabilities of Journalism Online, LLC (“Journalism Online”), a provider of online subscription management services, for net proceeds of $10.7 million, of which $7.7 million was received as of September 30, 2014, resulting in a gain of $11.2 million. The operations of the Journalism Online business were included in the Strategic Services segment.

On August 11, 2014, the Company’s subsidiary, RR Donnelley Argentina S.A. (“RRDA”), filed for bankruptcy liquidation in bankruptcy court in Argentina.  The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed.  As a result of the bankruptcy liquidation, the Company recorded a loss of $16.4 million for the three months ended September 30, 2014. Effective as of the court’s approval, the operating results of RRDA are no longer included in the Company’s consolidated results of operations. The operations of RRDA were included in the International segment.

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services, for net proceeds of $2.3 million and a loss of $0.8 million. The operations of the GRES business were included in the International segment.

2014 Acquisitions

On March 25, 2014, the Company acquired substantially all of the North American operations of Esselte Corporation (“Esselte”), a developer and manufacturer of nationally branded and private label office and stationery products. The purchase price included $82.3 million in cash and 1.0 million shares of RR Donnelley common stock, or a total transaction value of $100.6 million based on the Company’s closing share price on March 24, 2014. Esselte’s operations are included in the Variable Print segment.

On March 10, 2014, the Company acquired the assets of MultiCorpora R&D Inc. and MultiCorpora International Inc. (together “MultiCorpora”) for $6.0 million. MultiCorpora is an international provider of translation technology solutions. MultiCorpora’s operations are included in the Strategic Services segment.

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

2013 Disposition

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France, for a loss of $17.9 million, which included cash incentive payments due to the purchaser of $18.8 million, of which $16.4 million were paid as of September 30, 2014 with the remaining balance to be paid by January 2016. The operations of the MRM France business were included in the International segment.

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

Executive Summary

Financial Performance: Three Months Ended September 30, 2014

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended September 30, 2014, from the three months ended September 30, 2013, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the three months ended September 30, 2013	$134.6	5.1%	$14.7	$0.08
2014 restructuring, impairment and other charges - net	(19.9)	(0.7%)	(9.8)	(0.05)
2013 restructuring, impairment and other charges - net	38.1	1.5%	23.4	0.13
Acquisition-related expenses	1.1	0.0%	1.1	0.01
Loss on bankruptcy of subsidiary	—	—	(14.2)	(0.07)
Net gain on disposal of businesses	—	—	6.8	0.03
Gain on investment	—	—	1.9	0.01
Gain-net on bargain purchase	—	—	(1.0)	—
Venezuela currency remeasurement	—	—	(0.4)	—
Loss on debt extinguishment	—	—	30.1	0.16
Operations	19.8	(0.0%)	9.6	0.01
For the three months ended September 30, 2014	$173.7	5.9%	$62.2	$0.31

2014 restructuring, impairment and other charges - net: included $9.7 million for other estimated charges related to the decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating; $5.1 million of lease termination and other restructuring costs; $4.8 million for employee termination costs; and $0.3 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

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

Loss on bankruptcy of subsidiary: included a pre-tax loss of $16.4 million ($14.2 million after-tax) for the three months ended September 30, 2014 as a result of the bankruptcy liquidation of RRDA, a subsidiary of RR Donnelley.

Net gain on disposal of businesses: net pre-tax gain of $11.1 million ($6.8 million after-tax) for the three months ended September 30, 2014 on the sale of Journalism Online and GRES.

Gain on investment: pre-tax gain of $3.0 million ($1.9 million after-tax) resulting from the sale of the Company’s shares of a previously impaired equity investment for the three months ended September 30, 2014.

Gain - net on bargain purchase: pre-tax reduction in the previously recorded gain of $1.0 million ($1.0 million after-tax) for the three months ended September 30, 2014 as a result of finalizing the working capital settlement on the acquisition of Esselte.

Venezuela currency remeasurement: currency remeasurement in Venezuela resulted in a net pre-tax gain of $0.6 million ($0.0 million after-tax) of which $0.4 million was included in income attributable to noncontrolling interests for the three months ended September 30, 2014.

Loss on debt extinguishment: included a pre-tax loss of $46.3 million ($30.1 million after-tax) for the three months ended September 30, 2013 due to the repurchase of $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017.

Operations: reflected the acquisitions of Consolidated Graphics and Esselte, cost control initiatives, lower healthcare costs and higher pension and other postretirement benefits plan income, partially offset by price pressures primarily in the International and Publishing and Retail Services segments, unfavorable mix and lower volume in the Publishing and Retail Services segment and a shift in timing of a customer’s annual project. See further details in the review of operating results by segment below.

Financial Performance: Nine Months Ended September 30, 2014

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the nine months ended September 30, 2014, from the nine months ended September 30, 2013, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the nine months ended September 30, 2013	$447.6	5.8%	$107.2	$0.58
2014 restructuring, impairment and other charges - net	(87.9)	(1.0%)	(55.1)	(0.28)
2013 restructuring, impairment and other charges - net	80.6	1.0%	51.5	0.28
Acquisition-related expenses	(6.0)	(0.1%)	(4.5)	(0.02)
Purchase accounting inventory adjustments	(14.3)	(0.2%)	(9.1)	(0.05)
Loss on bankruptcy of subsidiary	—	—	(14.2)	(0.07)
Gain on bargain purchase	—	—	9.5	0.05
Net gain on disposal of businesses	—	—	6.4	0.03
Venezuela currency remeasurement	—	—	(5.8)	(0.03)
Net gain on investments	—	—	5.5	0.03
Loss on debt extinguishment	—	—	3.4	0.04
Operations	27.9	(0.3%)	3.1	(0.07)
For the nine months ended September 30, 2014	$447.9	5.2%	$97.9	$0.49

2014 restructuring, impairment and other charges - net: included pre-tax charges of $34.0 million related to the decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating; $27.8 million for employee termination costs; $16.0 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; and $10.1 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

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

Acquisition-related expenses: included pre-tax charges of $8.2 million ($6.7 million after-tax) related to legal, accounting and other expenses for the nine months ended September 30, 2014 associated with completed or contemplated acquisitions. For the nine months ended September 30, 2013, these pre-tax charges were $2.2 million ($2.2 million after-tax) for acquisitions contemplated or completed in subsequent periods.

Purchase accounting inventory adjustments: included pre-tax charges of $14.3 million ($9.1 million after-tax) for the nine months ended September 30, 2014 as a result of inventory purchase accounting adjustments for Consolidated Graphics and Esselte.

Loss on bankruptcy of subsidiary: included a pre-tax loss of $16.4 million ($14.2 million after-tax) for the nine months September 30, 2014 as a result of the bankruptcy liquidation of RRDA, a subsidiary of RR Donnelley.

Gain on bargain purchase: acquisition of Esselte resulted in a pre-tax gain of $9.5 million ($9.5 million after-tax) for the nine months ended September 30, 2014.

Net gain on disposal of businesses: included a pre-tax gain on the sale of Journalism Online of $11.2 million ($6.9 million after-tax) offset by a pre-tax loss on the sale of GRES of $0.8 million ($0.5 million after-tax) for the nine months ended September 30, 2014.

Venezuela currency remeasurement: currency remeasurement in Venezuela resulted in a pre-tax loss, net of foreign exchange gains, of $18.0 million ($14.0 million after-tax), of which $6.0 million was included in loss attributable to noncontrolling interests for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, the currency devaluation in Venezuela resulted in a pre-tax loss of $3.2 million ($3.2 million after-tax), of which $1.0 million was included in loss attributable to noncontrolling interests.

Net gain on investments: pre-tax gain of $3.0 million ($1.9 million after-tax) resulting from the sale of the Company’s shares of a previously impaired equity investment for the nine months ended September 30, 2014 and impairment losses on equity investments of $5.5 million ($3.6 million after-tax) for the nine months ended September 30, 2013.

Loss on debt extinguishment: included a pre-tax loss of $77.1 million ($49.8 million after-tax) for the nine months ended September 30, 2014, related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. For the nine months ended September 30, 2013, a pre-tax loss of $81.9 million ($53.2 million after-tax) was recognized related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $273.5 million of the 6.125% senior notes due January 15, 2017, $250.0 million of the 7.25% senior notes due May 15, 2018, $130.2 million of the 8.60% senior notes due August 15, 2016 and $100.0 million of the 5.50% senior notes due May 15, 2015.

Operations: reflected the acquisitions of Consolidated Graphics and Esselte, cost control initiatives, increased volume in the Strategic Services and International segments, higher pension and other postretirement benefits plan income and lower healthcare costs, partially offset by price pressures in the International, Publishing and Retail Services and Variable Print segments and wage and other inflation in the International segment. See further details in the review of operating results by segment below.

Overview

Net sales increased in the third quarter of 2014 compared to the same period in the prior year primarily due to the acquisitions of Consolidated Graphics and Esselte. On a pro forma basis, the Company’s net sales increased by approximately 0.2% (see Note 2 to the Condensed Consolidated Financial Statements). The net sales increase on a pro forma basis was primarily due to increased volume in the Strategic Services and International segments, partially offset by price pressures, volume declines in the Publishing and Retail Services segment, the shift in timing of a customer’s annual project in the International segment and the impact of dispositions.

The Company made significant progress in the integration of Consolidated Graphics and Esselte during the second and third quarters. Restructuring actions to eliminate duplicate facilities and personnel have been implemented throughout the affected operations. Along with the Company’s continuing focus on productivity improvement, these actions are expected to result in significant cost savings.

Effective September 9, 2014, the aggregate revolving commitments of the Lenders under the Company’s senior secured revolving credit facility (the “Credit Agreement”) were increased from $1.15 billion to $1.5 billion and the expiration date of the Credit Agreement was extended from October 15, 2017 to September 9, 2019.

On August 11, 2014, the Company’s subsidiary, RRDA, filed for bankruptcy liquidation in bankruptcy court in Argentina.  The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed.  As a result of the bankruptcy liquidation, the Company recorded a loss of $16.4 million for the three months ended September 30, 2014. Effective as of the court’s approval, the operating results of RRDA are no longer included in the Company’s consolidated results of operations. RRDA had net sales of $22.1 million and a loss before income taxes of $3.4 million for the nine months ended September 30, 2014, compared to net sales of $40.8 million and a loss before income taxes of $3.1 million for the nine months ended September 30, 2013.

In June 2014, the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity, with payments beginning in the fourth quarter of 2014. To the extent eligible individuals elect the option to receive a lump-sum pension payment or annuity, the Company’s pension obligations will be reduced. The reduction in the reported pension obligation is expected to be approximately $395 million to $415 million, compared to expected payout amounts of approximately $295 million to $310 million. The Company expects to record a non-cash settlement charge of approximately $105 million to $115 million in the fourth quarter in connection with the settlement payments. This charge will result from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled. The actual amount of this charge will depend on the discount rate and asset values on the settlement date.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $253.9 million as compared to $307.1 million for the nine months ended September 30, 2013. The decrease in net cash provided by operating activities reflected higher inventory levels, the timing of supplier payments and cash collections, higher pension and other postretirement contributions and higher payments related to interest and incentive compensation. Similar to 2013, higher net cash inflows from operations in the third and fourth quarter of 2014 are expected as compared to the first and second quarters of 2014, due to normal operating cycles of the Company’s business.

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

Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, and advances in digital printing, print-on-demand and Internet technologies, continue to impact the market for the Company’s products and services. The Company seeks to utilize the distinctive capabilities of its products and services to improve its customers’ communications, whether in paper or electronic form. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers. The Company seeks to draw on its unified platform and strong customer relationships in order to serve a larger share of its customers’ print and related services’ needs.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday volume in catalogs, retail inserts and books. This typical seasonal pattern can be impacted by overall trends in the U.S. and world economy. The Company expects the seasonality impact in 2014 and future years to be in line with historical patterns, however, as a result of the acquisition of Consolidated Graphics, the Company expects 2014 and future years to be affected by the impact of election cycles on election-related print business.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first nine months of 2014, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. The Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs, which impact the Company’s ink suppliers, logistics operations and manufacturing costs. Crude oil and energy prices continue to be volatile. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. The Company has entered into fixed price contracts for a portion of its natural gas purchases to mitigate the impact of changes in energy prices. The Company cannot predict sudden changes in energy prices and the impact that they might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the quantity that the Company’s customers are willing to print and mail. On January 27, 2013, the United States Postal Service (“USPS”) increased postage rates across all classes of mail by approximately 2.6%, on average. Under the 2006 Postal Accountability and Enhancement Act, it had been anticipated that postage would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). However, on December 24, 2013, the Postal Regulatory Commission (the “PRC”) approved the USPS Board of Governors’ request under the Exigency Provision in the applicable law for price increases of 4.3%. The exigent rate increase was implemented in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all mail categories, effective January 26, 2014. According to the PRC’s ruling, which is currently being appealed, the USPS must develop a plan to phase out the exigent rate increase once it has produced the revenue justified by the request. As of September 30, 2014, the USPS has not presented a plan for the required phase out. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the USPS to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in postal rates. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. Mail delivery services through the USPS accounted for approximately 45% of the Company’s logistics revenues during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company experienced an increase in its costs of transportation, largely as a result of the severe winter weather in the first quarter, an industry-wide shortage of drivers and regulations restricting the number of hours drivers can work. The Company’s ability to pass on these increased costs to its customers varies based on contractual arrangements. Industry practice should support the Company’s ability to pass on these cost increases when contractually allowed, but there is no assurance that market conditions will continue to enable the Company to successfully do so.

Goodwill Impairment Assessment

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the nine months ended September 30, 2014 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of September 30, 2014, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of October 31, 2014, the Company’s next annual measurement date.

In particular, the magazines, catalogs and retail inserts reporting unit has continued to experience declines in sales due to price pressures, primarily in catalogs and magazines, reduced volume in retail inserts, magazines and catalogs and a decrease in pass-through paper sales.  Continued negative trends could have a significant impact on the estimated fair value of this reporting unit and could result in future impairment charges.  As of the October 31, 2013 annual goodwill impairment test, the magazines, catalogs and retail inserts reporting unit’s estimated fair value exceeded book value by approximately 75%.  As of September 30, 2014, $18.1 million of goodwill was allocated to the magazines, catalogs and retail inserts reporting unit, which is included within the Publishing and Retail Services segment.

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

In June 2014, the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity with payments beginning in the fourth quarter of 2014. To the extent eligible individuals elect the option to receive a lump-sum pension payment or annuity, the Company’s pension obligations will be reduced. Payments to eligible participants who elect to participate in the offer will be funded from existing pension plan assets and will constitute a complete settlement of the Company’s pension liabilities with respect to these participants.  The discount rates and actuarial assumptions used to calculate the payouts will be determined according to federal regulations.  The reduction in the reported pension obligation is expected to be approximately $395 million to $415 million, compared to expected payout amounts of approximately $295 million to $310 million. The Company expects to record a non-cash settlement charge of approximately $105 million to $115 million in the fourth quarter in connection with the settlement payments. This charge will result from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled. The actual amount of this charge will depend on the discount rate and asset values on the settlement date.

On August 8, 2014, the Highway and Transportation Funding Act (“the Act”) was signed into law.  The Act includes certain pension-related provisions designed to lower the pension plan contributions that plan-sponsoring companies are required to make by delaying a scheduled phase-down of the existing formula for calculating required minimum contributions.  The Company anticipates that provisions in the Act will significantly reduce the minimum required annual contributions related to its defined benefit pension plans in 2014.  The Company expects to make cash contributions of approximately $39 million to its pension and other postretirement benefits plans for the full year 2014, of which $33.8 million were made during the nine months ended September 30, 2014.  The Company estimates that it will make cash contributions totaling approximately $25 million to its pension and other postretirement benefits plans in 2015.

During the nine months ended September 30, 2014, the Company recorded restructuring, impairment and other charges of $36.6 million associated with its estimated liability for withdrawing from four defined benefit multi-employer pension plans. The Company no longer participates in any active defined benefit multi-employer pension plans.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

The following table shows the results of operations for the three months ended September 30, 2014 and 2013, which includes the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Products net sales	$2,480.7	$2,178.3	$302.4	13.9%
Services net sales	477.1	436.6	40.5	9.3%
Total net sales	2,957.8	2,614.9	342.9	13.1%
Products cost of sales (exclusive of depreciation and amortization)	1,942.1	1,709.7	232.4	13.6%
Services cost of sales (exclusive of depreciation and amortization)	368.1	334.8	33.3	9.9%
Total cost of sales	2,310.2	2,044.5	265.7	13.0%
Products gross profit	538.6	468.6	70.0	14.9%
Services gross profit	109.0	101.8	7.2	7.1%
Total gross profit	647.6	570.4	77.2	13.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	334.4	291.4	43.0	14.8%
Restructuring, impairment and other charges - net	19.9	38.1	(18.2)	(47.8%)
Depreciation and amortization	119.6	106.3	13.3	12.5%
Income from operations	$173.7	$134.6	$39.1	29.0%

Consolidated

Net sales of products for the three months ended September 30, 2014 increased $302.4 million, or 13.9%, to $2,480.7 million versus the same period in 2013, including a $2.2 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales of products increased due to the acquisitions of Consolidated Graphics and Esselte, partially offset by price pressures in the International and Publishing and Retail Services segments, lower volume in the Publishing and Retail Services segment and a shift in timing of a customer’s annual project from the third quarter in 2013 to the fourth quarter in 2014 in the International segment.

Net sales from services for the three months ended September 30, 2014 increased $40.5 million, or 9.3%, to $477.1 million versus the same period in 2013, including a $2.0 million, or 0.5%, increase due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in the Strategic Services segment, driven by the logistics and financial reporting units. These increases were partially offset by the disposition of GRES in the first quarter of 2014.

Products gross profit increased $70.0 million to $538.6 million for the three months ended September 30, 2014 versus the same period in 2013 due primarily to the acquisitions of Consolidated Graphics and Esselte, partially offset by price pressures, unfavorable mix and lower volume in the Publishing and Retail Services segment, a shift in timing of a customer’s annual project and wage and other inflation in the International segment. Products gross margin increased slightly from 21.5% to 21.7%, reflecting the acquisitions of Consolidated Graphics and Esselte and cost control initiatives, partially offset by price pressures and wage inflation in the International segment.

Services gross profit increased $7.2 million to $109.0 million for the three months ended September 30, 2014 versus the same period in 2013 due to higher volume in the Strategic Services segment driven by the logistics and financial reporting units and royalties for the licensing of intellectual property, partially offset by increased transportation costs. Services gross margin decreased from 23.3% to 22.8% due to increased transportation costs, partially offset by increased volume in the Strategic Services segment.

Selling, general and administrative expenses increased $43.0 million to $334.4 million, and from 11.1% to 11.3% as a percentage of net sales, for the three months ended September 30, 2014 versus the same period in 2013 reflecting increased costs as a result of the Consolidated Graphics and Esselte acquisitions, partially offset by an increase in pension and other postretirement benefits plan income.

For the three months ended September 30, 2014, the Company recorded net restructuring, impairment and other charges of $19.9 million compared to $38.1 million in the same period in 2013. In 2014, these charges included $9.7 million of other charges for estimated obligations related to the decision to withdraw from certain multi-employer pension plans. Additionally, the Company incurred lease termination and other restructuring charges of $5.1 million for the three months ended September 30, 2014. The Company also recorded $4.8 million of employee termination costs for 139 employees, of whom 113 were terminated as of September 30, 2014. These charges were the result of the integration of Consolidated Graphics, including the closure of one Consolidated Graphics facility and the reorganization of certain operations and $0.3 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closures for the three months ended September 30, 2014.

Net restructuring, impairment and other charges for the three months ended September 30, 2013 included $17.9 million of employee termination costs for 697 employees, substantially all of whom were terminated as of September 30, 2014. These charges were the result of one manufacturing facility closure within the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $7.6 million for the three months ended September 30, 2013, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. The Company also recorded $7.9 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closures and $4.7 million of other charges for estimated obligations related to the decision to partially withdraw from certain multi-employer pension plans.

Depreciation and amortization increased $13.3 million to $119.6 million for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to the acquisitions of Consolidated Graphics and Esselte, partially offset by the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $19.9 million and $16.0 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended September 30, 2014 and 2013, respectively.

Income from operations for the three months ended September 30, 2014 was $173.7 million, an increase of 29.0% compared to the three months ended September 30, 2013. The increase was due to the acquisitions of Consolidated Graphics and Esselte, cost control initiatives, lower restructuring, impairment and other charges, lower healthcare costs and higher pension and other postretirement benefits plan income, partially offset by price pressures primarily in the International and Publishing and Retail Services segments, unfavorable mix and lower volume in the Publishing and Retail Services segment and a shift in timing of a customer’s annual project.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$71.2	$65.6	$5.6	8.5%
Investment and other (income) expense-net	2.0	(0.3)	2.3	nm

Net interest expense increased by $5.6 million for the three months ended September 30, 2014 versus the same period in 2013, primarily due to an increase in debt, including higher average credit facility borrowings and lower interest income.

Net investment and other (income) expense for the three months ended September 30, 2014 and 2013 was expense of $2.0 million and income of $0.3 million, respectively.  For the three months ended September 30, 2014, the Company recorded a loss on the bankruptcy liquidation of RRDA of $16.4 million and a $1.0 million reduction to the previously recorded Esselte bargain purchase gain, partially offset by a gain on the sale of Journalism Online of $11.2 million and a gain of $3.0 million resulting from the sale of the Company’s shares of a previously impaired equity investment.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$100.5	$23.0	$77.5	337.0%
Income tax expense	35.7	5.0	30.7	614.0%
Effective income tax rate	35.5%	21.7%

The effective income tax rate for the three months ended September 30, 2014 was 35.5% compared to 21.7% in the same period in 2013. The income tax rate for the period ended September 30, 2013 reflected the recognition of previously unrecognized tax benefits related to certain state tax matters.

Income attributable to noncontrolling interests was $2.6 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively.  The decrease in income attributable to noncontrolling interests is primarily due to a decrease in Venezuela’s earnings, caused partially by wage and other cost inflation.

Net earnings attributable to RR Donnelley common shareholders for the three months ended September 30, 2014 was $62.2 million, or $0.31 per diluted share, compared to $14.7 million, or $0.08 per diluted share, for the three months ended September 30, 2013. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 17.7 million, primarily as a result of shares issued in conjunction with the Consolidated Graphics and Esselte acquisitions.

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

Publishing and Retail Services

	Three Months Ended
	September 30,
	2014	2013
	(in millions, except percentages)
Net sales	$681.0	$715.0
Income from operations	34.1	34.3
Operating margin	5.0%	4.8%
Restructuring, impairment and other charges - net	7.8	22.8

	Net Sales for the Three Months
	Ended September 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$400.4	$423.8	$(23.4)	(5.5%)
Books	243.3	250.4	(7.1)	(2.8%)
Directories	37.3	40.8	(3.5)	(8.6%)
Total Publishing and Retail Services	$681.0	$715.0	$(34.0)	(4.8%)

Net sales for the Publishing and Retail Services segment for the three months ended September 30, 2014 were $681.0 million, a decrease of $34.0 million, or 4.8%, compared to the three months ended September 30, 2013. Net sales decreased due to lower volume in magazines, catalogs, retail inserts and educational books and price pressures primarily in catalogs and magazines. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to lower volume across all product lines, price pressures, primarily in catalogs and magazines, and lower pass-through paper sales.
•

Books: Sales decreased as a result of reduced volume and unfavorable mix in educational books primarily as a result of a shift in product types funded by states for educational materials, partially offset by increased volume in consumer books.

•	Directories: Sales decreased as a result of lower pass-through paper sales, price pressures and lower volume due to electronic substitution.

Publishing and Retail Services segment income from operations decreased slightly by $0.2 million for the three months ended September 30, 2014 due to unfavorable mix and volume declines in magazines, catalogs, retail inserts, a decline in vendor rebates, price pressures and lower volume in educational books, partially offset by lower restructuring, impairment and other charges, cost control initiatives and lower depreciation and amortization expense. Operating margins increased from 4.8% for the three months ended September 30, 2013 to 5.0% for the three months ended September 30, 2014.  Lower restructuring, impairment and other charges increased operating margins 2.1 percentage points.  The remaining decline in operating margins reflected unfavorable mix and volume declines in magazines, catalogs, retail inserts, a decline in vendor rebates and price pressures, partially offset by cost control initiatives and lower depreciation and amortization expense.

Variable Print

	Three Months Ended
	September 30,
	2014	2013
	(in millions, except percentages)
Net sales	$988.1	$643.8
Income from operations	68.8	46.8
Operating margin	7.0%	7.3%
Restructuring, impairment and other charges - net	8.3	3.4

	Net Sales for the Three Months
	Ended September 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$426.9	$179.6	$247.3	137.7%
Direct mail	160.5	138.4	22.1	16.0%
Office products	142.3	61.4	80.9	131.8%
Labels	112.0	109.4	2.6	2.4%
Statement printing	89.9	91.8	(1.9)	(2.1%)
Forms	56.5	63.2	(6.7)	(10.6%)
Total Variable Print	$988.1	$643.8	$344.3	53.5%

Net sales for the Variable Print segment for the three months ended September 30, 2014 were $988.1 million, an increase of $344.3 million, or 53.5%, compared to 2013, including a $1.1 million, or 0.1% decrease due to changes in foreign exchange rates. Net sales increased primarily due to the acquisitions of Consolidated Graphics and Esselte and higher volume in direct mail and in-store marketing materials, partially offset by price pressures and lower volume in forms and statement printing. An analysis of net sales by reporting unit follows:

•

Commercial and digital print: Sales increased due to the acquisition of Consolidated Graphics in addition to higher volume in in-store marketing materials, partially offset by lower print and fulfillment volume and price pressures.

•	Direct mail: Sales increased as a result of the acquisition of Consolidated Graphics, higher volume and an increase in pass-through postage sales.
•	Office products: Sales increased due to the acquisition of Esselte as well as higher binder products volume.
•	Labels: Sales increased due to higher volume, partially offset by price pressures.

•	Statement printing: Sales decreased as a result of lower volume from existing customers and price pressures, partially offset by higher pass-through postage sales.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations increased $22.0 million for the three months ended September 30, 2014 mainly due to the acquisitions of Consolidated Graphics and Esselte, partially offset by price pressures and lower volume in forms and statement printing. Operating margins decreased from 7.3% for the three months ended September 30, 2013 to 7.0% for the three months ended September 30, 2014 primarily due to price declines and higher restructuring, impairment and other charges, partially offset by cost control initiatives.

Strategic Services

	Three Months Ended
	September 30,
	2014	2013
	(in millions, except percentages)
Net sales	$630.7	$581.7
Income from operations	56.5	43.0
Operating margin	9.0%	7.4%
Restructuring, impairment and other charges - net	1.2	6.9

	Net Sales for the Three Months
	Ended September 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Logistics	$300.5	$270.3	$30.2	11.2%
Financial	229.0	221.4	7.6	3.4%
Digital and creative solutions	51.9	47.5	4.4	9.3%
Sourcing	49.3	42.5	6.8	16.0%
Total Strategic Services	$630.7	$581.7	$49.0	8.4%

Net sales for the Strategic Services segment for the three months ended September 30, 2014 were $630.7 million, an increase of $49.0 million, or 8.4%, compared to the three months ended September 30, 2013, including a $0.2 million increase due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics, the sourcing of commercial print products and higher investment management products volume, partially offset by a decline in compliance volume in financial. An analysis of net sales by reporting unit follows:

•	Logistics: Sales increased primarily due to higher volume in freight brokerage and international mail services, partially offset by lower pass-through postage sales.
•	Financial: Sales increased due to higher investment management products volume and translation services, partially offset by lower compliance volume.
•	Digital and creative solutions: Sales increased primarily due to royalties for the licensing of intellectual property.
•	Sourcing: Sales increased due to higher print-management volume, primarily in commercial print products.

Strategic Services segment income from operations increased $13.5 million for the three months ended September 30, 2014 due to lower restructuring, impairment and other charges, royalties for the licensing of intellectual property and increased volume in logistics, partially offset by higher costs of transportation. Operating margins increased from 7.4% to 9.0%, of which 1.0 percentage points were due to lower restructuring, impairment, and other charges. The remaining increase in operating margins reflected royalties for the licensing of intellectual property, partially offset by increases in costs of transportation.

International

	Three Months Ended
	September 30,
	2014	2013
	(in millions, except percentages)
Net sales	$658.0	$674.4
Income from operations	24.7	42.3
Operating margin	3.8%	6.3%
Restructuring, impairment and other charges - net	1.9	4.8

	Net Sales for the Three Months
	Ended September 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Asia	$205.8	$190.3	$15.5	8.1%
Business process outsourcing	116.1	115.8	0.3	0.3%
Latin America	101.4	136.9	(35.5)	(25.9%)
Europe	94.6	95.6	(1.0)	(1.0%)
Global Turnkey Solutions	86.2	80.1	6.1	7.6%
Canada	53.9	55.7	(1.8)	(3.2%)
Total International	$658.0	$674.4	$(16.4)	(2.4%)

Net sales in the International segment for the three months ended September 30, 2014 were $658.0 million, a decrease of $16.4 million, or 2.4%, compared to the same period in 2013, including a $0.7 million or 0.1% increase due to changes in foreign exchange rates. The net sales decrease was due to lower volume in Latin America partially due to a shift in timing of a customer’s annual project from the third quarter in 2013 to the fourth quarter in 2014, the bankruptcy liquidation of RRDA in the third quarter of 2014, price pressures in Asia, the sale of GRES in the first quarter of 2014 and the sale of MRM France during the fourth quarter of 2013. These decreases were partially offset by higher volume within Asia and Global Turnkey Solutions. An analysis of net sales by reporting unit follows:

•	Asia: Sales increased due to higher volume in packaging products, labels and book exports, partially offset by price pressures.
•

Business process outsourcing: Sales increased slightly due to changes in foreign exchange rates and an increase in outsourcing services volume, partially offset by the sale of GRES in the first quarter of 2014 and the sale of MRM France during the fourth quarter of 2013.

•

Latin America: Sales decreased due to lower volume partially due to a shift in timing of a customer’s annual project from the third quarter in 2013 to the fourth quarter in 2014 and the bankruptcy liquidation of RRDA.

•

Europe: Sales decreased due to lower volume in directories, retail inserts and magazines and price pressures, partially offset by the acquisition of Consolidated Graphics and higher pass-through paper sales.

•	Global Turnkey Solutions: Sales increased due to higher volume in part due to a new customer, partially offset by price pressures.
•	Canada: Sales decreased due to changes in foreign exchange rates, partially offset by higher statement printing and commercial volume.

International segment income from operations decreased $17.6 million due to price pressures, a shift in timing of a customer’s annual project in Latin America from the third quarter in 2013 to the fourth quarter in 2014 and wage inflation, primarily in Latin America and Asia, partially offset by higher volume in Asia, cost control initiatives and lower restructuring, impairment and other charges. Operating margins decreased from 6.3% for the three months ended September 30, 2013 to 3.8% for the three months ended September 30, 2014, reflecting price pressures in Asia, a shift in timing of a customer’s annual project in Latin America and the impact of wage inflation, partially offset by higher volume in Asia and cost control initiatives.

Corporate

	Three Months Ended
	September 30,
	2014	2013
	(in millions)
Operating expenses	$10.4	$31.8
Restructuring, impairment and other charges - net	0.7	0.2
Acquisition-related expenses	—	1.1

Corporate operating expenses in the three months ended September 30, 2014 were $10.4 million, a decrease of $21.4 million compared to the same period in 2013. The decrease was driven by lower healthcare costs, higher pension and other postretirement benefits plan income and lower workers’ compensation expense, partially offset by higher long-term compensation expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

The following table shows the results of operations for the nine months ended September 30, 2014 and 2013, which includes the results of acquired businesses from the relevant acquisition dates:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Products net sales	$7,147.1	$6,443.0	$704.1	10.9%
Services net sales	1,387.0	1,282.0	105.0	8.2%
Total net sales	8,534.1	7,725.0	809.1	10.5%
Products cost of sales (exclusive of depreciation and amortization)	5,570.8	5,019.7	551.1	11.0%
Services cost of sales (exclusive of depreciation and amortization)	1,080.3	978.4	101.9	10.4%
Total cost of sales	6,651.1	5,998.1	653.0	10.9%
Products gross profit	1,576.3	1,423.3	153.0	10.7%
Services gross profit	306.7	303.6	3.1	1.0%
Total gross profit	1,883.0	1,726.9	156.1	9.0%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	990.2	867.8	122.4	14.1%
Restructuring, impairment and other charges - net	87.9	80.6	7.3	9.1%
Depreciation and amortization	357.0	330.9	26.1	7.9%
Income from operations	$447.9	$447.6	$0.3	0.1%

Consolidated

Net sales of products for the nine months ended September 30, 2014 increased $704.1 million, or 10.9%, to $7,147.1 million versus the same period in 2013, including a $16.2 million, or 0.3%, decrease due to changes in foreign exchange rates. Net sales of products increased due to the acquisitions of Consolidated Graphics and Esselte and increased volume in the International segment, partially offset by lower volume in the Publishing and Retail Services segment and price pressures in the Publishing and Retail Services, International and Variable Print segments.

Net sales from services for the nine months ended September 30, 2014 increased $105.0 million, or 8.2%, to $1,387.0 million versus the same period in 2013, including a $5.7 million, or 0.4%, increase due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in the Strategic Services segment, driven by the logistics and financial reporting units. These increases were partially offset by the disposition of GRES in the first quarter of 2014.

Products gross profit increased $153.0 million to $1,576.3 million for the nine months ended September 30, 2014 versus the same period in 2013 due to the acquisitions of Consolidated Graphics and Esselte, cost control initiatives and increased volume in the International segment, partially offset by price pressures in the International, Publishing and Retail Services and Variable Print segments and wage and other inflation in the International segment. Products gross margin remained constant at 22.1% reflecting price pressures, wage inflation in the International segment and the impact of inventory purchase accounting adjustments, offset by cost control initiatives.

Services gross profit increased $3.1 million to $306.7 million for the nine months ended September 30, 2014 versus the same period in 2013 due to higher volume in the Strategic Services segment driven by the logistics and financial reporting units.   These increases were partially offset by increased transportation costs. Services gross margin decreased from 23.7% to 22.1% due to increased transportation costs, partially offset by favorable mix in the Strategic Services segment.

Selling, general and administrative expenses increased $122.4 million to $990.2 million, and from 11.2% to 11.6% as a percentage of net sales, for the nine months ended September 30, 2014 versus the same period in 2013 reflecting increased costs as a result of the Consolidated Graphics and Esselte acquisitions, wage and other inflation in the International segment, higher acquisition-related expenses and the prior year reversal of an earnout from an acquisition, partially offset by an increase in pension and other postretirement benefits plan income.

For the nine months ended September 30, 2014, the Company recorded net restructuring, impairment and other charges of $87.9 million compared to $80.6 million in the same period in 2013. In 2014, these charges included $34.0 million of other charges as a result of its decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating. Additionally, the Company incurred $27.8 million of employee termination costs for 546 employees, of whom 518 were terminated as of September 30, 2014. These charges were the result of the integration of Consolidated Graphics, including the closure of seven Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. The Company also recorded lease termination and other restructuring charges of $16.0 million for the nine months ended September 30, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures and $10.1 million of impairment charges primarily related to buildings, machinery and equipment and trade names associated with facility closures for the nine months ended September 30, 2014.

Net restructuring, impairment and other charges for the nine months ended September 30, 2013 included $34.0 million of employee termination costs for 1,276 employees, substantially all of whom were terminated as of September 30, 2014. These charges were primarily the result of the closing of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $26.2 million for the nine months ended September 30, 2013, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. For the nine months ended September 30, 2013, the Company also recorded $15.7 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closures and $4.7 million of other charges for estimated obligations related to the decision to partially withdraw from certain multi-employer pension plans.

Depreciation and amortization increased $26.1 million to $357.0 million for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to the acquisitions of Consolidated Graphics and Esselte, partially offset by the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $58.7 million and $48.4 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the nine months ended September 30, 2014 and 2013, respectively.

Income from operations for the nine months ended September 30, 2014 was $447.9 million, an increase of $0.3 million, or 0.1%, compared to the nine months ended September 30, 2013. The increase was due to the acquisitions of Consolidated Graphics and Esselte, cost control initiatives, increased volume in the Strategic Services and International segments, higher pension and other postretirement benefits plan income and lower healthcare costs, partially offset by price pressures in the International, Publishing and Retail Services and Variable Print segments and wage and other inflation in the International segment.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$213.0	$193.9	$19.1	9.9%
Investment and other expense-net	8.9	9.2	(0.3)	(3.3%)
Loss on debt extinguishment	77.1	81.9	(4.8)	(5.9%)

Net interest expense increased by $19.1 million for the nine months ended September 30, 2014 versus the same period in 2013, primarily due to an increase in debt, including higher average credit facility borrowings, and lower interest income.

Net investment and other expense for the nine months ended September 30, 2014 and 2013 was $8.9 million and $9.2 million, respectively. The loss related to the Venezuelan currency remeasurement, net of foreign exchange gains, for the nine months ended September 30, 2014, of $18.0 million and the loss on the bankruptcy liquidation of RRDA of $16.4 million were partially offset by a gain on the sale of Journalism Online of $11.2 million, a $9.5 million bargain purchase gain related to the Esselte acquisition and a gain of $3.0 million resulting from the sale of the Company’s shares of a previously impaired equity investment. For the nine months ended September 30, 2013, the Company recorded $5.5 million of impairment losses on equity investments and a $3.2 million loss related to the devaluation of the Venezuelan currency.

Loss on debt extinguishment, related to the premiums paid, unamortized debt issuance costs and other expenses for the nine months ended September 30, 2014, was $77.1 million due to the repurchase of $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. Loss on debt extinguishment for the nine months ended September 30, 2013 was $81.9 million related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $273.5 million of the 6.125% senior notes due January 15, 2017, $250.0 million of the 7.25% senior notes due May 15, 2018, $130.2 million of the 8.60% senior notes due August 15, 2016 and $100.0 million of the 5.50% senior notes due May 15, 2015.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$148.9	$162.6	$(13.7)	(8.4%)
Income tax expense	51.7	52.8	(1.1)	(2.1%)
Effective income tax rate	34.7%	32.5%

The effective income tax rate for the nine months ended September 30, 2014 was 34.7% compared to 32.5% in the same period in 2013. The tax rate in 2013 reflected the recognition of previously unrecognized tax benefits related to certain state tax matters.

Income (loss) attributable to noncontrolling interests was a loss of $0.7 million for the nine months ended September 30, 2014 and income of $2.6 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, the Venezuelan currency remeasurement, net of foreign exchange gains, resulted in losses attributable to noncontrolling interests of $6.0 million and $1.0 million, respectively. The impacts of the remeasurements were partially offset for the nine months ended September 30, 2014 and 2013 by increases in the Company’s operating earnings in Venezuela.

Net earnings attributable to RR Donnelley common shareholders for the nine months ended September 30, 2014 was $97.9 million, or $0.49 per diluted share, compared to $107.2 million, or $0.58 per diluted share, for the nine months ended September 30, 2013. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 16.1 million as a result of shares issued in conjunction with the Consolidated Graphics and Esselte acquisitions.

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

Publishing and Retail Services

	Nine Months Ended
	September 30,
	2014	2013
	(in millions, except percentages)
Net sales	$1,949.6	$2,028.7
Income from operations	71.8	93.8
Operating margin	3.7%	4.6%
Restructuring, impairment and other charges - net	31.9	38.6

	Net Sales for the Nine Months
	Ended September 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,191.4	$1,235.9	$(44.5)	(3.6%)
Books	649.2	662.9	(13.7)	(2.1%)
Directories	109.0	129.9	(20.9)	(16.1%)
Total Publishing and Retail Services	$1,949.6	$2,028.7	$(79.1)	(3.9%)

Net sales for the Publishing and Retail Services segment for the nine months ended September 30, 2014 were $1,949.6 million, a decrease of $79.1 million, or 3.9%, compared to 2013. Net sales decreased due to lower volume in educational books, magazines, catalogs and retail inserts and directories, price pressures in magazines, catalogs and retail inserts and decreases in pass-through paper sales, partially offset by higher volume in consumer books. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to price pressures, primarily in catalogs and magazines, reduced volume and a decrease in pass-through paper sales.
•

Books: Sales decreased as a result of reduced volume and unfavorable mix in educational books primarily as a result of a shift in product types funded by states for educational materials, partially offset by increased volume and favorable mix in consumer books.

•	Directories: Sales decreased primarily as a result of lower volume as a result of electronic substitution, a decline in pass-through paper sales and price pressures.

Publishing and Retail Services segment income from operations decreased $22.0 million for the nine months ended September 30, 2014 due to price pressures and volume declines in educational books,  magazines, catalogs and retail inserts and directories. These decreases were partially offset by lower depreciation and amortization expense and restructuring, impairment and other charges and cost control initiatives. Operating margins decreased from 4.6% for the nine months ended September 30, 2013 to 3.7% for the nine months ended September 30, 2014 due to price pressures and volume declines in educational books, catalogs and magazines, partially offset by lower depreciation and amortization expense and restructuring, impairment and other charges and cost savings from restructuring activities.

Variable Print

	Nine Months Ended
	September 30,
	2014	2013
	(in millions, except percentages)
Net sales	$2,737.6	$1,918.4
Income from operations	158.2	142.7
Operating margin	5.8%	7.4%
Purchase accounting inventory adjustments	14.3	—
Restructuring, impairment and other charges - net	35.1	12.8
Acquisition-related expenses	0.1	—

	Net Sales for the Nine Months
	Ended September 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$1,159.4	$534.4	$625.0	117.0%
Direct mail	435.3	395.6	39.7	10.0%
Office products	355.4	182.9	172.5	94.3%
Labels	322.9	319.5	3.4	1.1%
Statement printing	290.3	297.7	(7.4)	(2.5%)
Forms	174.3	188.3	(14.0)	(7.4%)
Total Variable Print	$2,737.6	$1,918.4	$819.2	42.7%

Net sales for the Variable Print segment for the nine months ended September 30, 2014 were $2,737.6 million, an increase of $819.2 million, or 42.7%, compared to 2013, including a $3.4 million, or 0.1% decrease due to changes in foreign exchange rates. Net sales increased due to the acquisitions of Consolidated Graphics and Esselte and higher volume in direct mail, in-store marketing materials and office products, partially offset by price pressures and lower volume in statement printing and forms. An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales increased due to the acquisition of Consolidated Graphics and higher volume of in-store marketing materials, partially offset by price pressures.
•	Direct mail: Sales increased due to the acquisition of Consolidated Graphics and higher volume, partially offset by price declines.
•	Office products: Sales increased due to the acquisition of Esselte and higher note-taking and binder products volume.
•	Labels: Sales increased slightly due to higher volume, partially offset by price pressures.
•	Statement printing: Sales decreased as a result of lower volume from existing customers and price pressures, partially offset by higher pass-through postage sales.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations increased $15.5 million for the nine months ended September 30, 2014 mainly due to higher volume resulting from the acquisitions of Consolidated Graphics and Esselte and cost control initiatives, partially offset by higher restructuring, impairment and other charges, $14.3 million of charges resulting from purchase accounting inventory adjustments from the Consolidated Graphics and Esselte acquisitions and price pressures. Operating margins decreased from 7.4% for the nine months ended September 30, 2013 to 5.8% for the nine months ended September 30, 2014, of which 1.2 percentage points were due to higher restructuring, impairment and other charges and 0.7 percentage points were due to the purchase accounting inventory adjustments.  These decreases were partially offset by higher volume and cost control initiatives.

Strategic Services

	Nine Months Ended
	September 30,
	2014	2013
	(in millions, except percentages)
Net sales	$1,937.9	$1,834.4
Income from operations	193.0	182.1
Operating margin	10.0%	9.9%
Restructuring, impairment and other charges - net	9.0	11.6

	Net Sales for the Nine Months
	Ended September 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Logistics	$876.4	$795.0	$81.4	10.2%
Financial	779.8	779.6	0.2	-
Sourcing	143.7	124.5	19.2	15.4%
Digital and creative solutions	138.0	135.3	2.7	2.0%
Total Strategic Services	$1,937.9	$1,834.4	$103.5	5.6%
Net sales for the Strategic Services segment for the nine months ended September 30, 2014 were $1,937.9 million, an increase of $103.5 million, or 5.6%, compared to the nine months ended September 30, 2013, including a $0.4 million increase due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics, an increase in capital markets transactions activity in financial and higher volume in commercial print sourcing products and translation services in financial, partially offset by a decline in compliance and investment management products volume in financial. An analysis of net sales by reporting unit follows:

•

Logistics: Sales increased primarily due to higher volume in freight brokerage services, international mail services, co-mail services and print logistics, partially offset by lower volume in expedited mail services.

•	Financial: Sales increased slightly due to an increase in capital markets transactions activity and translation services, largely offset by lower compliance and investment management products volume.

•	Sourcing: Sales increased due to higher print-management volume in commercial print, forms and labels.
•	Digital and creative solutions: Sales increased due to higher prepress services volume, partially offset by lower volume in creative services.

Strategic Services segment income from operations increased $10.9 million for the nine months ended September 30, 2014 due to higher volume in logistics and increased volume in capital markets transactions activity, partially offset by higher costs of transportation, the prior year reversal of an earnout from an acquisition and higher depreciation and amortization expense. Operating margins increased slightly from 9.9% to 10.0% due to a favorable mix in logistics, partially offset by an increase in transportation costs and the prior year reversal of an earnout from an acquisition.

International

	Nine Months Ended
	September 30,
	2014	2013
	(in millions, except percentages)
Net sales	$1,909.0	$1,943.5
Income from operations	79.6	99.5
Operating margin	4.2%	5.1%
Restructuring, impairment and other charges - net	7.5	12.4
Acquisition-related expenses	0.4	—

	Net Sales for the Nine Months
	Ended September 30,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Asia	$556.2	$531.2	$25.0	4.7%
Business process outsourcing	352.3	372.1	(19.8)	(5.3%)
Latin America	315.4	358.3	(42.9)	(12.0%)
Europe	279.3	273.5	5.8	2.1%
Global Turnkey Solutions	238.9	231.5	7.4	3.2%
Canada	166.9	176.9	(10.0)	(5.7%)
Total International	$1,909.0	$1,943.5	$(34.5)	(1.8%)

Net sales in the International segment for the nine months ended September 30, 2014 were $1,909.0 million, a decrease of $34.5 million, or 1.8%, compared to the same period in 2013, including a $7.5 million, or 0.4%, decrease due to changes in foreign exchange rates. The net sales decrease was due to price pressures in Asia, lower volume in Latin America partially due to a shift in timing of a customer’s annual project from the third quarter in 2013 to the fourth quarter in 2014, lower pass-through print management volume in business process outsourcing, the sale of MRM France during the fourth quarter of 2013 and the sale of GRES in the first quarter of 2014. These decreases were partially offset by increased labels, packaging products and book export volume in Asia, price increases driven by inflation in Latin America, higher volume in Global Turnkey Services and higher pass-through paper sales in Europe. An analysis of net sales by reporting unit follows:

•	Asia: Sales increased due to higher volume in labels, packaging products and book exports, partially offset by price pressures.
•

Business process outsourcing: Sales decreased due to a decrease in pass-through print management volume in part due to customer losses, the sale of MRM France during the fourth quarter of 2013, the sale of GRES in the first quarter of 2014 and price pressures, partially offset by changes in foreign exchanges rates.

•

Latin America: Sales decreased due to changes in foreign exchange rates across the region and lower volume partially due to a shift in timing of a customer’s annual project from the third quarter in 2013 to the fourth quarter in 2014, partially offset by price increases driven by inflation.

•

Europe: Sales increased due to changes in foreign exchange rates and an increase in pass-through paper sales, partially offset by lower volume in retail inserts, magazines, print and packaging and directories volume and price pressures.

•	Global Turnkey Solutions: Sales increased due to higher volume in part due to a new customer, partially offset by price pressures.
•	Canada: Sales decreased due to changes in foreign exchange rates and lower commercial print and statement printing volume, partially offset by higher labels volume.

International segment income from operations decreased $19.9 million primarily due to price pressures primarily in Asia, wage inflation in Latin America and Asia, changes in foreign exchange rates and a shift in timing of a customer’s annual project from the third quarter in 2013 to the fourth quarter in 2014, partially offset by higher volume in Asia and lower restructuring, impairment and other charges. Operating margins decreased from 5.1% to 4.2% due to price pressures and wage inflation in Latin America and Asia, mostly offset by higher volume in Asia and lower restructuring, impairment and other charges.

Corporate

	Nine Months Ended
	September 30,
	2014	2013
	(in millions)
Operating expenses	$54.7	$70.5
Restructuring, impairment and other charges - net	4.4	5.2
Acquisition-related expenses	7.7	2.2

Corporate operating expenses in the nine months ended September 30, 2014 were $54.7 million, a decrease of $15.8 million compared to the same period in 2013. The decrease was driven by higher pension and other postretirement benefits plan income and lower healthcare costs, partially offset by higher bad debt expense, long-term compensation expense and acquisition-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Credit Agreement, which was amended effective September 9, 2014 to increase the aggregate revolving commitments of the lenders from $1.15 billion to $1.5 billion and to extend the expiration date from October 15, 2017 to September 9, 2019, are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, distributions to shareholders that may be approved by the Board of Directors, acquisitions, capital expenditures as necessary to support productivity improvement and growth and completion of restructuring programs.

The following describes the Company’s cash flows for the nine months ended September 30, 2014 and 2013.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $253.9 million for the nine months ended September 30, 2014, compared to $307.1 million for the same period in 2013. The decrease in net cash provided by operating activities reflected higher inventory levels, the timing of supplier payments and cash collections, higher pension and other postretirement contributions and higher payments related to interest and incentive compensation.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $540.8 million compared to $126.1 million for the nine months ended September 30, 2013. Net cash used for the acquisitions of Consolidated Graphics, Esselte and MultiCorpora was $380.4 million during the nine months ended September 30, 2014. Capital expenditures were $164.5 million during the first nine months of 2014, an increase of $24.9 million as compared to the same period of 2013, primarily due to the acquisition of Consolidated Graphics. The Company expects that capital expenditures for 2014 will be approximately $225 million to $250 million, compared to $216.6 million in 2013.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014 was $446.7 million compared to $140.9 million in the same period in 2013. Cash on hand and borrowings under the Credit Agreement were used to pay $258.2 million of the 4.95% senior notes that matured during the second quarter. Additionally, during the nine months ended September 30, 2014, the Company received proceeds of $400.0 million from the issuance of 6.00% senior notes due April 1, 2024, which were used to repurchase $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. The Company also repaid $118.3 million of debt and interest assumed from the Consolidated Graphics acquisition during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company received proceeds of $847.8 million from the issuance of 7.875% senior notes due March 15, 2021 and 7.00% senior notes due February 15, 2022, which were used to repurchase $273.5 million of the 6.125% senior notes due January 15, 2017, $250.0 million of the 7.25% senior notes due May 15, 2018, $130.2 million of the 8.60% senior notes due August 15, 2016 and $100.0 million of the 5.50% senior notes due May 15, 2015 and to reduce borrowing under the Credit Agreement.

LIQUIDITY

Cash and cash equivalents of $269.2 million as of September 30, 2014 included $40.1 million in the U.S. and $229.1 million at international locations. In the fourth quarter of 2014, the Company’s foreign subsidiaries are expected to make intercompany payments to the U.S. of approximately $40 million from foreign cash balances available at September 30, 2014. In aggregate, approximately $240 million in payments are expected to be made in 2014 and in future years in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $5.4 million as of September 30, 2014 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $269.2 million at September 30, 2014 were $50.6 million of short-term investments. These investments consist of short-term deposits and money market funds that are held at institutions with sound credit ratings and are expected to be highly liquid.

The Company’s debt maturities as of September 30, 2014 are shown in the following table:

	Debt Maturity Schedule
	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Senior notes, debentures and borrowings under the Credit Agreement (a)	$3,762.4	$130.0	$200.0	$219.8	$251.5	$250.0	$2,711.1
Capital lease obligations	2.1	0.1	1.1	0.8	0.1	—	—
Miscellaneous debt obligations	2.6	2.6	—	—	—	—	—
Total	$3,767.1	$132.7	$201.1	$220.6	$251.6	$250.0	$2,711.1
(a)

Excludes a discount of $3.8 million and an adjustment for fair value hedges of $2.5 million related to the Company’s 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

The Company has a senior secured revolving Credit Agreement which was amended effective September 9, 2014 to increase the aggregate revolving commitments of the lenders from $1.15 billion to $1.5 billion and to extend the expiration date from October 15, 2017 to September 9, 2019.  Additionally, in order to provide greater flexibility due to the increased size of the Company as a result of the acquisitions of Consolidated Graphics and Esselte, certain terms of the Credit Agreement were amended effective April 11, 2014 (see Exhibits 4.7 and 4.8 for the amendments).

On April 1, 2014, cash on hand and borrowings under the Credit Agreement were used to pay the $258.2 million 4.95% senior notes that matured on April 1, 2014. In conjunction with the debt maturity, the related interest rate swaps with a notional amount of $258.0 million also matured.

Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company pays facility commitment fees which fluctuate dependent on the Credit Agreement’s credit ratings. The Credit Agreement is used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by its material and certain other domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets, equipment and mortgages of certain domestic real property of the Company.

The Credit Agreement is subject to a number of covenants, including a minimum interest coverage ratio and a maximum leverage ratio, as defined and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets.

There were $130.0 million in borrowings under the Credit Agreement as of September 30, 2014. Based on the Company’s results of operations for the twelve months ended September 30, 2014 and existing debt, the Company would have had the ability to utilize an additional $1.2 billion of the $1.5 billion Credit Agreement and not have been in violation of the terms of the Credit Agreement.

The current availability as of September 30, 2014 under the Credit Agreement is shown in the table below:

September 30, 2014
Availability	(in millions)
Committed Credit Agreement	$1,500.0
Availability reduction from covenants	178.2
$1,321.8
Usage
Borrowings under the Credit Agreement	130.0
Impact on availability related to outstanding letters of credit	—
130.0

Current availability at September 30, 2014	$1,191.8

The Company was in compliance with its debt covenants as of September 30, 2014, and expects to remain in compliance based on management’s estimates of operating and financial results for 2014 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of September 30, 2014, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by seventeen U.S. and international financial institutions.

As of September 30, 2014, the Company had $106.1 million in outstanding letters of credit and bank guarantees, of which $57.6 million were issued under the Credit Agreement. As of September 30, 2014, the Company also had $190.7 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). As of September 30, 2014, letters of credit, guarantees and bank acceptance drafts of $77.9 million were issued, and reduced availability, under the Company’s Other Facilities. Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $132.6 million as of September 30, 2014.

The Company’s Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Service (“Moody’s”) credit ratings as of September 30, 2014 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	BB-, stable outlook	Ba2, negative outlook
Senior unsecured debt	BB-	Ba3
Credit Agreement	BB+	Baa2

As a result of previous downgrades by Moody’s and S&P, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was 12.75% as of September 30, 2014 and December 31, 2013. The applicable margin used in the calculation of interest on borrowings under the Credit Agreement and rate for the related facility commitment fees fluctuate dependent on the Credit Agreement’s credit ratings. The terms and conditions of future borrowings may also be impacted as a result of ratings downgrades.

Dividends

During the nine months ended September 30, 2014, the Company paid cash dividends of $151.1 million. On October 29, 2014, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on December 1, 2014 to RR Donnelley shareholders of record on November 14, 2014.

The April 11, 2014 amendment to the Credit Agreement increased the allowable annual dividend from $200.0 million to $225.0 million. Additional dividends continue to be allowed subject to certain conditions. The Company’s Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on the Company’s operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Acquisitions and Dispositions

During the nine months ended September 30, 2014, the Company paid $380.4 million of total cash purchase prices, net of cash acquired, to purchase Consolidated Graphics, Esselte and MultiCorpora. The Company financed the cash portion of these acquisitions with a combination of cash on hand, including net proceeds from the $350.0 million 6.50% senior note issuance on November 12, 2013, and borrowings under the Credit Agreement.

During the nine months ended September 30, 2014, the Company sold the assets and liabilities of Journalism Online, a provider of online subscription management services, for net proceeds of $10.7 million, of which $7.7 million was received as of September 30, 2014. The Company also sold the assets and liabilities of GRES, its commercial and residential real estate advisory services, for net proceeds of $2.3 million.

During the three months ended December 31, 2013, the Company sold the assets and liabilities of MRM France, resulting in cash incentive payments due to the purchaser of $18.8 million, of which $16.4 million was paid as of September 30, 2014 with the remaining balance to be paid by January 2016.

Debt Issuances

On March 20, 2014, the Company issued $400.0 million of 6.00% senior notes due April 1, 2024. Interest on the notes is payable semi-annually on April 1 and October 1, and commenced on October 1, 2014. The net proceeds from the offering along with borrowings under the Credit Agreement were used to repurchase $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020.

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

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At September 30, 2014, the Company was exposed to interest rate fluctuations on variable-interest borrowings of $322.6 million, including $190.0 million notional amount of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $132.6 million in borrowings under the Combined Facilities and other long-term debt. Including the effect of the fixed to floating interest rate swaps, approximately 90% of the Company’s outstanding term debt was comprised of fixed-rate debt as of September 30, 2014.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2014 and 2013 by approximately $103.9 million and $99.9 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of September 30, 2014 and December 31, 2013, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $349.1 million and $372.1 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains from these foreign exchange forward contracts were $20.3 million as of September 30, 2014.  Net unrealized losses from these foreign exchange forward contracts were $1.1 million at December 31, 2013. The Company does not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements and Part II, Item 1, Legal Proceedings.

New Accounting Pronouncements and Pending Accounting Standards

Accounting standards adopted during the nine months ended September 30, 2014 and pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 18, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

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

•	contingencies related to actual or alleged environmental contamination;
•	the retention of existing, and continued attraction of additional customers and key employees;
•	the effect of a material breach of security of any of the Company’s or its vendors’ systems;
•	the failure to properly use and protect customer information and data;
•	the failure to properly protect the Company’s and its employees’ information and data;
•	the effect of labor disruptions or shortages;
•	the effect of economic and political conditions on a regional, national or international basis;
•	the effect of economic weakness and constrained advertising;
•	uncertainty about future economic conditions;
•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in Eastern Europe, the Middle East or elsewhere;
•	the possibility of a regional or global health pandemic outbreak;
•	disruptions to the Company’s operations resulting from possible natural disasters, interruptions in utilities and similar events;
•	adverse outcomes of pending and threatened litigation; and
•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2014 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

The Company acquired Consolidated Graphics on January 31, 2014. Consolidated Graphics operated with a significantly different internal control environment than that of RR Donnelley. The Company’s evaluation of Consolidated Graphics’ internal controls over financial reporting and integration of Consolidated Graphics into the Company’s internal control structure is ongoing. Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2014 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1: Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases during the three months ended September 30, 2014.

Effective April 11, 2014, the Credit Agreement was amended, increasing the allowable annual dividend from $200.0 million to $225.0 million. Additional dividends continue to be allowed subject to certain conditions. See Exhibits 4.6, 4.7 and 4.8 for additional details.

Item 4: Mine Safety Disclosures

Not applicable

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit A to the Company’s Current Report on Form 8-K dated September 26, 2014, filed on September 26, 2014)

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

4.3

Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4

Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5

Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6

Credit Agreement dated October 15, 2012, among the Company, as the borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 15, 2012, filed on October 16, 2012)

4.7

Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Security Agreement dated April 11, 2014, among the Company, as the borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 11, 2014, filed on April 14, 2014)

4.8

Amendment No. 2 to the Credit Agreement dated September 9, 2014, among the Company, as the borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 9, 2014, filed on September 15, 2014)

10.1

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

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

Date: November 5, 2014