Form 10-K
period 2014-12-31
RR Donnelley & Sons Co
filed 2015-02-25
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-4694

R. R. DONNELLEY & SONS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 South Wacker Drive, Chicago, Illinois	60606
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code—(312) 326-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $1.25)	NASDAQ

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NASDAQ Stock Exchange—Composite Transactions) on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $3,364,349,044.

As of February 20, 2015, 199,811,821 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 21, 2015 are incorporated by reference into Part III of this Form 10-K.

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

Segment Descriptions

The Company’s segments and their product and service offerings are summarized below:

Publishing and Retail Services

The Publishing and Retail Services segment’s primary product offerings include magazines, catalogs, retail inserts, books, directories and packaging. The Publishing and Retail Services segment accounted for 22.7% of the Company’s consolidated net sales in 2014.

Variable Print

The Variable Print segment includes the Company’s U.S. short-run and transactional printing operations. This segment’s primary product offerings include commercial and digital print, direct mail, office products, labels, statement printing, forms and packaging. The Variable Print segment accounted for 32.5% of the Company’s consolidated net sales in 2014.

Strategic Services

The Strategic Services segment includes the Company’s logistics services, financial print products and related services, print management offerings and digital and creative solutions. The Strategic Services segment accounted for 22.5% of the Company’s consolidated net sales in 2014.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s primary product and service offerings include magazines, catalogs, retail inserts, books, directories, direct mail, packaging, forms, labels, manuals, statement printing, commercial and digital print, logistics services and digital and creative solutions. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia. The International segment accounted for 22.3% of the Company’s consolidated net sales in 2014.

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

Business Acquisitions and Dispositions

On February 5, 2015, the Company announced that it had entered into a definitive agreement to acquire Courier Corporation (“Courier”) for a total transaction value of approximately $261.0 million in cash and RR Donnelley shares, plus the assumption of Courier’s net debt and payout of outstanding equity awards.  Courier is a leader in digital printing, publishing and content management in the United States, specializing in educational, religious and trade books.  The completion of the transaction is subject to customary closing conditions, including regulatory approval and approval of Courier’s shareholders.

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

On January 31, 2014, the Company acquired Consolidated Graphics, Inc. (“Consolidated Graphics”), a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, with operations in North America, Europe and Asia. The purchase price for Consolidated Graphics was $359.9 million in cash and 16.0 million shares of RR Donnelley common stock, or a total transaction value of $660.6 million based on the Company’s closing share price on January 30, 2014, plus the assumption of Consolidated Graphics’ debt of $118.4 million. Immediately following the acquisition, the Company repaid substantially all of the debt assumed. Consolidated Graphics’ operations are included in the Variable Print segment, with the exception of operations in the Czech Republic and Japan which are included in the International segment.

2014 Dispositions

On August 15, 2014, the Company sold the assets and liabilities of Journalism Online, LLC (“Journalism Online”), a provider of online subscription management services, for net proceeds of $10.7 million, of which $9.5 million was received as of December 31, 2014, resulting in a gain of $11.2 million. The operations of the Journalism Online business were included in the Strategic Services segment.

On August 11, 2014, the Company’s subsidiary, RR Donnelley Argentina S.A. (“RRDA”), filed for bankruptcy liquidation in bankruptcy court in Argentina.  The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed.  As a result of the bankruptcy liquidation, the Company recorded a loss of $16.4 million for the year ended December 31, 2014. Effective as of the court’s approval, the operating results of RRDA are no longer included in the Company’s consolidated results of operations. The operations of RRDA were included in the International segment.

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services, for net proceeds of $1.8 million and a loss of $0.8 million. The operations of the GRES business were included in the International segment.

2013 Disposition

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France, for a loss of $17.9 million, which included cash incentive payments due to the purchaser of $18.8 million, of which $16.4 million was paid as of December 31, 2014 with the remaining balance to be paid by January 2016. The operations of the MRM France business were included in the International segment.

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

Competition and Strategy

Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, and advances in digital printing, print-on-demand and Internet technologies, continue to impact the market for the Company’s products and services. One of the Company’s competitive strengths is that it offers a wide array of communications products and services, including print, which provide differentiated solutions for its customers. The Company works with its customers to create, manage, deliver and optimize their multi-channel communications strategies. The Company has and will continue to develop and expand its creative and design, content management, digital and print production, supply chain management and distribution services to address its customers evolving needs while supporting the strategic objective of becoming a leading global provider of integrated communication services.

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite consolidation in recent years, the industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price in addition to quality and the ability to service the special needs of customers. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. Therefore, the Company believes it needs to continue to lower its cost structure and continue to differentiate its product and service offerings.

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

The acquisitions of Consolidated Graphics, Esselte and MultiCorpora support the Company’s strategic objective of generating profitable growth and improved cash flow and liquidity through targeted acquisitions. These acquisitions have enhanced the Company’s existing capabilities and ability to serve its customers and have provided cost savings through the combination of best practices, complementary products and manufacturing and distribution capabilities.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday volume in catalogs, retail inserts and books. Partially offsetting this pattern, demand for financial print and related services is typically stronger in the first half of the year due to annual compliance requirements. As a result of the acquisition of Consolidated Graphics, which provides significant campaign-related printed products, quarterly and annual results may also be impacted by U.S. election cycles. These typical seasonal patterns can be impacted by overall trends in the U.S. and world economy. The seasonal pattern in 2014 was in line with historical patterns.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during 2014, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. The Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs, which impact the Company’s ink suppliers, logistics operations and manufacturing costs. Crude oil and energy prices continue to be volatile. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. Decreases in fuel prices are also passed on to customers which negatively impacts sales. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. However, the Company enters into fixed price contracts for a portion of its natural gas purchases to mitigate the impact of changes in energy prices. The Company cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On January 27, 2013, the United States Postal Service (“USPS”) increased postage rates across all classes of mail by approximately 2.6%, on average. Under the 2006 Postal Accountability and Enhancement Act, it had been anticipated that postage would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). However, on December 24, 2013, the Postal Regulatory Commission (the “PRC”) approved the USPS Board of Governors’ request under the Exigency Provision in the applicable law for price increases of 4.3%. The exigent rate increase was implemented in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all significant mail categories, effective January 26, 2014. According to the PRC’s ruling, which is currently being appealed, the USPS must develop a plan to phase out the exigent rate increase once it has produced the revenue justified by the request. As of December 31, 2014, the USPS has not presented a plan for the required phase out. On January 15, 2015, the USPS filed for a CPI rate increase of 2.0%, which if approved by the PRC, will be effective April 26, 2015. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the USPS to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services has been negatively impacted by changes in postal rates. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. Mail delivery services through the USPS accounted for approximately 44% of the Company’s logistics revenues during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company experienced an increase in its costs of transportation, largely as a result of an industry-wide shortage of drivers resulting from regulations restricting the number of hours drivers can work and the severe winter weather in the first quarter. The Company’s ability to pass on these increased costs to its customers varies based on contractual arrangements. Industry practice should support the Company’s ability to pass on these cost increases when contractually allowed, but there is no assurance that market conditions will continue to enable the Company to successfully do so.

Customers

For each of the years ended December 31, 2014, 2013 and 2012, no customer accounted for 10% or more of the Company’s consolidated net sales.

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

Employees

As of December 31, 2014, the Company had approximately 68,000 employees.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in its forward-looking statements:

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;
•	successful execution of acquisitions and negotiation of future acquisitions;
•	the ability of the Company to integrate operations of acquisitions successfully and achieve enhanced earnings or effect cost savings;
•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	the ability to divest non-core businesses;
•	future growth rates in the Company’s core businesses;
•	competitive pressures in all markets in which the Company operates;
•	the Company’s ability to access debt and the capital markets and the ability of its counterparties to perform their contractual obligations under the Company’s lending and insurance agreements;
•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;

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

The Company’s access to future financing will depend on a variety of factors such as the general availability of credit, its credit ratings and credit capacity at the time it pursues such financing. The Company’s current Corporate credit ratings are below investment grade and, as a result, the Company’s borrowing costs may further increase or ability to borrow may be limited. The Company’s obligations under its current $1.5 billion senior secured revolving credit facility (the “Credit Agreement”) which expires September 9, 2019, are guaranteed by material and certain other domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company. The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments, dispose of certain assets and may also limit the use of proceeds. The Credit Agreement generally allows annual dividend payments of up to $225.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. If adequate capital is not available to the Company and its internal sources of liquidity prove to be insufficient, or if future financings require more restrictive covenants, such combination of events could adversely affect the Company’s ability to (i) acquire new businesses or enter new markets, (ii) service or refinance its existing debt, (iii) pay dividends on common stock, (iv) make necessary capital investments, and (v) make other expenditures necessary for the ongoing conduct of its business.

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

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. As experienced in prior years, declines in the market value of the securities held by the plans coupled with historically low interest rates have substantially reduced, and in the future could further reduce, the funded status of the plans. These reductions have increased the level of expected required pension and other postretirement benefits plan contributions in future years. Market conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which could partially mitigate or worsen the effects of lower asset returns. If adverse market conditions were to continue for an extended period of time, the Company’s costs and required cash contributions associated with pension and other postretirement benefits plans may substantially increase in future periods.

There are risks associated with operations outside the United States.

The Company has significant operations outside the United States. Revenues from the Company’s operations in geographic regions outside the United States accounted for approximately 23% of the Company’s consolidated net sales for the year ended December 31, 2014. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which the Company operates. The volatile economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which the Company has operations.

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

In general, demand for the Company’s products and services are highly correlated with general economic conditions. Declines in economic conditions in the U.S., or in other countries in which the Company operates, may adversely impact the Company’s consolidated financial results. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity may result in declines in prices for the Company’s products and services. The overall business climate may also be impacted by wars or acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for the Company’s products and services.

Changes in the rules and regulations to which customers are subject may impact demand for the Company’s products and services.

Many of the Company’s customers are subject to rules and regulations requiring certain printed or electronic communications governing the form of such communications and protecting the privacy of consumers. Changes in these regulations may impact customers’ business practices and could reduce demand for the Company’s printed products and related services. Changes in such regulations could eliminate the need for certain types of printed communications altogether or such changes may impact the quantity or format of printed communications.

Changes in postal rates, regulations and delivery structure may adversely impact demand for the Company’s products and services.

Postal costs are a significant component of many of the Company’s customers’ cost structures and postal rate changes can influence the number of pieces and types of mailings that the Company’s customers mail. On December 24, 2013, the PRC approved the USPS Board of Governors’ request for an exigent price increase of 4.3%. This exigent rate increase was implemented in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all mail categories, effective January 26, 2014. On January 15, 2015, the USPS filed for a CPI rate increase of 2.0%, which if approved by the PRC, will be effective April 26, 2015. In addition, the USPS has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery. The USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities and a possible suspension of Saturday service. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. If implemented, such changes could impact customers’ ability or willingness to communicate by mail. Declines in print volumes mailed would have an adverse effect on the Company’s business.

A failure to adapt to technological changes to address the changing demands of customers may adversely impact the Company’s business.

Many of the end markets in which customers of the Company compete are experiencing changes due to technological progress and changes in consumer preferences.  In order to grow and remain competitive, the Company will need to continue to adapt to future changes in technology, enhance the Company's existing offerings and introduce new offerings to address the changing demands of customers.  If the Company is unable to continue to exploit new and existing technologies to distinguish its products and services from those of its competitors or adapt to new distribution methods, the Company’s business may be adversely affected.

Technological developments and changing demands of customers may require additional investment in new equipment and technologies. The Company must monitor changes in its customers’ markets and develop new solutions to meet customers’ needs. The development of such solutions may be costly and there is no assurance that these solutions will be accepted by customers. If the Company is unable to adapt to technological changes on a timely basis or at an acceptable cost, customers’ demand for the Company’s products and services may be adversely affected.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.   PROPERTIES

The Company’s corporate office is located in leased office space in Chicago, Illinois. As of December 31, 2014, the Company leased or owned 355 U.S. facilities, some of which had multiple buildings and warehouses, and these U.S. facilities encompassed approximately 41.4 million square feet. The Company leased or owned 149 international facilities encompassing approximately 10.8 million square feet in Canada, Latin America, Europe and Asia. Of the Company’s U.S. and international facilities, approximately 30.5 million square feet of space was owned, while the remaining 21.7 million square feet of space was leased.

ITEM 3.   LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years
Thomas J. Quinlan, III 52, President and Chief Executive Officer	2004

Served as RR Donnelley’s President and Chief Executive Officer since April 2007. Prior to this, served as Group President, Global Services since October 2006 and Chief Financial Officer since April 2006. Prior to this, served as Executive Vice President, Operations since February 2004.

Suzanne S. Bettman 50, Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	2004

Served as RR Donnelley’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since January 2007. Served previously as Senior Vice President, General Counsel since March 2004.

Andrew B. Coxhead 46, Senior Vice President and Chief Accounting Officer	2007

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

Daniel L. Knotts 50, Chief Operating Officer	2007

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

Daniel N. Leib 48, Executive Vice President and Chief Financial Officer	2009

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

As of February 20, 2015, there were 7,138 stockholders of record of the Company’s common stock. Quarterly closing prices of the Company’s common stock, as reported on NASDAQ, and dividends paid per share during the years ended December 31, 2014 and 2013, are contained in the chart below:

			Closing Common Stock Prices
	Dividends Paid		2014		2013
	2014	2013	High	Low	High	Low
First Quarter	$0.26	$0.26	$20.38	$17.15	$12.05	$8.72
Second Quarter	0.26	0.26	18.30	15.10	14.07	10.98
Third Quarter	0.26	0.26	17.82	15.85	19.26	14.23
Fourth Quarter	0.26	0.26	17.70	15.02	20.60	15.74

The Credit Agreement generally allows annual dividend payments of up to $225.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. For more detail refer to the Credit Agreement and its amendments filed as exhibits to this Annual Report on Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no repurchases of equity securities during the three months ended December 31, 2014.

EQUITY COMPENSATION PLANS

For information regarding equity compensation plans, see Item 12 of Part III of this Annual Report on Form 10-K.

PEER PERFORMANCE TABLE

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested, and an initial investment of $100 on December 31, 2009. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

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

Comparison of Five-Year Cumulative Total Return Among RR Donnelley, S&P 500 Index and Peer Group*

	Base Period	Fiscal Years Ended December 31,
Company Name/Index	2009	2010	2011	2012	2013	2014
RR Donnelley	100	83.17	73.11	50.03	122.05	107.41
Standard & Poor's 500	100	115.06	117.49	136.30	180.44	205.14
Peer Group	100	109.00	113.73	138.67	215.33	241.52

Below are the specific companies included in the peer group.

*Peer Group Companies
A.H. Belo Corp.	McClatchy Co.
American Greetings(a)	McGraw-Hill Financial Inc.(c)
Consolidated Graphics Inc. (b)	Media General Inc.
Deluxe Corp.	Meredith Corp.
Scripps (E.W.) Co.	New York Times Co.
Gannett Co.	Scholastic Corp.
Graham Holdings Co.	John Wiley & Sons Co.
Journal Communications Inc.
(a)	American Greetings was included through August 9, 2013, when American Greetings went private.
(b)	Consolidated Graphics Inc. was included through January 31, 2014, when it was acquired by RR Donnelley.
(c)	Name change from the McGraw-Hill Companies

__________________

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per share data)

	2014	2013	2012	2011	2010
Net sales	$11,603.4	$10,480.3	$10,221.9	$10,611.0	$10,018.9
Net earnings (loss) attributable to RR Donnelley common shareholders	117.4	211.2	(651.4)	(122.6)	221.7
Net earnings (loss) attributable to RR Donnelley common shareholders per diluted share	0.59	1.15	(3.61)	(0.63)	1.06
Total assets	7,639.3	7,238.2	7,262.7	8,281.7	9,083.2
Long-term debt	3,429.1	3,587.0	3,420.2	3,416.8	3,398.6
Cash dividends per common share	1.04	1.04	1.04	1.04	1.04

Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2014: Pre-tax restructuring, impairment and other charges of $133.7 million ($97.0 million after-tax), $95.7 million pre-tax settlement charges ($58.4 million after-tax) on lump-sum pension settlement payments, $77.1 million pre-tax loss ($49.8 million after-tax) on the repurchases of $361.1 million of senior notes, $18.4 million pre-tax loss ($13.8 million after-tax) on the currency remeasurement in Venezuela, pre-tax loss of $16.4 million ($14.2 million after-tax) as a result of the bankruptcy liquidation of RRDA, a subsidiary of RR Donnelley, pre-tax charges of $14.3 million ($9.1 million after-tax) for inventory purchase accounting adjustments for Consolidated Graphics and Esselte, $10.4 million net pre-tax gain ($6.4 million after-tax) on the sale of Journalism Online and GRES, pre-tax gain of $9.5 million ($9.5 million after-tax) related to the acquisition of Esselte, $15.2 million tax benefit related to the decline in value of an entity within the Strategic Services segment, pre-tax charges of $8.6 million ($6.9 million after-tax) for acquisition related expenses, a pre-tax gain of $3.0 million ($1.9 million after-tax) from the sale of the Company’s shares of a previously impaired equity investment and a pre-tax loss of $1.3 million ($0.8 million after-tax) from the impairment of an equity investment;

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

•

For 2011: Pre-tax restructuring, impairment and other charges of $667.8 million ($532.8 million after-tax), $74.8 million recognition of income tax benefits due to the expiration of U.S. federal statutes of limitations for certain years, $69.9 million pre-tax loss ($44.1 million after-tax) on the repurchases of $427.8 million of senior notes, pre-tax gain on pension curtailment of $38.7 million ($24.3 million after-tax), $15.3 million of pre-tax expense ($9.7 million after-tax) for contingent compensation earned by the prior owners of an acquired business, $9.8 million pre-tax gain ($9.5 million after-tax) on the Helium investment and pre-tax charges of $2.2 million ($2.0 million after-tax) for acquisition-related expenses; and

•

For 2010: Pre-tax restructuring, impairment and other charges of $157.9 million ($130.0 million after-tax), pre-tax charges of $13.5 million ($11.8 million after-tax) for acquisition-related expenses, $8.9 million pre-tax loss ($8.1 million after-tax) on the currency devaluation in Venezuela, including an increase in loss attributable to noncontrolling interests of $3.6 million, and a pre-tax $1.1 million write-down ($0.7 million after-tax) of affordable housing investments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of RR Donnelley’s financial condition and results of operations should be read together with the consolidated financial statements and notes to those statements included in Item 15 of Part IV of this Annual Report on Form 10-K.

Business

For a description of the Company’s business, segments and product and service offerings, see Item 1, Business, of Part I of this Annual Report on Form 10-K.

The Company separately reports its net sales, related costs of sales and gross profit for its product and service offerings. The Company’s product offerings primarily consist of magazines, catalogs, retail inserts, commercial and digital print, books, financial print, statement printing, direct mail, labels, office products, packaging, forms, manuals and other related products procured through the Company’s print management offering and directories. The Company’s service offerings primarily consist of logistics, EDGAR-related and eXtensible Business Reporting Language (“XBRL”) financial services, certain business outsourcing services and digital and creative solutions.

Executive Overview

2014 OVERVIEW

Net sales increased by 10.7% in 2014 compared to 2013, including a $47.8 million, or 0.4%, decrease due to changes in foreign exchange rates. The net sales increase was primarily due to the acquisitions of Consolidated Graphics and Esselte. On a pro forma basis, the Company’s net sales decreased by approximately 0.5% (see Note 2, Acquisitions and Dispositions, to the Consolidated Financial Statements). The net sales decrease on a pro forma basis was primarily due to price pressures, volume declines in the Publishing and Retail Services segment, the impact of dispositions in the International segment and decreases in pass-through paper sales in the Publishing and Retail Services segment, partially offset by increased volume in the Strategic Services and International segments.

The Company made significant progress in the integration of Consolidated Graphics and Esselte during the year ended December 31, 2014. Restructuring actions to eliminate duplicate facilities and personnel have been implemented throughout the affected operations. Along with the Company’s continuing focus on productivity improvement, these actions are expected to result in significant cost savings. In addition, the Company has benefited from an enhanced ability to serve local print markets and broader product and service offerings as a result of these acquisitions.

Net cash provided by operating activities for the year ended December 31, 2014 was $722.7 million as compared to $694.8 million for the year ended December 31, 2013. The increase in net cash provided by operating activities reflected timing of supplier payments and cash collections, partially offset by an increase in pension and other postretirement benefits plan contributions and higher payments in 2014 related to 2013 incentive compensation.

In June 2014 the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity computed in accordance with statutory requirements, with payments beginning in the fourth quarter of 2014. A portion of the eligible participants elected to receive a lump-sum pension payment or annuity and as a result the Company’s pension assets and obligations were remeasured as of the payout dates. As of the remeasurement dates, the reductions in the reported pension obligations for these participants were $404.0 million, compared to payout amounts of approximately $317.7 million. Payout amounts were funded from pension plan assets. The Company recorded  non-cash settlement charges of $95.7 million included in selling, general and administrative expenses in the fourth quarter of 2014 in connection with the settlement payments. These charges resulted from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

2014 Financial Performance

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the year ended December 31, 2014, from the year ended December 31, 2013, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the year ended December 31, 2013	$579.7	5.5%	$211.2	$1.15
2014 restructuring, impairment and other charges - net	(133.7)	(1.2%)	(97.0)	(0.49)
2013 restructuring, impairment and other charges - net	133.5	1.3%	88.2	0.48
Acquisition-related expenses	(2.7)	0.0%	(1.7)	—
Pension settlement charges	(95.7)	(0.8%)	(58.4)	(0.29)
Purchase accounting inventory adjustments	(14.3)	(0.1%)	(9.1)	(0.05)
Net gain on disposal of businesses	—	—	18.7	0.10
Loss on bankruptcy of subsidiary	—	—	(14.2)	(0.07)
Gain on bargain purchase	—	—	9.5	0.05
Venezuela currency remeasurement	—	—	(7.2)	(0.03)
Net gain on investments	—	—	4.7	0.03
Loss on debt extinguishment	—	—	4.1	0.04
Income tax adjustments	—	—	(50.5)	(0.28)
Operations	49.1	(0.3%)	19.1	(0.05)
For the year ended December 31, 2014	$515.9	4.4%	$117.4	$0.59

2014 restructuring, impairment and other charges - net: included $35.5 million for other estimated charges related to the decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating; $30.3 million for employee termination costs; $20.8 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; $18.1 million for the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit; $14.0 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures; $13.6 million for the impairment of acquired customer relationship intangible assets; and $1.4 million for the impairment of acquired tradenames.

2013 restructuring, impairment and other charges—net: included pre-tax charges of $40.4 million for employee termination costs primarily related to the closing of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations; $38.4 million for other estimated charges related to the decision to partially withdraw from certain multi-employer pension plans; $33.8 million of lease termination and other restructuring costs, of which $14.7 million related to multi-employer pension plan withdrawal charges primarily attributable to manufacturing facility closures; $17.6 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures and charges of $3.3 million for the impairment of other intangible assets in the financial reporting unit within the Strategic Services segment.

Acquisition-related expenses: included pre-tax charges of $8.6 million ($6.9 million after-tax) related to legal, accounting and other expenses for the year ended December 31, 2014 associated with completed or contemplated acquisitions. For the year ended December 31, 2013, these pre-tax charges were $5.9 million ($5.2 million after-tax).

Pension settlement charges: included pre-tax charges of $95.7 million ($58.4 million after-tax) for the year ended December 31, 2014, related to lump-sum pension settlement payments.

Purchase accounting inventory adjustments: included pre-tax charges of $14.3 million ($9.1 million after-tax) for the year ended December 31, 2014 as a result of inventory purchase accounting adjustments for Consolidated Graphics and Esselte.

Net gain on disposal of businesses: included a pre-tax gain on the sale of Journalism Online of $11.2 million ($6.9 million after-tax) offset by a pre-tax loss on the sale of GRES of $0.8 million ($0.5 million after-tax) for the year ended December 31, 2014. The year ended December 31, 2013 included a pre-tax loss on the disposal of the MRM France direct mail business in the International segment of $17.9 million ($12.3 million after-tax).

Loss on bankruptcy of subsidiary: included a pre-tax loss of $16.4 million ($14.2 million after-tax) for the year ended December 31, 2014 as a result of the bankruptcy liquidation of RRDA, a subsidiary of RR Donnelley.

Gain on bargain purchase: acquisition of Esselte resulted in a pre-tax gain of $9.5 million ($9.5 million after-tax) for the year ended December 31, 2014.

Venezuela currency remeasurement: currency remeasurement in Venezuela resulted in a pre-tax loss, net of foreign exchange gains, of $18.4 million ($13.8 million after-tax), of which $5.6 million was included in loss attributable to noncontrolling interests for the year ended December 31, 2014. For the year ended December 31, 2013, the currency devaluation in Venezuela resulted in a pre-tax loss of $3.2 million ($2.0 million after-tax), of which $1.0 million was included in income attributable to noncontrolling interests.

Net gain on investments: pre-tax gain of $3.0 million ($1.9 million after-tax) resulting from the sale of the Company’s shares of a previously impaired equity investment offset by a pre-tax loss of $1.3 million ($0.8 million after-tax) from the impairment of an equity investment for the year ended December 31, 2014 and impairment losses on equity investments of $5.5 million ($3.6 million after-tax) for the year ended December 31, 2013.

Loss on debt extinguishment: included a pre-tax loss of $77.1 million ($49.8 million after-tax) for the year ended December 31, 2014, related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. For the year ended December 31, 2013, a pre-tax loss of $81.9 million ($53.9 million after-tax) was recognized related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $273.5 million of the 6.125% senior notes due January 15, 2017, $250.0 million of the 7.25% senior notes due May 15, 2018, $130.2 million of the 8.60% senior notes due August 15, 2016 and $100.0 million of the 5.50% senior notes due May 15, 2015.

Income tax adjustments: for the year ended December 31, 2014, income tax adjustments include a tax benefit related to the decline in value of an entity within the Strategic Services segment, of $15.2 million. For the year ended December 31, 2013, income tax adjustments included the recognition of a $58.5 million benefit related to the decline in value and reorganization of certain entities within the Publishing and Retail Services segment and a $7.2 million benefit for previously unrecognized tax benefits related to the expected resolution of certain federal tax matters for the year ended December 31, 2013.

Operations: reflected price pressures primarily in the International, Publishing and Retail Services and Variable Print segments, wage and other inflation in the International segment, an increase in depreciation and amortization expense and volume declines in the Publishing and Retail Services and Variable Print segments, partially offset by increases due to the acquisitions of Consolidated Graphics and Esselte, cost control initiatives, lower healthcare costs and increased volume in the Strategic Services segment. See further details in the review of operating results by segment that follows below.

OUTLOOK

Vision and Strategy

RR Donnelley’s vision is to improve on its existing position as a global provider of integrated communications by providing its customers with the highest quality products and services. The Company offers a wide array of communications products and services, including print, which provide differentiated solutions for its customers. The Company works with its customers to create, manage, deliver and optimize their multi-channel communications strategies. The Company has and will continue to develop and expand its creative and design, content management, digital and print production, supply chain management and distribution services to address its customers’ evolving needs while supporting the strategic objective of becoming a leading global provider of integrated communication services.

The Company’s long-term strategy is focused on maximizing long-term shareholder value by building on its core strategic advantages, which are summarized below, along with more specific areas of focus.

Core Strategic Advantages	Areas of Focus
Industry-Leading Scale	—Largest player in a highly fragmented market —Drive cost advantage from platform flexibility and economies of scale in procurement, production and distribution
Breadth and Depth of Product and Service Offerings

—Strong customer relationships; single-source provider

—Broadest offering  of industry-leading products and services

—Use technology to continue to increase integration and customer value

—Differentiate front-end logistics capabilities

Attractive Financial Profile	—Strong cash flow generation —Achieve a gross leverage ratio within the targeted range —Limit annual debt maturities —Prudent deployment of capital —Disciplined approach to mergers and acquisitions

As the largest player in the highly-fragmented market for print and related services, the Company enjoys scale advantages in procurement, production, and distribution. Management believes productivity improvement and cost reduction are critical to the Company’s continued competitiveness, and the flexibility of its platform enhances the value the Company delivers to its customers. The Company continues to implement strategic initiatives across all platforms to reduce its overall cost structure and enhance productivity, including restructuring, consolidation, reorganization and integration of operations, and streamlining of administrative and support activities.

The Company’s global platform provides differentiated solutions for its customers through its broad range of complementary print-related services, strong logistics capabilities, and its innovative leadership in both conventional and digital technologies. The Company is focusing its information technology efforts on projects that facilitate integration and make it easier for customers to manage their full range of communication needs. The Company is also working to broaden customer relationships by more fully integrating its sales efforts.

The Company seeks to deploy its capital using a balanced approach in order to ensure financial flexibility and provide returns to shareholders. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, distributions to shareholders, targeted acquisitions and capital expenditures. The Company believes that a strong financial condition is important to customers focused on establishing or growing long-term relationships with a stable provider of integrated communications. The Company also expects to make targeted acquisitions that extend its capabilities, drive cost savings and reduce future capital spending needs. The Company’s acquisitions of Consolidated Graphics and Esselte have and are expected to continue to enhance existing capabilities and improve the ability to serve customers.

The Company uses several key indicators to gauge progress toward achieving these objectives. These indicators include organic sales growth, operating margins, cash flow from operations and capital expenditures. The Company targets long-term net sales growth at or above industry levels, while managing operating margins by achieving productivity improvements that offset the impact of price declines and cost inflation. Cash flows from operations are expected to be stable over time, however, cash flows from operations in any given year can be significantly impacted by the timing of non-recurring or infrequent receipts and expenditures, the level of required pension and other postretirement benefits plan contributions and the impact of working capital management efforts.

The Company faces many challenges and risks as a result of competing in highly competitive global markets. Refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K for further discussion.

2015 Outlook

In 2015, the Company expects net sales to increase over 2014 driven by the acquisitions of Consolidated Graphics, Esselte and MultiCorpora, as well as organic growth across most product and service offerings in the Strategic Services, International and Variable Print segments that are expected to more than offset the anticipated continuing volume declines and price pressures in the Publishing and Retail Services segment. The sales growth in the International segment will be partially offset by the negative impact of fluctuations in foreign exchange rates. The highly competitive market conditions and unused industry capacity will continue to put price pressure on both transactional work and contract renewals across all segments. The Company’s outlook assumes that the U.S. and European economies will grow modestly in 2015, with a decline in growth expected in developing countries and China. The Company will continue to leverage its customer relationships in order to provide a larger share of its customers’ communications needs. In addition, the Company expects to continue cost control and productivity initiatives, including selected facility consolidations.

The Company initiated several restructuring actions in 2014 and 2013 to further reduce the Company’s overall cost structure. These restructuring actions included the closures of nine manufacturing facilities during 2014 as well as the reorganization of certain operations. These and future cost reduction actions are expected to have a positive impact on operating earnings in 2015 and in future years. In addition, the Company expects to identify other cost reduction opportunities and possibly take further actions in 2015, which may result in significant additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, by utilizing the Company’s credit facilities.

Publishing and Retail Services

Net sales in the Publishing and Retail Services segment are expected to decrease in 2015 driven by volume declines and price pressures, partially offset by an increase in pass-through paper sales. Net sales in magazines, catalogs and retail inserts are expected to decline due to price reductions on major contract renewals and unfavorable mix. Lower volume is expected in magazines, due to an expected decrease in advertising spending and the recent increase in postage prices, and directories, due to the impact of electronic substitution. Net sales in educational books are expected to decline due to fewer major adoptions in 2015, a continued shift of state and local budgets to lower cost products and a shift in the college market to a digital base.

The Company expects operating income in the Publishing and Retail Services segment to decrease from 2014 as a result of lower volume and continued price pressures that will be partially offset by an improved cost structure from ongoing productivity efforts and lower depreciation and amortization expense.

Variable Print

Net sales in the Variable Print segment are expected to increase in 2015 driven by the acquisitions of Consolidated Graphics and Esselte as well as organic growth in certain products. Higher volume in in-store marketing materials and packaging is also expected in 2015 as well as continued volume growth in labels, filing products and binders. These increases are expected to be partially offset by the continued decline of forms and statement printing volume, due to the impact of electronic substitution.

Operating income for the Variable Print segment is expected to increase from 2014 due to the acquisitions of Consolidated Graphics and Esselte, including cost savings from synergies and other cost control initiatives, as well as organic growth in certain products as described above.

Strategic Services

Net sales in the Strategic Services segment are expected to increase from 2014 primarily due to higher logistics volume, largely driven by continuing growth in freight brokerage services and co-mail services. Net sales in logistics are expected to be negatively impacted by expected declines in fuel prices. Net sales in financial are expected to increase in 2015 as compared to 2014. Slight growth in capital markets transactions activity is currently expected in 2015, but the level of such activity across the full year will depend on continued favorable market conditions. An increase in compliance volume is also expected due to enhanced service offerings and targeted sales efforts. Net sales for digital and creative solutions and sourcing are expected to increase compared to 2014 due to higher volume.

Operating income in the Strategic Services segment is expected to increase in 2015 as compared to 2014 consistent with the expected organic sales growth described above as well as cost control initiatives, partially offset by continued increases in the cost of transportation.

International

Net sales in the International segment are expected to increase from 2014 primarily driven by anticipated volume increases in Asia, Global Turnkey Solutions and business process outsourcing, as well as the impact of price inflation in Latin America. Fluctuations in foreign exchange rates are expected to negatively impact net sales in all reporting units with foreign currency denominated sales. Net sales in Asia are expected to increase due to volume growth in book export and labels, partially offset by price pressures. Higher net sales are expected in Global Turnkey Solutions due to volume increases from both new and existing customers. Business process outsourcing net sales are expected to increase due to higher volume in outsourcing services, transactional print, print management and creative services, partially offset by an unfavorable impact of changes in foreign exchange rates. A net sales decrease in Europe is expected primarily due to the unfavorable impact of foreign exchange rates, partially offset by increased volume in publishing and packaging and higher pass through paper sales. Net sales in Canada are expected to remain constant or slightly decrease as increases in labels and statement printing volume are expected to be offset by declines in commercial and digital print volume and price pressures.

Operating income in the International segment is expected to remain constant or slightly increase from 2014 as unfavorable mix, wage and other inflation in certain countries and price declines are expected to offset higher volume and cost control initiatives.

Other

Cash flows from operations in 2015 are expected to benefit from the expected decrease in pension and other postretirement benefits plan contributions, increased operating cash flow from the acquisitions of Consolidated Graphics and Esselte and improved profitability driven by organic net sales growth. The expected increases in cash flows are expected to be more than offset by higher cash tax payments and higher payments for incentive compensation. The Company expects capital expenditures to be in the range of $225 million to $250 million in 2015.

The Company’s pension and other postretirement benefits plans were underfunded by $610.4 million and $212.0 million, respectively, as of December 31, 2014, as reported on the Company’s Consolidated Balance Sheets and further described in Note 11, Retirement Plans, to the Consolidated Financial Statements. Governmental regulations for measuring pension plan funded status differ from those required under accounting principles generally accepted in the United States of America (“GAAP”) for financial statement preparation. Based on the plans’ regulatory funded status, required contributions in 2015 under all pension and other postretirement benefits plans are expected to be approximately $25.0 million to $30.0 million, which is a decrease compared to contributions made in 2014 of $41.9 million.

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

Revenue Recognition

The Company recognizes revenue for the majority of its products upon the transfer of title and risk of ownership, which is generally upon shipment to the customer. Because substantially all of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Revenue from services is recognized as services are performed. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for further discussion.

Certain revenues earned by the Company require significant judgment to determine if revenue should be recorded gross, as a principal, or net of related costs, as an agent. Billings for third-party shipping and handling costs as well as certain postage costs, primarily in the Company’s logistics operations, and out-of-pocket expenses are recorded gross. In the Company’s Global Turnkey Solutions operations, each contract is evaluated using various criteria to determine if revenue for components and other materials should be recognized on a gross or net basis. In general, these revenues are recognized on a gross basis if the Company has control over selecting vendors and pricing, is the primary obligor in the arrangement and bears credit risk and the risk of loss for inventory in its possession. Revenue from contracts that do not meet these criteria is recognized on a net basis. Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis. As a result, the Company’s reported sales and margins may be impacted by the mix of customer-supplied paper and Company-supplied paper.

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

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit.  As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on these interim assessments, management concluded that as of the interim periods, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

As of October 31, 2014, twelve reporting units had goodwill. The books, directories, forms, sourcing, business process outsourcing, Latin America and Canada reporting units had no goodwill as of October 31, 2014. The reporting units with goodwill were reviewed for impairment using either a qualitative or quantitative assessment.

Qualitative Assessment for Impairment

For the financial, office products and labels reporting units, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair values of the reporting units were less than their carrying values. In performing this analysis, the Company considered various factors, including the effect of market or industry changes and the reporting units’ actual results compared to projected results.

As part of the qualitative review of impairment, management analyzed the potential changes in fair value of the financial, office products and labels reporting units based on their operating results for the ten months ended October 31, 2014 compared to expected results. As of October 31, 2013, the fair value of the financial, office products and forms and labels reporting units under the Company’s previous organization structure, prior to the reorganization of the Company’s reportable segments in the fourth quarter of 2013 (the “Previous Organization Structure”), exceeded their carrying values by 138.8%, 15.4% and 116.2%, respectively, according to a valuation performed by a third-party appraisal firm. The 2014 acquisition of Esselte increased the fair value and carrying value of the office products reporting unit, however it did not add any incremental goodwill as the acquisition resulted in a bargain purchase recorded as a gain in the Consolidated Statement of Operations.   Management considered the expected synergies from the acquisition and the performance of the reporting unit since the acquisition as part of its qualitative review. In addition, management considered how other key assumptions used in the 2013 impairment test could be impacted by changes in market conditions and economic events.

Based on its qualitative assessment, management concluded that as of October 31, 2014, it was more likely than not that the fair values of the financial, office products and labels reporting units were greater than their carrying values. The goodwill balances of the financial, office products and labels reporting units were $448.0 million, $30.0 million and $7.2 million, respectively, as of October 31, 2014.

Quantitative Assessment for Impairment

For the remaining nine reporting units with goodwill, a two-step method was used for determining goodwill impairment. In the first step (“Step One”), the Company compared the estimated fair value of each reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeded the estimated fair value, the second step (“Step Two”) is completed to determine the amount of the impairment charge. Step Two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment charge.

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

As a result of the 2014 annual goodwill impairment test, the Company recognized a total non-cash charge of $18.1 million for the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit. The goodwill impairment charge resulted from reductions in the estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the last annual goodwill impairment test. The lower expectations for the magazines, catalogs and retail inserts reporting unit were due to accelerating volume declines and increasing price pressures resulting from declining demand, primarily in catalogs and magazines.  Revenue and income from operations in the magazines, catalogs and retail inserts reporting unit for the year ended December 31, 2014 were lower than previous expectations due to volume declines and price pressures. The negative trends experienced in 2014 are expected to continue in future years. As of December 31, 2014, the magazines, catalogs and retail inserts reporting unit had no remaining goodwill.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) or “failed” (the carrying value exceeds fair value) Step One of the goodwill impairment test. Eight reporting units passed Step One, with fair values that exceeded the carrying values by between 24.8% and 195.1% of their respective estimated fair values. Relatively small changes in the Company’s key assumptions would not have resulted in any additional reporting units failing Step One.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units failing Step One of the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rates for the reporting units with operations primarily located in the U.S. ranged from 8.0% to 8.5% as of October 31, 2014. Estimated discount rates for reporting units with operations primarily in foreign locations ranged from 9.5% to 11.0%. A 1.0% increase in estimated discount rates would have resulted in no additional reporting units failing Step One. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. During the year ended December 31, 2014, the Company recognized non-cash impairment charges of $7.8 million, $4.1 million and $1.7 million related to the impairment of certain acquired customer relationship intangible assets in the Canada reporting unit within the International segment, the commercial and digital print reporting unit within the Variable Print segment and the financial reporting unit within the Strategic Services segment, respectively. The impairment of the customer relationship intangible assets resulted from a decline in expected future revenue and certain customer losses in the Canada reporting unit, the loss of certain customers in the commercial and digital print reporting unit and a decline in Latin America’s expected future capital markets transactions revenue in the financial reporting unit. During the year ended December 31, 2014, the Company also recognized non-cash impairment charges of $1.4 million related to acquired tradenames in the commercial and digital print reporting unit within the Variable Print segment. In addition, the Company recognized non-cash impairment charges of $17.9 million during the year ended December 31, 2014, related to land, buildings, machinery and equipment and leasehold improvements, primarily as a result of restructuring actions.

Pension and Other Postretirement Benefits Plans

The Company records annual income and expense amounts relating to its pension and other postretirement benefits plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return, turnover rates, health care cost trend rates and compensation increases. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss). During the year ended December 31, 2014, the Company adopted the Society of Actuaries RP-2014 mortality tables which were used in the calculation of the Company’s U.S pension obligations. The Company also adopted updated mortality tables for the Canadian pension plans. The new mortality tables increased the expected life of plan participants, extending the length of time that payments may be required and increasing the plans’ total expected benefit payments. The updated mortality assumptions increased the benefit obligations for the U.S and Canadian pension plans by approximately $310.0 million as of December 31, 2014. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company determines its assumption for the discount rate to be used for purposes of computing pension and other postretirement benefits plan obligations based on an index of high-quality corporate bond yields and matched-funding yield curve analysis. The discount rates for pension benefits at December 31, 2014 and 2013 were 4.1% and 5.0%, respectively. The discount rates for other postretirement benefits plans at December 31, 2014 and 2013 were 3.9% and 4.5%, respectively.

A one-percentage point change in the discount rates at December 31, 2014 would have the following effects on the accumulated benefit obligation and projected benefit obligation:

Pension Plans

	1.0% Increase	1.0% Decrease
	(in millions)
Accumulated benefit obligation	$(523.7)	$661.7
Projected benefit obligation	(526.2)	669.2

Other Postretirement Benefits Plans

	1.0% Increase	1.0% Decrease
	(in millions)
Accumulated benefit obligation	$(42.4)	$51.1

The Company’s U.S. pension plans are frozen and the Company has transitioned to a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the primary U.S. pension plan was approximately 60.0% for return seeking investments and approximately 40.0% for hedging investments. The expected long-term rate of return on plan assets assumption used to calculate net pension and other postretirement benefits plan expense in 2014 was 7.75% and 7.25%, respectively, for the Company’s major U.S. pension and other postretirement benefits plans. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension and other postretirement benefits plan expense in 2015 is 7.50% and 7.25%, respectively, for the Company’s major U.S. pension and other postretirement benefits plans.

A 0.25% change in the expected long-term rate on plan assets at December 31, 2014 would have the following effects on 2014 and 2015 pension and other postretirement benefit plan (income)/expense:

	0.25% Increase	0.25% Decrease
	(in millions)
2014
U.S. pension plans	$(7.3)	$7.3
Other postretirement benefit plans	(0.4)	0.4

2015
U.S. pension plans	$(7.5)	$7.5
Other postretirement benefit plans	(0.5)	0.5

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

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2014 and 2013, valuation allowances of $257.8 million and $268.2 million, respectively, were recorded in the Company’s Consolidated Balance Sheets.

Deferred U.S. income taxes and foreign taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $2.6 million as of December 31, 2014 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

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

With respect to claims made under the Company’s third-party insurance for workers’ compensation, automobile and general liability, the Company is responsible for the payment of claims below and above insured limits, and consulting actuaries are utilized to assist the Company in estimating the obligation associated with any such incurred losses, which are recorded in accrued and other non-current liabilities. Historical loss development factors for both the Company and the industry are utilized to project the future development of such incurred losses, and these amounts are adjusted based upon actual claims experience and settlements. If actual experience of claims development is significantly different from these estimates, an adjustment in future periods may be required. Expected recoveries of such losses are recorded in other current and other non-current assets.

Restructuring

The Company records restructuring charges when liabilities are incurred as part of a plan approved by management with the appropriate level of authority for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. Total restructuring charges were $51.1 million for the year ended December 31, 2014. The restructuring liabilities might change in future periods based on several factors that could differ from original estimates and assumptions. These include, but are not limited to: contract settlements on terms different than originally expected; ability to sublease properties based on market conditions at rates or on timelines different than originally estimated; or changes to original plans as a result of acquisitions. Such changes might result in reversals of or additions to restructuring charges that could affect amounts reported in the Consolidated Statements of Operations of future periods.

Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s past collection experience. The allowance for doubtful accounts receivable was $44.3 million at December 31, 2014. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future, if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

Share-Based Compensation

The amount of expense recognized for share-based awards is determined by the Company’s estimates of several factors, including expected performance compared to target for performance share units, future forfeitures of awards, expected volatility of the Company’s stock and the average life of options prior to expiration. The total compensation expense related to all share-based compensation plans was $17.7 million for the year ended December 31, 2014. See Note 17, Stock and Incentive Programs for Employees, to the Consolidated Financial Statements for further discussion.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

The following table shows the results of operations for the years ended December 31, 2014 and 2013, which reflects the results of acquired businesses from the relevant acquisition dates:

	2014	2013	$ Change	% Change
	(in millions, except percentages)
Products net sales	$9,715.2	$8,765.8	$949.4	10.8%
Services net sales	1,888.2	1,714.5	173.7	10.1%
Total net sales	11,603.4	10,480.3	1,123.1	10.7%
Products cost of sales (exclusive of depreciation and amortization)	7,581.6	6,816.9	764.7	11.2%
Services cost of sales (exclusive of depreciation and amortization)	1,471.2	1,332.9	138.3	10.4%
Total cost of sales	9,052.8	8,149.8	903.0	11.1%
Products gross profit	2,133.6	1,948.9	184.7	9.5%
Services gross profit	417.0	381.6	35.4	9.3%
Total gross profit	2,550.6	2,330.5	220.1	9.4%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,427.0	1,181.5	245.5	20.8%
Restructuring, impairment and other charges-net	133.7	133.5	0.2	0.1%
Depreciation and amortization	474.0	435.8	38.2	8.8%
Income from operations	$515.9	$579.7	$(63.8)	(11.0%)

Net sales of products for the year ended December 31, 2014 increased $949.4 million, or 10.8%, to $9,715.2 million versus the same period in the prior year, including a $51.0 million, or 0.6%, decrease due to changes in foreign exchange rates. Net sales of products increased due to the acquisitions of Consolidated Graphics and Esselte and price increases driven by inflation in Latin America within the International segment, partially offset by lower volume in the Publishing and Retail Services segment and price pressures in the International, Publishing and Retail Services and Variable Print segments.

Net sales from services for the year ended December 31, 2014 increased $173.7 million, or 10.1%, to $1,888.2 million versus the same period in the prior year, including a $3.2 million, or 0.2%, increase due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in the Strategic Services segment, driven by the logistics and financial reporting units. These increases were partially offset by the disposition of GRES, previously included in the International segment, in the first quarter of 2014.

Products gross profit increased $184.7 million to $2,133.6 million for the year ended December 31, 2014 versus the same period in the prior year due to the acquisitions of Consolidated Graphics and Esselte and cost control initiatives, partially offset by price pressures, volume declines in the Publishing and Retail Services segment and wage and other inflation in the International segment. Products gross margin decreased slightly from 22.2% to 22.0% reflecting price pressures, wage and other inflation in the International segment and the impact of inventory purchase accounting adjustments, mostly offset by cost control initiatives.

Services gross profit increased $35.4 million to $417.0 million for the year ended December 31, 2014 versus the same period in the prior year due to higher volume in the Strategic Services segment driven by the logistics and financial reporting units.   These increases were partially offset by increased transportation costs. Services gross margin decreased slightly from 22.3% to 22.1%, reflecting increased transportation costs, mostly offset by favorable mix in the Strategic Services segment.

Selling, general and administrative expenses increased $245.5 million to $1,427.0 million, and from 11.3% to 12.3% as a percentage of net sales, for the year ended December 31, 2014 versus the same period in the prior year reflecting increased costs as a result of the Consolidated Graphics and Esselte acquisitions, pension settlement charges of $95.7 million and wage and other inflation in the International segment, partially offset by cost control initiatives.

For the year ended December 31, 2014, the Company recorded net restructuring, impairment and other charges of $133.7 million compared to $133.5 million in the same period in 2013. In 2014, these charges included $35.5 million of other charges as a result of its decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating. Additionally, the Company incurred $30.3 million of employee termination costs for 654 employees, of whom 633 were terminated as of December 31, 2014. These charges were the result of the integration of Consolidated Graphics, including the closure of seven Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. The Company also recorded lease termination and other restructuring charges of $20.8 million for the year ended December 31, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. In addition, the Company recorded $18.1 million of non-cash charges for the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit within the Publishing and Retail Services segment. The goodwill impairment charge resulted from reductions in the estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the last annual goodwill impairment test. The lower expectations were due to an expected increase in volume declines and increasing price pressures resulting from declining demand, primarily in catalogs and magazines.  Revenue and income from operations in the magazines, catalogs and retail inserts reporting unit for the year ended December 31, 2014 were lower than previous expectations due to volume declines and price pressures. The negative trends experienced in 2014 are expected to continue in future years. The Company also recorded non-cash charges of $7.8 million, $4.1 million and $1.7 million related to the impairment of acquired customer relationship intangible assets in the Canada reporting unit within the International segment, the commercial and digital print reporting unit within the Variable Print segment and the financial reporting unit within the Strategic Services segment, respectively, for the year ended December 31, 2014. Additionally, the Company recorded $1.4 million of impairment charges related to acquired tradenames in the commercial and digital print reporting unit within the Variable Print segment and $14.0 million of impairment charges primarily related to buildings, machinery and equipment as a result of facility closures for the year ended December 31, 2014.

For the year ended December 31, 2013, the Company recorded net restructuring, impairment and other charges of $133.5 million. These charges included $40.4 million of employee termination costs for 1,382 employees, of whom 1,363 were terminated as of December 31, 2013. These charges were the result of the closure of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations. Additionally, the Company recorded $38.4 million of other charges for estimated obligations related to the decision to withdraw from certain multi-employer pension plans. For the year ended December 31, 2013, the Company also incurred lease termination and other restructuring charges of $33.8 million, of which $14.7 million related to multi-employer pension plan complete or partial withdrawal charges as a result of facility closures, and $17.6 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closures. In addition, the Company recorded non-cash impairment charges of $3.3 million related to acquired customer relationship intangible assets in the financial reporting unit within the Strategic Services segment.

Depreciation and amortization increased $38.2 million to $474.0 million for the year ended December 31, 2014 compared to the same period in 2013, primarily due to the acquisitions of Consolidated Graphics and Esselte, partially offset by the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $78.1 million and $64.0 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the year ended December 31, 2014 and 2013, respectively.

Income from operations for the year ended December 31, 2014 was $515.9 million, a decrease of $63.8 million, compared to the year ended December 31, 2013.  The decrease was due to pension settlement charges, price pressures primarily in the International, Publishing and Retail Services and Variable Print segments, wage and other inflation in the International segment, an increase in depreciation and amortization expense and volume declines in the Publishing and Retail Services and Variable Print segments, partially offset by increases due to the acquisitions of Consolidated Graphics and Esselte, cost control initiatives, lower healthcare costs and increased volume in the Strategic Services segment.

	2014	2013	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$282.1	$261.4	$20.7	7.9%
Investment and other expense-net	9.6	27.4	(17.8)	(65.0%)
Loss on debt extinguishment	77.1	81.9	(4.8)	(5.9%)

Net interest expense increased by $20.7 million for the year ended December 31, 2014 versus the same period in 2013, primarily due to an increase in average outstanding debt, including higher average credit facility borrowings, and an increase in fixed rate debt, including the effect of fixed to floating interest rate swaps.

Net investment and other expense for the year ended December 31, 2014 and 2013 was $9.6 million and $27.4 million, respectively. The loss related to the Venezuelan currency remeasurement, net of foreign exchange gains, for the year ended December 31, 2014, of $18.4 million and the loss on the bankruptcy liquidation of RRDA of $16.4 million were partially offset by a gain on the sale of Journalism Online of $11.2 million, a $9.5 million bargain purchase gain related to the Esselte acquisition and a gain of $3.0 million resulting from the sale of the Company’s shares of a previously impaired equity investment. For the year ended December 31, 2013, the Company recorded a loss on the disposal of the MRM France direct mail business in the International segment of $17.9 million, impairment losses on equity investments of $5.5 million and a $3.2 million loss related to the devaluation of the Venezuelan currency.

Loss on debt extinguishment, related to the premiums paid, unamortized debt issuance costs and other expenses for year ended December 31, 2014 was $77.1 million due to the repurchase of $361.1 million of senior notes. Loss on debt extinguishment for the year ended December 31, 2013 was $81.9 million related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $753.7 million of senior notes.

	2014	2013	$ Change	% Change
	(in millions, except percentages)
Income before income taxes	$147.1	$209.0	$(61.9)	(29.6%)
Income tax expense (benefit)	26.3	(9.2)	35.5	nm
Effective income tax rate	17.9%	(4.4%)

The effective income tax rate for the year ended December 31, 2014 was 17.9% compared to negative 4.4% in the same period in 2013. The tax rate in 2014 was impacted by a $15.2 million tax benefit related to the decline in value of an entity within the Strategic Services segment. The tax rate in 2013 was impacted by a $58.5 million benefit related to the decline in value and reorganization of certain entities within the Publishing and Retail Services segment, a benefit of $7.2 million for the recognition of previously unrecognized tax benefits related to the expected resolution of certain federal matters, the release of valuation allowances related to certain deferred tax assets and the recognition of previously unrecognized tax benefits related to the expected resolution of certain state tax matters.

Income attributable to noncontrolling interests was income of $3.4 million for the year ended December 31, 2014 and income of $7.0 million for the year ended December 31, 2013. For the year ended December 31, 2014 and 2013, the Venezuelan currency remeasurement, net of foreign exchange gains, resulted in losses attributable to noncontrolling interests of $5.6 million and $1.0 million, respectively. The impacts of the remeasurements were partially offset for the year ended December 31, 2014 and 2013 by increases in the Company’s operating earnings in Venezuela.

Net earnings attributable to RR Donnelley common shareholders for the year ended December 31, 2014 was $117.4 million, or $0.59 per diluted share, compared to $211.2 million, or $1.15 per diluted share, for the year ended December 31, 2013. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 16.5 million primarily as a result of shares issued in conjunction with the Consolidated Graphics and Esselte acquisitions.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate. The descriptions of the reporting units generally reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Publishing and Retail Services

	Year Ended
	December 31
	2014	2013
	(in millions, except percentages)
Net sales	$2,632.3	$2,774.8
Income from operations	86.1	109.6
Operating margin	3.3%	3.9%
Restructuring and impairment and other charges--net	50.7	73.7

	Net Sales for the Year Ended
	December 31
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,646.0	$1,724.7	$(78.7)	(4.6%)
Books	841.9	875.2	(33.3)	(3.8%)
Directories	144.4	174.9	(30.5)	(17.4%)
Total Publishing & Retail Services	$2,632.3	$2,774.8	$(142.5)	(5.1%)

Net sales for the Publishing and Retail Services segment for the year ended December 31, 2014 were $2,632.3 million, a decrease of $142.5 million, or 5.1%, compared to 2013. Net sales decreased due to lower volume in magazines, catalogs and retail inserts and educational books, price pressures in magazines, catalogs and retail inserts, decreases in pass-through paper sales and lower volume in directories. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales decreased due to reduced volume, price pressures primarily in catalogs and magazines and a decrease in pass-through paper sales.
•

Books: Sales decreased as a result of reduced volume in educational books primarily as a result of a shift in product types funded by states for educational materials, decreased volume in consumer books, partially offset by growth in packaging and book fulfillment.

•	Directories: Sales decreased primarily as a result of lower volume as a result of electronic substitution, a decline in pass-through paper sales and price pressures.

Publishing and Retail Services segment income from operations decreased $23.5 million for the year ended December 31, 2014 due to price pressures primarily in magazines, catalogs and retail inserts and volume declines in magazines, catalogs and retail inserts, educational books and directories. These decreases were partially offset by cost control initiatives, lower restructuring, impairment and other charges and lower depreciation and amortization expense. Operating margins decreased from 3.9% for the year ended December 31, 2013 to 3.3% for the year ended December 31, 2014. While lower restructuring, impairment and other charges improved operating margins by 0.8 percentage points, the remaining decline in operating margins was due to price pressures primarily in magazines, catalogs and retail inserts and volume declines in magazines, catalogs and retail inserts, educational books and directories, partially offset by cost control initiatives and lower depreciation and amortization expense.

Variable Print

	Year Ended
	December 31
	2014	2013
	(in millions, except percentages)
Net sales	$3,767.9	$2,592.8
Income from operations	240.8	197.9
Operating margin	6.4%	7.6%
Purchase accounting inventory adjustments	14.3	-
Restructuring and impairment and other charges--net	44.8	15.6
Acquisition-related expenses	0.1	-

	Net Sales for the Year Ended
	December 31
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$1,616.4	$722.9	$893.5	123.6%
Direct mail	599.5	548.7	50.8	9.3%
Office products	496.3	238.9	257.4	107.7%
Labels	436.4	432.5	3.9	0.9%
Statement printing	390.4	396.5	(6.1)	(1.5%)
Forms	228.9	253.3	(24.4)	(9.6%)
Total Variable Print	$3,767.9	$2,592.8	$1,175.1	45.3%

Net sales for the Variable Print segment for the year ended December 31, 2014 were $3,767.9 million, an increase of $1,175.1 million, or 45.3%, compared to 2013, including a $5.3 million, or 0.1% decrease due to changes in foreign exchange rates. Net sales increased due to the acquisitions of Consolidated Graphics and Esselte and higher volume in direct mail, in-store marketing materials and office products, partially offset by price pressures and lower volume in forms and statement printing. An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales increased due to the acquisition of Consolidated Graphics and higher volume of in-store marketing materials, partially offset by price pressures.
•	Direct mail: Sales increased due to the acquisition of Consolidated Graphics and higher volume, partially offset by price pressures.
•	Office products: Sales increased due to the acquisition of Esselte and higher volume in binder and note-taking products.
•	Labels: Sales increased due to higher volume, partially offset by price pressures.
•	Statement printing: Sales decreased as a result of price pressures and lower volume from existing customers, partially offset by higher pass-through postage sales.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations increased $42.9 million for the year ended December 31, 2014 mainly due to higher volume resulting from the acquisitions of Consolidated Graphics and Esselte and cost control initiatives, partially offset by higher depreciation and amortization expense, higher restructuring, impairment and other charges, volume declines, price pressures, $14.3 million of charges resulting from purchase accounting inventory adjustments from the Consolidated Graphics and Esselte acquisitions and higher incentive compensation expense. Operating margins decreased from 7.6% for the year ended December 31, 2013 to 6.4% for the year ended December 31, 2014, of which 1.1 percentage points were due to higher restructuring, impairment and other charges and 0.6 percentage points were due to the purchase accounting inventory adjustments.  These decreases were offset by higher volume resulting from the acquisitions of Consolidated Graphics and Esselte and cost control initiatives.

Strategic Services

	Year Ended
	December 31
	2014	2013
	(in millions, except percentages)
Net sales	$2,607.5	$2,453.0
Income from operations	257.4	232.8
Operating margin	9.9%	9.5%
Restructuring and impairment and other charges--net	11.6	19.2

	Net Sales for the Year Ended
	December 31
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Logistics	$1,193.3	$1,084.3	$109.0	10.1%
Financial	1,014.5	1,005.3	9.2	0.9%
Sourcing	214.9	177.5	37.4	21.1%
Digital and creative solutions	184.8	185.9	(1.1)	(0.6%)
Total Strategic Services	$2,607.5	$2,453.0	$154.5	6.3%

Net sales for the Strategic Services segment for the year ended December 31, 2014 were $2,607.5 million, an increase of $154.5 million, or 6.3%, compared to the year ended December 31, 2013, including a $1.7 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics and commercial print sourcing products, partially offset by a decline in compliance volume. An analysis of net sales by reporting unit follows:

•

Logistics: Sales increased primarily due to higher volume in freight brokerage services, international mail services, co-mail services and print logistics, partially offset by lower pass through postage sales, a decrease in fuel surcharges and lower volume in expedited mail services.

•

Financial: Sales increased slightly due to an increase in capital markets transactions activity, translation services and investment management products volume, largely offset by lower compliance volume.

•	Sourcing: Sales increased due to higher print-management volume primarily in commercial print.
•	Digital and creative solutions: Sales decreased slightly due to lower volume in digital content creation and distribution, creative and photo services.

Strategic Services segment income from operations increased $24.6 million for the year ended December 31, 2014 due to higher volume in logistics, lower restructuring and impairment charges, a gain on the sale of a building and royalties for the licensing of intellectual property, partially offset by higher costs of transportation, the prior year reversals of earnouts from acquisitions and higher depreciation and amortization expense. Operating margins increased from 9.5% to 9.9% of which 0.3 percentage points were due to lower restructuring, impairment and other charges.  The remainder of the increase was due to a favorable mix in logistics, a gain on the sale of a building and royalties for the licensing of intellectual property, partially offset by an increase in transportation costs.

International

	Year Ended
	December 31
	2014	2013
	(in millions, except percentages)
Net sales	$2,595.7	2,659.7
Income from operations	106.7	147.3
Operating margin	4.1%	5.5%
Restructuring and impairment and other charges--net	22.3	18.9
Acquisition related expenses	0.4	0.2

	Net Sales for the Year Ended
	December 31
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Asia	$743.7	$743.4	$0.3	0.0%
Business process outsourcing	467.0	491.7	(24.7)	(5.0%)
Latin America	440.6	511.7	(71.1)	(13.9%)
Europe	383.7	373.6	10.1	2.7%
Global Turnkey Solutions	341.7	305.4	36.3	11.9%
Canada	219.0	233.9	(14.9)	(6.4%)
Total International	$2,595.7	$2,659.7	$(64.0)	(2.4%)

Net sales in the International segment for the year ended December 31, 2014 were $2,595.7 million, a decrease of $64.0 million, or 2.4%, compared to the same period in 2013, including a $40.8 million, or 1.5%, decrease due to changes in foreign exchange rates. The net sales decrease was due to price pressures in Asia, the impact of dispositions in business process outsourcing, the bankruptcy liquidation of RRDA and lower pass-through print management volume in business process outsourcing. These decreases were partially offset by price increases driven by inflation in Latin America, higher volume in Global Turnkey Services, increased volume in Asia, the acquisition of Consolidated Graphics and higher pass-through paper sales in Europe. An analysis of net sales by reporting unit follows:

•	Asia: Sales increased slightly due to higher volume in labels, book exports and packaging products, mostly offset by price pressures.
•

Business process outsourcing: Sales decreased due to a decrease in pass-through print management volume in part due to customer losses, the sale of GRES in the first quarter of 2014, the sale of MRM France during the fourth quarter of 2013 and price pressures, partially offset by higher outsourcing volume and changes in foreign exchanges rates.

•

Latin America: Sales decreased due to changes in foreign exchange rates across the region and the bankruptcy liquidation of RRDA, a subsidiary of the Company, partially offset by price increases driven by inflation primarily in Venezuela.

•	Europe: Sales increased due to the acquisition of Consolidated Graphics and an increase in pass-through paper sales, partially offset by price pressures.
•	Global Turnkey Solutions: Sales increased due to higher volume in part due to a new customer, partially offset by price pressures.
•	Canada: Sales decreased primarily due to changes in foreign exchange rates, partially offset by higher labels volume.

International segment income from operations decreased $40.6 million primarily due to price pressures primarily in Asia, wage inflation primarily in Latin America and Asia and changes in foreign exchange rates, partially offset by higher volume in Asia, higher outsourcing volume in business process outsourcing, the acquisition of Consolidated Graphics and cost control initiatives. Operating margins decreased from 5.5% to 4.1% due to price pressures and wage inflation in Latin America and Asia, partially offset by higher volume resulting from the acquisition of Consolidated Graphics and cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended
	December 31
	2014	2013
	(in millions)
Operating expenses	$175.1	$107.9
Restructuring and impairment charges	4.3	6.1
Acquisition-related expenses	8.1	5.7
Pension settlement charges	95.7	-

Corporate operating expenses in the year ended December 31, 2014 were $175.1 million, an increase of $67.2 million compared to the same period in 2013. The increase was driven by pension settlement charges of $95.7 million, higher bad debt expense and long-term compensation expense offset by lower healthcare costs.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the year ended December 31, 2012	$(369.8)	(3.6%)	$(651.4)	$(3.61)
2013 restructuring, impairment and other charges - net	(133.5)	(1.3%)	(88.2)	(0.48)
2012 restructuring, impairment and other charges - net	1,118.5	10.9%	981.9	5.44
Acquisition-related expenses	(3.4)	(0.1%)	(3.0)	(0.02)
2012 gain on pension curtailment	(3.7)	(0.0%)	(2.8)	(0.02)
2013 loss on disposal of business	—	—	(12.3)	(0.07)
Loss on investments	—	—	(1.0)	(0.01)
2013 Venezuela devaluation	—	—	(1.0)	(0.01)
Loss on debt extinguishment	—	—	(43.3)	(0.23)
Income tax adjustments	—	—	60.9	0.33
Operations	(28.4)	(0.4%)	(28.6)	(0.17)
For the year ended December 31, 2013	$579.7	5.5%	$211.2	$1.15

2013 restructuring, impairment and other charges—net: included pre-tax charges of $40.4 million for employee termination costs primarily related to the closing of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations; $38.4 million for other estimated charges related to the decision to partially withdraw from certain multi-employer pension plans; $33.8 million of lease termination and other restructuring costs, of which $14.7 million related to multi-employer pension plan withdrawal charges primarily attributable to manufacturing facility closures; $17.6 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures and charges of $3.3 million for the impairment of other intangible assets in the financial reporting unit within the Strategic Services segment.

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

For the year ended December 31, 2013, the Company recorded net restructuring, impairment and other charges of $133.5 million compared to $1,118.5 million in 2012. In 2013, these charges included $40.4 million of employee termination costs for 1,382 employees, of whom substantially all were terminated as of December 31, 2014. These charges were the result of the closing of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations. Additionally, the Company recorded $38.4 million of other charges for estimated obligations related to the decision to withdraw from certain multi-employer pension plans. For the year ended December 31, 2013, the Company also incurred lease termination and other restructuring charges of $33.8 million, of which $14.7 million related to multi-employer pension plan complete or partial withdrawal charges as a result of facility closures, and $17.6 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings. In addition, the Company recorded non-cash impairment charges of $3.3 million related to acquired customer relationship intangible assets in the financial reporting unit within the Strategic Services segment.

For the year ended December 31, 2012, the Company recorded net restructuring, impairment and other charges of $1,118.5 million. These charges included non-cash pre-tax charges of $848.4 million for the impairment of goodwill for the magazines, catalogs and retail inserts, books and directories and Europe reporting units under the Previous Organization Structure. The goodwill impairment charges resulted from reductions in the estimated fair value of these reporting units, based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the previous annual goodwill impairment test. The lower expectations for the magazines, catalogs and retail inserts reporting unit were due to price pressures driven by excess capacity in the industry and erosion of ad pages and circulation for magazines. The lower expectations for the books and directories reporting unit were due to lower demand for educational books as a result of state and local budget constraints, the impact of electronic substitution on consumer book and directory volumes and price pressure driven by excess capacity in the industry. The lower expectations for the Europe reporting unit were due to lower volumes from existing customers and price pressures driven by excess capacity in the industry. Of the $848.4 million goodwill impairment charge recorded in the magazines, catalogs and retail inserts, books and directories and Europe reporting units under the Previous Organization Structure, $669.9 million, $129.9 million, $44.9 million and $3.7 million is now included in the Publishing and Retail Services, Strategic Services, International and Variable Print segments, respectively. In addition, the Company recorded non-cash impairment charges of $158.0 million related to acquired customer relationship intangible assets in the books and directories, magazines, catalogs and retail inserts and Latin America reporting units, under the Previous Organization Structure. For the year ended December 31, 2012, the Company also recorded $66.6 million for workforce reductions of 2,200 employees (all of whom were terminated as of December 31, 2014) associated with actions resulting from the reorganization of sales and administrative functions across all segments, the closing of three manufacturing facilities within the Variable Print segment, two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $25.3 million and impairment charges of $20.2 million, primarily related to machinery and equipment associated with facility closings and other asset disposals.

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

●

Asia: Sales increased due to higher book export volume, increased pass-through paper sales, higher volume in packaging products and technology manuals and changes in foreign exchange rates, partially offset by price pressures.

●

Latin America: Sales increased primarily due to price increases driven by inflation, as well as higher volume in security products, catalogs, magazines and labels, partially offset by changes in foreign exchange rates.

●

Business process outsourcing: Sales decreased due to customer losses, primarily impacting pass-through print management volume, as well as in real estate and outsourcing services, lower volume in direct mail, including the impact of the disposition of the MRM France business, and changes in foreign exchange rates.

●

Europe: Sales increased due to higher volume in print and packaging, retail inserts and magazines, changes in foreign exchange rates and an increase in pass-through paper sales, partially offset by a decline in technology manuals and directories volume and price pressures.

●	Global Turnkey Solutions: Sales increased due to favorable mix, higher volume and changes in foreign exchange rates, partially offset by price pressures.
●	Canada: Sales increased due to an increase in labels and statement printing volume, largely offset by changes in foreign exchange rates.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.5 billion senior secured revolving credit facility (the “Credit Agreement”) are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, distributions to shareholders that may be approved by the Board of Directors, acquisitions, capital expenditures necessary to support productivity improvement and growth and completion of restructuring programs.

The following describes the Company’s cash flows for the years ended December 31, 2014, 2013 and 2012.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

2014 compared to 2013

Net cash provided by operating activities was $722.7 million for the year ended December 31, 2014, compared to $694.8 million for the year ended December 31, 2013. The increase in net cash provided by operating activities reflected timing of supplier payments and cash collections, partially offset by an increase in pension and other postretirement benefits plan contributions and higher payments in 2014 related to 2013 incentive compensation.

2013 compared to 2012

Net cash provided by operating activities for the year ended December 31, 2013 was $694.8 million as compared to $691.9 million for the year ended December 31, 2012. The slight increase in net cash provided by operating activities primarily reflected lower pension and other postretirement benefits plan contributions, lower payments in 2013 related to 2012 incentive compensation and the 2013 suspension of the Company’s 401(k) match, partially offset by working capital changes. The Company had a modest increase in working capital in 2013 compared to a significant reduction in 2012. Despite an increase in year-end working capital, the Company’s average working capital requirements in 2013 were lower than in 2012 due to ongoing focus on billing cycle improvement, collections efficiency and inventory management.

Cash Flows From Investing Activities

2014 compared to 2013

Net cash used in investing activities for the year ended December 31, 2014 was $577.2 million compared to $212.4 million for the year ended December 31, 2013. Net cash used for acquisitions was $380.8 million during the year ended December 31, 2014, substantially all related to the acquisitions of Consolidated Graphics, Esselte and MultiCorpora. Capital expenditures were $223.6 million during the year ended December 31, 2014, an increase of $7.0 million as compared to the same period of 2013. Net cash used for dispositions of businesses was $1.6 million for the year ended December 31, 2014, which included cash incentive payments made in connection with the disposal of MRM France offset by net cash proceeds from the dispositions of GRES, Journalism Online and RRDA. Cash provided by investing activities included proceeds from the sale of investments and other assets of $42.7 million, primarily related to facility closures and related property. Cash used in investing activities for the year ended December 31, 2013 included $12.0 million related to cash incentive payments made to the purchaser in connection with the disposal of MRM France.

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

Cash Flows From Financing Activities

2014 compared to 2013

Net cash used in financing activities for the year ended December 31, 2014 was $605.1 million compared to $122.8 million provided in financing activities in the same period in 2013. Cash on hand and borrowings under the Credit Agreement were used to pay $258.2 million of the 4.95% senior notes that matured during the second quarter of 2014. Additionally, during the year ended December 31, 2014, the Company received proceeds of $400.0 million from the issuance of 6.00% senior notes due April 1, 2024, which were used, along with borrowings under the Credit Agreement, to repurchase $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. The Company also repaid $118.4 million of debt and interest assumed from the Consolidated Graphics acquisition during the year ended December 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $1,197.8 million from the issuance of 7.875% senior notes due March 15, 2021, 7.00% senior notes due February 15, 2022 and 6.50% senior notes due November 15, 2023.  Proceeds from the issuances were used to repurchase $273.5 million of the 6.125% senior notes due January 15, 2017, $250.0 million of the 7.25% senior notes due May 15, 2018, $130.2 million of the 8.60% senior notes due August 15, 2016 and $100.0 million of the 5.50% senior notes due May 15, 2015, to reduce borrowing under the Credit Agreement, for general corporate purposes, as well as to provide cash on hand in anticipation of the acquisition of Consolidated Graphics.

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

Dividends

Cash dividends paid to shareholders totaled $203.1 million, $188.5 million and $187.1 million in 2014, 2013 and 2012, respectively. On January 15, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on March 2, 2015 to shareholders of record on February 13, 2015.

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

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2014:

	Payments Due In
	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions)
Debt (a)	$3,636.8	$203.5	$220.7	$251.5	$250.0	$411.1	$2,300.0
Interest due on debt (b)	1,702.8	264.5	259.0	232.4	215.7	183.5	547.7
Operating leases (c)	518.0	155.3	106.1	74.3	42.8	31.5	108.0
Multi-employer pension plan withdrawal obligations	260.3	19.5	15.9	15.8	15.8	15.8	177.5
Deferred compensation	120.0	20.1	10.6	18.4	8.4	8.3	54.2
Outsourced services	90.7	57.9	19.8	8.6	2.4	1.9	0.1
Incentive compensation	72.5	72.5	—	—	—	—	—
Pension and other postretirement benefits plan contributions (d)	60.0	30.0	30.0	—	—	—	—
Other (e)	79.0	64.6	7.9	4.3	1.1	1.1	—
Total as of December 31, 2014	$6,540.1	$887.9	$670.0	$605.3	$536.2	$653.2	$3,187.5
(a)

Excludes a discount of $3.5 million and an adjustment for fair value hedges of $0.8 million related to the Company’s 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

(b)	Interest due on debt includes scheduled interest payments, net of $13.1 million of estimated cash receipts from interest rate swaps.
(c)	Operating leases include obligations to landlords.
(d)

Includes the high end of the estimated range for 2015 and 2016 pension and other postretirement benefits plan contributions and does not include the obligations for subsequent periods, as the Company is unable to reasonably estimate the ultimate amounts.

(e)

Other represents contractual obligations for purchases of natural gas ($15.0 million), employee restructuring-related severance payments ($13.0 million) and purchases of property, plant and equipment ($36.5 million). Additionally, the Company has included $2.2 million of uncertain tax liabilities that are classified as current liabilities in the Consolidated Balance Sheets as payments due in 2015. Excluded from the table are $56.3 million of uncertain tax liabilities, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement or other resolution.

LIQUIDITY

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

Cash and cash equivalents were $527.9 million as of December 31, 2014, a decrease of $500.5 million as compared to December 31, 2013. The December 31, 2013 cash and cash equivalents balance included proceeds from the issuance of $350.0 million of 6.50% senior notes in anticipation of the acquisition of Consolidated Graphics.

The Company’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Cash and cash equivalents as of December 31, 2014 included $64.4 million in the U.S. and $463.5 million at international locations. During 2015, the Company’s foreign subsidiaries are expected to make intercompany payments to the U.S. of approximately $30.0 million from foreign cash balances available at December 31, 2014. These payments, and additional payments up to approximately $250.0 million are expected to be made in 2015 and in future years, will be made in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $2.6 million as of December 31, 2014 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $527.9 million at December 31, 2014 were short-term investments in the amount of $36.2 million, which primarily consist of short-term deposits and money market funds. These investments are with institutions with sound credit ratings and are expected to be highly liquid.

The Company has a senior secured revolving Credit Agreement which was amended effective September 9, 2014 to increase the aggregate revolving commitments of the lenders from $1.15 billion to $1.5 billion and to extend the expiration date from October 15, 2017 to September 9, 2019.  Additionally, in order to provide greater flexibility due to the increased size of the Company as a result of the acquisitions of Consolidated Graphics and Esselte, certain terms of the Credit Agreement were amended effective April 11, 2014. For more detail refer to the Credit Agreement and its amendments filed as exhibits to this Annual Report on Form 10-K.

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

The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. There were no borrowings under the Credit Agreement as of December 31, 2014. Based on the Company’s results of operations for the year ended December 31, 2014 and existing debt, the Company would have had the ability to utilize $1.3 billion of the $1.5 billion Credit Agreement and not have been in violation of the terms of the agreement.

The current availability under the Credit Agreement and net available liquidity as of December 31, 2014 is shown in the table below:

December 31, 2014
Availability	(in millions)
Committed Credit Agreement	$1,500.0
Availability reduction from covenants	237.3
$1,262.7
Usage
Borrowings under the Credit Agreement	-
Impact on availability related to outstanding letters of credit	-
$-

Current availability at December 31, 2014	$1,262.7
Cash	527.9
Net Available Liquidity (a)	$1,790.6
(a)	Net available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities

___________

The Company was in compliance with its debt covenants as of December 31, 2014, and expects to remain in compliance based on management’s estimates of operating and financial results for 2015 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of December 31, 2014, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by seventeen U.S. and international financial institutions.

As of December 31, 2014, the Company had $93.7 million in outstanding letters of credit and bank guarantees, of which $56.5 million were issued under the Credit Agreement. The letters of credit issued under the Credit Agreement did not reduce availability under the Credit Agreement as of December 31, 2014, as the amounts issued were less than the reduction in availability from the Leverage Ratio covenant. As of December 31, 2014, the Company also had $178.3 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). As of December 31, 2014, bank acceptance drafts, letters of credit and guarantees of $91.7 million were issued, and reduced availability, under the Company’s Other Facilities. Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $2.5 million as of December 31, 2014.

The Company’s Standard and Poor’s Rating Services (“S&P”) and Moody’s Investor Service (“Moody’s”) credit ratings as of December 31, 2014 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	BB-, stable outlook	Ba2, negative outlook
Senior unsecured debt	BB-	Ba3
Credit Agreement	BB+	Baa2

As a result of previous downgrades by Moody’s and S&P, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was 12.75% as of December 31, 2014 and 2013. The applicable margin used in the calculation of interest on borrowings under the Credit Agreement and rate for the related facility commitment fees fluctuate dependent on the Credit Agreement’s credit ratings. The terms and conditions of future borrowings may also be impacted as a result of ratings downgrades.

Acquisitions and Dispositions

During the year ended December 31, 2014, the Company paid $380.8 million of total cash purchase prices, net of cash acquired, substantially all for the acquisitions of Consolidated Graphics, Esselte and MultiCorpora. The Company financed the cash portion of these acquisitions with a combination of cash on hand, including net proceeds from the $350.0 million 6.50% senior note issuance on November 12, 2013, and borrowings under the Credit Agreement.

During the year ended December 31, 2014, the Company sold the assets and liabilities of Journalism Online, a provider of online subscription management services, for net proceeds of $10.7 million, of which $9.5 million was received as of December 31, 2014. The Company also sold the assets and liabilities of GRES, its commercial and residential real estate advisory services, for net proceeds of $1.8 million.

During the year-ended December 31, 2013, the Company sold the assets and liabilities of MRM France, resulting in cash incentive payments due to the purchaser of $18.8 million, of which $16.4 million was paid as of December 31, 2014 with the remaining balance to be paid by January 2016.

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

On November 12, 2013, the Company issued $350.0 million of 6.50% senior notes due November 15, 2023. Interest on the notes is payable semi-annually on May 15 and November 15, and commenced on May 15, 2014. The net proceeds from the offering, along with cash on hand and borrowings under the Credit Agreement, were used to finance the cash portion of the acquisition of Consolidated Graphics.

On August 26, 2013, the Company issued $400.0 million of 7.00% senior notes due February 15, 2022. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, and commenced on February 15, 2014. The net proceeds from the offering were used to repurchase $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017.

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

Risk Management

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At December 31, 2014, the Company’s exposure to rate fluctuations on variable-interest borrowings was $192.5 million, including $190.0 million notional value of interest rate swap agreements (See Note 14, Derivatives, to the Consolidated Financial Statements) and $2.5 million in borrowings under the Company’s Other Facilities. Including the effect of the fixed to floating interest rate swaps, approximately 95% of the Company’s outstanding term debt was comprised of fixed-rate debt as of December 31, 2014.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at December 31, 2014 and 2013 by approximately $102.3 million and $107.3 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of December 31, 2014 and 2013, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $377.2 million and $372.1 million, respectively (see Note 14, Derivatives, to the Consolidated Financial Statements). Net unrealized gains from these foreign exchange forward contracts were $6.5 million at December 31, 2014. Net unrealized losses from these exchange forward contracts were $1.1 million at December 31, 2013. The Company does not use derivative financial instruments for trading or speculative purposes.

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

New Accounting Pronouncements

Recently issued accounting standards and their estimated effect on the Company’s consolidated financial statements are also described in Note 22, New Accounting Pronouncements, to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to interest rate risk on its variable-rate debt, price risk on its fixed-rate debt and the impact of foreign currency fluctuations in certain countries in which it operates. The Company discusses risk management in various places throughout this document, including discussions in Item 7 of Part II of this Annual Report on Form 10-K concerning Liquidity and Capital Resources and in Note 14, Derivatives, to Consolidated Financial Statements.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2014, 2013 or 2012. The Company maintains provisions for potential credit losses and such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

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

The financial information required by Item 8 is contained in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2014 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the internal control over financial reporting of R.R. Donnelley & Sons Company and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 21, 2015 (the “2015 Proxy Statement”). See also the information with respect to the Company’s executive officers at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

The Company has adopted a policy statement entitled Code of Ethics that applies to its chief executive officer and senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.rrdonnelley.com. A copy of the Company’s Code of Ethics has been filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2015 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2014 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Plan Category	(in thousands) (1)	(2)	(in thousands) (3)
Equity compensation plans approved by security holders(a)	7,504.8	$19.43	6,908.9(c)
(a)	Includes 3,658,253 shares issuable upon the vesting of restricted stock units.
(b)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)

All of these shares are available for issuance under the 2012 Performance Incentive Plan. The 2012 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 10,000,000 in the aggregate, of which 6,908,926 remain available for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2015 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2015.

R.R. DONNELLEY & SONS COMPANY

By:	/ S / Daniel N. Leib
Daniel N. Leib Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th day of February 2015.

Signature and Title	Signature and Title

/ S / THOMAS J. QUINLAN, III	/ S / JUDITH H. HAMILTON *
Thomas J. Quinlan, III President and Chief Executive Officer, Director (Principal Executive Officer)	Judith H. Hamilton Director

/ S / DANIEL N. LEIB	/ S / JEFFREY G. KATZ *
Daniel N. Leib Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Jeffrey G. Katz Director

/ S / ANDREW B. COXHEAD	/ S / RICHARD K. PALMER *
Andrew B. Coxhead Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Richard K. Palmer Director

/ S / SUSAN M. CAMERON *	/ S / JOHN C. POPE *
Susan M. Cameron Director	John C. Pope Chairman of the Board, Director

/ S / RICHARD L. CRANDALL *	/ S / MICHAEL T. RIORDAN *
Richard L. Crandall Director	Michael T. Riordan Director

/ S / SUSAN M. GIANINNO *	/ S / OLIVER R. SOCKWELL *
Susan M. Gianinno Director	Oliver R. Sockwell Director

By:	/ S / Suzanne S. Bettman
Suzanne S. Bettman As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission

ITEM 15(a).  INDEX TO FINANCIAL STATEMENTS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Products net sales	$9,715.2	$8,765.8	$8,835.1
Services net sales	1,888.2	1,714.5	1,386.8
Total net sales	11,603.4	10,480.3	10,221.9

Products cost of sales (exclusive of depreciation and amortization)	7,581.6	6,816.9	6,874.2
Services cost of sales (exclusive of depreciation and amortization)	1,471.2	1,332.9	1,014.8
Total cost of sales	9,052.8	8,149.8	7,889.0

Products gross profit	2,133.6	1,948.9	1,960.9
Services gross profit	417.0	381.6	372.0
Total gross profit	2,550.6	2,330.5	2,332.9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,427.0	1,181.5	1,102.6
Restructuring, impairment and other charges-net (Note 3)	133.7	133.5	1,118.5
Depreciation and amortization	474.0	435.8	481.6
Income (loss) from operations	515.9	579.7	(369.8)
Interest expense-net (Note 13)	282.1	261.4	251.8
Investment and other expense-net	9.6	27.4	2.3
Loss on debt extinguishment	77.1	81.9	16.1
Earnings (loss) before income taxes	147.1	209.0	(640.0)
Income tax expense (benefit) (Note 12)	26.3	(9.2)	13.6
Net earnings (loss)	120.8	218.2	(653.6)
Less: Income (loss) attributable to noncontrolling interests	3.4	7.0	(2.2)
Net earnings (loss) attributable to RR Donnelley common shareholders	$117.4	$211.2	$(651.4)

Net earnings (loss) per share attributable to RR Donnelley common shareholders (Note 15):

Basic net earnings (loss) per share	$0.59	$1.16	$(3.61)
Diluted net earnings (loss) per share	$0.59	$1.15	$(3.61)
Weighted average number of common shares outstanding
Basic	198.5	181.9	180.4
Diluted	200.0	183.5	180.4

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2014	2013	2012
Net earnings (loss)	$120.8	$218.2	$(653.6)

Other comprehensive (loss) income, net of tax (Note 16):
Translation adjustments	(45.2)	(22.8)	11.4
Adjustment for net periodic pension and other postretirement benefits plan cost	(240.9)	563.7	(177.6)
Change in fair value of derivatives	0.1	0.4	0.5
Other comprehensive (loss) income	(286.0)	541.3	(165.7)
Comprehensive (loss) income	(165.2)	759.5	(819.3)
Less: comprehensive income (loss) attributable to noncontrolling interests	2.9	7.2	(2.0)
Comprehensive (loss) income attributable to RR Donnelley common shareholders	$(168.1)	$752.3	$(817.3)

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$527.9	$1,028.4
Receivables, less allowances for doubtful accounts of $44.3 in 2014 (2013 - $44.8) (Note 5)	2,033.8	1,832.3
Inventories (Note 6)	586.2	501.2
Prepaid expenses and other current assets	225.4	199.7
Total current assets	3,373.3	3,561.6
Property, plant and equipment-net (Note 7)	1,515.5	1,430.1
Goodwill (Note 4)	1,706.6	1,436.3
Other intangible assets-net (Note 4)	423.7	315.9
Deferred income taxes (Note 12)	234.1	118.8
Other noncurrent assets	386.1	375.5
Total assets	$7,639.3	$7,238.2
LIABILITIES
Accounts payable	$1,296.6	$1,143.0
Accrued liabilities (Note 9)	867.3	814.8
Short-term and current portion of long-term debt (Note 13)	203.4	270.9
Total current liabilities	2,367.3	2,228.7
Long-term debt (Note 13)	3,429.1	3,587.0
Pension liabilities (Note 11)	616.1	245.2
Other postretirement benefits plan liabilities (Note 11)	210.8	174.1
Other noncurrent liabilities	395.6	349.5
Total liabilities	7,018.9	6,584.5
Commitments and Contingencies (Note 10)
EQUITY
RR Donnelley shareholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 259.0 shares in 2014 (2013 - 243.0 shares)	323.7	303.7
Additional paid-in-capital	3,041.5	2,802.4
Accumulated deficit	(559.1)	(473.4)
Accumulated other comprehensive loss	(773.6)	(488.1)
Treasury stock, at cost, 59.2 shares in 2014 (2013 - 61.2 shares)	(1,438.7)	(1,512.8)
Total RR Donnelley shareholders' equity	593.8	631.8
Noncontrolling interests	26.6	21.9
Total equity	620.4	653.7
Total liabilities and equity	$7,639.3	$7,238.2

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net earnings (loss)	$120.8	$218.2	$(653.6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment charges	47.3	21.5	1,027.1
Depreciation and amortization	474.0	435.8	481.6
Provision for doubtful accounts receivable	16.9	18.2	8.7
Share-based compensation	17.7	19.9	25.4
Deferred income taxes	(87.0)	(41.1)	(52.0)
Changes in uncertain tax positions	(3.0)	(18.6)	(26.4)
(Gain) loss on investments and other assets - net	(3.9)	21.5	(1.0)
Loss related to Venezuela currency remeasurement - net	18.4	3.2	—
Loss on debt extinguishment	77.1	81.9	16.1
Net pension and other postretirement benefits plan income	(48.7)	(18.3)	(42.4)
Loss on pension settlement	95.7	—	—
Gain on pension curtailment	—	—	(3.7)
Gain on bargain purchase	(9.5)	—	—
Other	44.0	(5.1)	41.7
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(49.6)	13.4	(5.7)
Inventories	(14.1)	5.3	6.5
Prepaid expenses and other current assets	(10.8)	(4.6)	4.0
Accounts payable	81.4	(66.0)	120.8
Income taxes payable and receivable	(3.0)	(38.1)	6.5
Accrued liabilities and other	0.9	77.3	(113.0)
Pension and other postretirement benefits plan contributions	(41.9)	(29.6)	(148.7)
Net cash provided by operating activities	722.7	694.8	691.9
INVESTING ACTIVITIES
Capital expenditures	(223.6)	(216.6)	(205.9)
Acquisitions of businesses, net of cash acquired	(380.8)	0.4	(126.9)
Disposition of businesses	(1.6)	(12.0)	—
Proceeds from sales of investments and other assets	42.7	13.0	50.7
Transfers (to)/from restricted cash	(12.3)	3.4	(0.2)
Other investing activities	(1.6)	(0.6)	(2.5)
Net cash used in investing activities	(577.2)	(212.4)	(284.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	400.0	1,197.8	450.0
Net change in short-term debt	(0.4)	(3.2)	(1.4)
Payments of current maturities and long-term debt	(811.5)	(830.4)	(625.2)
Net payments of credit facility borrowings	—	—	(65.0)
Debt issuance costs	(13.7)	(20.4)	(23.6)
Dividends paid	(203.1)	(188.5)	(187.1)
Proceeds (payments) to settle forward contracts	24.0	(38.0)	—
Other financing activities	(0.4)	5.5	14.3
Net cash (used in) provided by financing activities	(605.1)	122.8	(438.0)
Effect of exchange rate on cash and cash equivalents	(40.9)	(7.5)	11.9
Net (decrease) increase in cash and cash equivalents	(500.5)	597.7	(19.0)
Cash and cash equivalents at beginning of year	1,028.4	430.7	449.7
Cash and cash equivalents at end of period	$527.9	$1,028.4	$430.7

Supplemental non-cash disclosure:
Issuances of 17.0 million shares of RR Donnelley stock for acquisitions of businesses	$319.0	$—	$—
Proceeds deposited in escrow from sale of property	—	—	8.3

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in-	Treasury Stock		Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total RR Donnelley's Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	Loss	Equity	Interests	Equity
Balance at January 1, 2012	243.0	$303.7	$2,888.7	(64.5)	$(1,628.8)	$342.4	$(863.3)	$1,042.7	$19.5	$1,062.2
Net loss						(651.4)		(651.4)	(2.2)	(653.6)
Other comprehensive (loss) income							(165.9)	(165.9)	0.2	(165.7)
Share-based compensation			25.4					25.4		25.4
Issuance of share-based awards, net of withholdings and other			(74.7)	1.9	63.8			(10.9)		(10.9)
Cash dividends paid						(187.1)		(187.1)		(187.1)
Distributions to noncontrolling interests								—	(1.6)	(1.6)
Balance at December 31, 2012	243.0	$303.7	$2,839.4	(62.6)	$(1,565.0)	$(496.1)	$(1,029.2)	$52.8	$15.9	$68.7
Net earnings						211.2		211.2	7.0	218.2
Other comprehensive income							541.1	541.1	0.2	541.3
Share-based compensation			19.9					19.9		19.9
Issuance of share-based awards, net of withholdings and other			(56.9)	1.4	52.2			(4.7)		(4.7)
Cash dividends paid						(188.5)		(188.5)		(188.5)
Distributions to noncontrolling interests								—	(1.2)	(1.2)
Balance at December 31, 2013	243.0	$303.7	$2,802.4	(61.2)	$(1,512.8)	$(473.4)	$(488.1)	$631.8	$21.9	$653.7
Net earnings						117.4		117.4	3.4	120.8
Other comprehensive loss							(285.5)	(285.5)	(0.5)	(286.0)
Share-based compensation			17.7					17.7		17.7
Issuances of common stock	16.0	20.0	280.7					300.7		300.7
Issuances of treasury stock			(14.3)	1.0	32.6			18.3		18.3
Issuance of share-based awards, net of withholdings and other			(45.0)	1.0	41.5			(3.5)		(3.5)
Cash dividends paid						(203.1)		(203.1)		(203.1)
Noncontrolling interests in acquired business								—	2.7	2.7
Distributions to noncontrolling interests								—	(0.9)	(0.9)
Balance at December 31, 2014	259.0	$323.7	$3,041.5	(59.2)	$(1,438.7)	$(559.1)	$(773.6)	$593.8	$26.6	$620.4

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation —The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation. The accounts of businesses acquired during 2014 and 2012 are included in the consolidated financial statements from the dates of acquisition. There were no acquisitions during the year ended December 31, 2013 (see Note 2).

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

Foreign Operations —Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) while transaction gains and losses are recorded in net earnings (loss). Deferred taxes are not provided on cumulative foreign currency translation adjustments when the Company expects foreign earnings to be permanently reinvested. Since January 1, 2010, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index has exceeded 100%. As a result, Venezuela’s economy is considered highly inflationary and the financial statements of the Company’s Venezuelan entities are remeasured as if the functional currency were the U.S. Dollar. See Note 21 for further discussion.

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

Receivables— Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s consolidated net sales in 2014, 2013 or 2012. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. See Note 5 for details of activity affecting the allowance for doubtful accounts receivable.

Inventories —Inventories include material, labor and factory overhead and are stated at the lower of cost or market and net of excess and obsolescence reserves for raw materials and finished goods. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory. Specific excess and obsolescence provisions are also made when a review of specific balances indicates that the inventories will not be utilized in production or sold. The cost of 59.8% and 65.2% of the inventories at December 31, 2014 and 2013, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs within results of operations; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

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

Goodwill —Goodwill is reviewed for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. The annual goodwill impairment tests for 2013 and 2012 were performed based on the Company’s previous organization structure prior to the reorganization of the Company’s reportable segment in the fourth quarter of 2013 (the “Previous Organization Structure”).

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

The Company also performs an interim review for indicators of impairment at each quarter-end to assess whether an interim impairment review is required for any reporting unit. In the Company’s interim review for indicators of impairment as of December 31, 2014, management concluded that there were no indicators that the fair value of any of the reporting units with goodwill was more likely than not below its carrying value.

Amortization —Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense, primarily related to internally-developed software and excluding amortization expense related to other intangible assets, was $41.2 million, $34.1 million and $26.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Deferred debt issuance costs are amortized over the term of the related debt. Other intangible assets, except for those intangible assets with indefinite lives, are recognized separately from goodwill and are amortized over their estimated useful lives. Other intangible assets with indefinite lives are not amortized. See Note 4 for further discussion of other intangible assets and the related amortization expense.

Financial Instruments —The Company uses derivative financial instruments to hedge exposures to interest rate and foreign exchange fluctuations in the ordinary course of business.

All derivatives are recorded as other current or noncurrent assets or other current or noncurrent liabilities on the balance sheet at their respective fair values with unrealized gains and losses recorded in comprehensive income (loss), net of applicable income taxes, or in the results of operations, depending on the purpose for which the derivative is held. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in the results of operations. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the results of operations. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in the results of operations.

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

The Company recognizes deferred tax liabilities related to taxes on certain foreign earnings that are not considered to be permanently reinvested. No deferred tax liabilities are recognized for foreign earnings that are considered to be permanently reinvested. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

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

Comprehensive Income (Loss) —Comprehensive income (loss) for the Company consists of net earnings (loss), unrecognized actuarial gains and losses, prior service cost for pension and other postretirement benefit plans, foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments. See Note 16 for further discussion.

Note 2. Acquisitions and Dispositions

On February 5, 2015, the Company announced that it had entered into a definitive agreement to acquire Courier Corporation (“Courier”) for a total transaction value of approximately $261.0 million in cash and RR Donnelley shares, plus the assumption of Courier’s net debt and payout of outstanding equity awards.  Courier is a leader in digital printing, publishing and content management in the United States, specializing in educational, religious and trade books.  The completion of the transaction is subject to customary closing conditions, including regulatory approval and approval of Courier’s shareholders.

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

On January 31, 2014, the Company acquired Consolidated Graphics, Inc. (“Consolidated Graphics”), a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, with operations in North America, Europe and Asia. The acquisition enhanced the Company’s ability to provide integrated communications solutions for its customers. The purchase price for Consolidated Graphics was $359.9 million in cash and 16.0 million shares of RR Donnelley common stock, or a total transaction value of $660.6 million based on the Company’s closing share price on January 30, 2014, plus the assumption of Consolidated Graphics’ debt of $118.4 million. Immediately following the acquisition, the Company repaid substantially all of the debt assumed. Consolidated Graphics’ operations are included in the Variable Print segment, with the exception of operations in the Czech Republic and Japan which are included in the International segment.

For the year ended December 31, 2014, the Company recorded $8.6 million of acquisition-related expenses associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Esselte, MultiCorpora and Consolidated Graphics acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including other intangible assets, based on their estimated fair values at the applicable acquisition date. The excess of the cost of the MultiCorpora and Consolidated Graphics acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The goodwill associated with these acquisitions is primarily attributable to the synergies expected to arise as a result of the acquisitions.

For Esselte, the fair value of the identifiable net assets acquired of approximately $110.1 million exceeded the purchase price of $100.6 million, resulting in a bargain purchase gain of $9.5 million for the year ended December 31, 2014, which was recorded in net investment and other expense. The gain on the bargain purchase was primarily attributable to the Company’s ability to utilize certain tax operating losses.

The tax deductible goodwill related to the Consolidated Graphics, Esselte and MultiCorpora acquisitions was $73.4 million.

Based on the valuations, the final purchase price allocations for these acquisitions as well as the purchase price allocation for an insignificant acquisition were as follows:

Accounts receivable	$241.9
Inventories	89.6
Prepaid expenses and other current assets	17.5
Property, plant and equipment	336.8
Other intangible assets	205.0
Other noncurrent assets	11.9
Goodwill	300.1
Accounts payable and accrued liabilities	(221.0)
Other noncurrent liabilities	(57.5)
Deferred taxes-net	(96.6)
Total purchase price-net of cash acquired	827.7
Less: debt assumed	118.4
Less: value of common stock issued	319.0
Less: gain on bargain purchase	9.5
Net cash paid	$380.8

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

2014 Dispositions

On August 15, 2014, the Company sold the assets and liabilities of Journalism Online, LLC (“Journalism Online”), a provider of online subscription management services, for net proceeds of $10.7 million, of which $9.5 million was received as of December 31, 2014, resulting in a gain of $11.2 million. The gain was included in net investment and other expense in the Consolidated Statement of Operations. The operations of the Journalism Online business were included in the Strategic Services segment.

On August 11, 2014, the Company’s subsidiary, RR Donnelley Argentina S.A. (“RRDA”), filed for bankruptcy liquidation in bankruptcy court in Argentina. The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed. As a result of the bankruptcy liquidation, the Company recorded a loss of $16.4 million in net investment and other expense for the year ended December 31, 2014. Effective as of the court’s approval, the operating results of RRDA are no longer included in the Company’s consolidated results of operations. RRDA had net sales of $22.1 million and a loss before income taxes of $3.4 million, net sales of $55.8 million and a loss before income taxes of $2.8 million and net sales of $62.3 million and income before income taxes of $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The operations of RRDA were included in the International segment.

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services, for net proceeds of $1.8 million and a loss of $0.8 million, which was recognized in net investment and other expense in the Consolidated Statements of Operations. The operations of the GRES business were included in the International segment.

2013 Disposition

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France, for a loss of $17.9 million, which was recognized in net investment and other expense in the Consolidated Statements of Operations. The loss included cash incentive payments due to the purchaser of $18.8 million, of which $16.4 million was paid as of December 31, 2014 with the remaining balance to be paid by January 2016. The operations of the MRM France business were included in the International segment.

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

On September 6, 2012, the Company acquired Express Postal Options International (“XPO”), a provider of international outbound mailing services to pharmaceutical, e-commerce, financial services, information technology, catalog, direct mail and other businesses. The acquisition of XPO expanded the range of logistics capabilities that the Company can provide to its customers and enhanced its integrated offerings. The purchase price for XPO, which included the Company’s estimate of contingent consideration, was $23.4 million, net of cash acquired of $1.0 million. The former owners of XPO could have received contingent consideration in the form of cash payments of up to $4.0 million subject to XPO achieving certain gross profit targets. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $3.5 million using a probability weighting of the potential payouts. The Company subsequently reversed the estimated fair value of the contingent consideration as the result of a decrease in the likelihood of achieving the gross profit targets. The adjustment to the fair value of the contingent consideration was recognized in selling, general and administrative expenses in the Consolidated Statements of Operations. XPO’s operations are included in the Strategic Services segment.

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

Pro forma results

The following unaudited pro forma financial information for the years ended December 31, 2014 and 2013 presents the combined results of operations of the Company and the 2014 acquisitions described above, as if the acquisitions had occurred at January 1, 2013.

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

	Year ended
	December 31,
	2014	2013
Net sales	$11,756.2	$11,814.2
Net earnings attributable to RR Donnelley common shareholders	151.1	202.4
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.76	$1.02
Diluted	$0.75	$1.01

The following table outlines unaudited pro forma financial information for the years ended December 31, 2014 and 2013:

	Year ended
	December 31,

	2014	2013
Amortization of purchased intangibles	$80.2	$84.8
Restructuring, impairment and other charges	103.0	170.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the years ended December 31, 2014 and 2013 were as follows:

	Year ended
	December 31,

	2014	2013
Depreciation and amortization of purchased assets, pre-tax	$5.5	$(10.2)
Acquisition-related expenses, pre-tax	18.9	(8.9)
Restructuring, impairment and other charges, pre-tax	32.8	(31.8)
Inventory fair value adjustments, pre-tax	14.3	(14.3)
Interest expense-net, pre-tax	2.6	(19.1)
Other pro forma adjustments, pre-tax	(4.9)	9.5
Income taxes	(19.8)	18.8

Note 3. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

2014	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Publishing and Retail Services	$(0.2)	$6.4	$6.2	$20.8	$23.7	$50.7
Variable Print	17.2	9.2	26.4	10.8	7.6	44.8
Strategic Services	3.5	2.1	5.6	1.8	4.2	11.6
International	7.3	1.3	8.6	13.7	—	22.3
Corporate	2.5	1.8	4.3	—	—	4.3
Total	$30.3	$20.8	$51.1	$47.1	$35.5	$133.7

Restructuring and Impairment Charges

For the year ended December 31, 2014, the Company recorded net restructuring charges of $30.3 million for employee termination costs for 654 employees, of whom 633 were terminated as of December 31, 2014. These charges primarily related to the integration of Consolidated Graphics, including the closure of seven Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure within the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $20.8 million for the year ended December 31, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. For the year ended December 31, 2014, the Company also recorded $14.0 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

As a result of the Company’s annual goodwill impairment test, the Company recorded non-cash charges of $18.1 million to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit within the Publishing and Retail Services segment. The goodwill impairment charges resulted from a reduction in the estimated fair value of the reporting unit based on lower expectations of future revenue, profitability and cash flows as compared to expectations as of the last annual goodwill impairment test. The lower expectations for the magazines, catalogs and retail inserts reporting unit were due to accelerating volume declines and increasing price pressures resulting from declining demand, primarily in catalogs and magazines.  Revenue and income from operations in the magazines, catalogs and retail inserts reporting unit for the year ended December 31, 2014 were lower than previous expectations due to volume declines and price pressures. The negative trends experienced in 2014 are expected to continue in future years.  The goodwill impairment charges were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions in valuing the significant tangible and intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

During the fourth quarter of 2014, the Company recorded non-cash impairment charges of $7.8 million, $4.1 million and $1.7 million related to the impairment of acquired customer relationship intangible assets in the Canada reporting unit within the International segment, the commercial and digital print reporting unit within the Variable Print segment and the financial reporting unit within the Strategic Services segment, respectively. The impairment of the customer relationship intangible assets resulted from a decline in expected future revenue and certain customer losses in the Canada reporting unit, the loss of certain customers in the commercial and digital print reporting unit and a decline in Latin America’s expected future capital markets transactions revenue in the financial reporting unit. During the year ended December 31, 2014, the Company also recorded non-cash charges of $1.4 million related to the impairment of trade names in the commercial and digital print reporting unit within the Variable Print segment as a result of facility closures. The impairment of the customer relationship assets was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.

Other Charges

For the year ended December 31, 2014, the Company recorded charges of $35.5 million as a result of its decision to withdraw from all multi-employer pension plans serving facilities that are currently operating. These charges for multi-employer pension plan withdrawal obligations, unrelated to facility closures, represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from all multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $14.9 million and $88.1 million, respectively, as of December 31, 2014. See Note 11 for further discussion of multi-employer pension plans.

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

Restructuring and Impairment Charges

For the year ended December 31, 2013, the Company recorded net restructuring charges of $40.4 million for employee termination costs for 1,382 employees, substantially all of whom were terminated as of December 31, 2014. These charges primarily related to the closing of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $33.8 million for the year ended December 31, 2013, of which $14.7 million related to multi-employer pension plan complete or partial withdrawal charges primarily attributable to manufacturing facility closures. For the year ended December 31, 2013, the Company also recorded $17.6 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

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

Restructuring and Impairment Charges

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

For the year ended December 31, 2012, the Company also recorded net restructuring charges of $66.6 million for employee termination costs for 2,200 employees, all of whom were terminated as of December 31, 2014. These charges primarily related to actions resulting from the reorganization of sales and administrative functions across all segments, the closing of three manufacturing facilities within the Variable Print segment, two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $25.3 million for the year ended December 31, 2012. For the year ended December 31, 2012, the Company also recorded $20.2 million of impairment charges primarily related to machinery and equipment associated with facility closures and other asset disposals. The fair values of the land, buildings, machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Restructuring Reserve

The restructuring reserve as of December 31, 2014 and 2013, and changes during the year ended December 31, 2014, were as follows:

	December 31, 2013	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2014
Employee terminations	$19.7	$30.3	$0.4	$(37.4)	$13.0
Multi-employer pension plan withdrawal obligations	36.8	3.0	(0.6)	(4.6)	34.6
Lease terminations and other	21.1	17.8	1.3	(25.1)	15.1
Total	$77.6	$51.1	$1.1	$(67.1)	$62.7

The current portion of restructuring reserves of $22.3 million at December 31, 2014 was included in accrued liabilities, while the long-term portion of $40.4 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at December 31, 2014.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by December 2015.

Payments on all of the Company’s multi-employer pension plan withdrawal obligations are scheduled to be substantially completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multi-employer pension plan withdrawals. See Note 11 for further discussion on multi-employer pension plans.

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

Payments associated with the employee terminations reflected in the above table were substantially completed by December 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

	Publishing and Retail Services	Variable Print	Strategic Services	International	Total
Net book value as of January 1, 2013
Goodwill	$688.0	$1,638.8	$1,007.5	$1,286.4	$4,620.7
Accumulated impairment losses	(669.9)	(1,105.2)	(243.4)	(1,165.8)	(3,184.3)
Total	18.1	533.6	764.1	120.6	1,436.4
Foreign exchange and other adjustments	—	(0.2)	(2.2)	2.3	(0.1)
Net book value as of December 31, 2013
Goodwill	688.0	1,638.6	1,005.4	1,275.9	4,607.9
Accumulated impairment losses	(669.9)	(1,105.2)	(243.5)	(1,153.0)	(3,171.6)
Total	18.1	533.4	761.9	122.9	1,436.3
Acquisitions	—	276.2	3.4	20.5	300.1
Foreign exchange and other adjustments	—	(0.7)	(0.2)	(10.8)	(11.7)
Impairment charges	(18.1)	—	—	—	(18.1)
Net book value as of December 31, 2014
Goodwill	688.0	1,914.1	987.5	1,213.9	4,803.5
Accumulated impairment losses	(688.0)	(1,105.2)	(222.4)	(1,081.3)	(3,096.9)
Total	$—	$808.9	$765.1	$132.6	$1,706.6

In the fourth quarter of 2014, the Company recorded non-cash charges of $18.1 million to reflect impairment of goodwill. See Note 3 for further discussion regarding this impairment charge.

The components of other intangible assets at December 31, 2014 and 2013 were as follows:

	December 31, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$865.6	$(498.0)	$367.6	$728.8	$(448.5)	$280.3
Patents	98.3	(98.3)	—	98.3	(98.3)	—
Trademarks, licenses and agreements	31.5	(29.7)	1.8	31.4	(28.2)	3.2
Trade names	43.1	(15.6)	27.5	27.1	(12.8)	14.3
Total amortizable other intangible assets	1,038.5	(641.6)	396.9	885.6	(587.8)	297.8
Indefinite-lived trade names	26.8	—	26.8	18.1	—	18.1
Total other intangible assets	$1,065.3	$(641.6)	$423.7	$903.7	$(587.8)	$315.9

In the fourth quarter of 2014, the Company recorded non-cash impairment charges of $7.8 million, $4.1 million and $1.7 million related to the impairment of acquired customer relationship intangible assets in the Canada reporting unit within the International segment, the commercial and digital print reporting unit within the Variable Print segment and the financial reporting unit within the Strategic Services segment, respectively.  During the year ended December 31, 2014, the Company also recorded non-cash charges of $1.4 million to reflect the impairment of trade names in the commercial and digital print reporting unit within the Variable Print segment as a result of facility closures. In the fourth quarter of 2013, the Company recorded non-cash charges of $3.3 million to reflect the impairment of acquired customer relationships within the financial reporting unit within the Strategic Services segment. See Note 3 for further discussion regarding these impairment charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The Company recorded additions to other intangible assets of $205.0 million for acquisitions during the year ended December 31, 2014, the components of which were as follows:

	December 31, 2014
	Amount	Weighted Average Amortization Period
Customer relationships	$178.2	9.7
Trade names (amortizable)	17.8	10.0
Trade names (indefinite-lived)	8.7	n/a
Non-compete agreements	0.3	3.0
Total additions	$205.0

Amortization expense for other intangible assets was $78.1 million, $64.0 million and $87.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2014:

Amount
2015	$74.4
2016	56.6
2017	50.4
2018	45.2
2019	41.7
2020 and thereafter	128.6
Total	$396.9

Note 5. Accounts Receivable

Transactions affecting the allowance for doubtful accounts receivable during the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Balance, beginning of year	$44.8	$49.6	$62.6
Provisions charged to expense	16.9	18.2	8.7
Write-offs and other	(17.4)	(23.0)	(21.7)
Balance, end of year	$44.3	$44.8	$49.6

Note 6. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2014 and 2013 were as follows:

	2014	2013
Raw materials and manufacturing supplies	$261.7	$212.6
Work in process	157.5	145.2
Finished goods	260.6	235.4
LIFO reserve	(93.6)	(92.0)
Total	$586.2	$501.2

The Company recognized LIFO expense of $1.6 million in 2014 and benefit of $0.1 million and $4.3 million in 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2014 and 2013 were as follows:

	2014	2013
Land	$112.1	$94.3
Buildings	1,214.8	1,160.6
Machinery and equipment	6,142.8	6,024.0
	7,469.7	7,278.9
Accumulated depreciation	(5,954.2)	(5,848.8)
Total	$1,515.5	$1,430.1

During the years ended December 31, 2014, 2013 and 2012, depreciation expense was $354.7 million, $337.7 million, and $367.4 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $7.2 million and $18.5 million at December 31, 2014 and 2013, respectively. These assets were included in other current assets in the Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 8. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities required to be adjusted to fair value on a recurring basis are pension and other postretirement benefits plan assets, foreign exchange forward contracts and interest rate swaps. See Note 11 for the fair value of the Company’s pension and other postretirement benefits plan assets as of December 31, 2014 and 2013 and Note 14 for the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of December 31, 2014 and 2013. See Note 13 for the fair value of the Company’s debt as of December 31, 2014, which is recorded at book value.

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

The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31, 2014		As of December 31, 2014
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$5.4	$1.3	$1.3
Long-lived assets held for sale or disposal	12.5	20.8	3.2
Goodwill	18.1	—	—
Other intangible assets	15.0	—	—
Total	$51.0	$22.1	$4.5

	Year Ended December 31, 2013		As of December 31, 2013
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$4.2	$4.2	$4.0
Long-lived assets held for sale or disposal	14.8	20.2	18.5
Other intangible assets	3.3	—	—
Total	$22.3	$24.4	$22.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

	Year Ended December 31, 2012		As of December 31, 2012
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$8.0	$9.8	$8.5
Long-lived assets held for sale or disposal	15.6	16.4	6.3
Goodwill	848.4	18.1	18.1
Other intangible assets	158.0	3.1	3.1
Total	$1,030.0	$47.4	$36.0

The fair values of assets held for sale that were remeasured during the years ended December 31, 2014, 2013 and 2012 were reduced by estimated costs to sell of $1.2 million, $1.4 million and $0.7 million, respectively.

During the year ended December 31, 2014, goodwill for the magazines, catalogs and retail inserts reporting unit was written down to an implied fair value of zero. See Note 3 for further discussion regarding this impairment charge.

During the year ended December 31, 2014, the Company recorded impairment charges of $7.8 million, $4.1 million and $1.7 million related to the impairment of acquired customer relationship intangible assets in the Canada, commercial and digital print and  financial reporting units, respectively. After recording the impairment charges, remaining customer relationship assets in the Canada, commercial and digital print and financial reporting units were $0.2 million, $181.8 million and $84.0 million, respectively. During the year ended December 31, 2014, $1.4 million of acquired tradenames related to the commercial and digital print reporting unit were written down to an estimated fair value of zero due to facility closures. After recording the impairment charges, remaining tradename intangible assets in the commercial and digital reporting unit were $14.3 million as of December 31, 2014.  See Note 3 for further discussion regarding these impairment charges.

During the year ended December 31, 2013, certain acquired customer relationship assets related to the financial reporting unit were written down to an estimated fair value of zero. After recording the impairment charges, remaining customer relationship intangible assets in the financial reporting unit were $101.2 million as of December 31, 2013. During the year ended December 31, 2012, certain acquired customer relationship assets related to the books and directories, magazines, catalogs and retail inserts and Latin America reporting units, under the Previous Organization Structure, were written down to an estimated fair value of $3.1 million for the books and directories reporting unit and zero for both the magazines, catalogs and retail inserts and Latin America reporting units, respectively. After recording the impairment charges, remaining customer relationship intangible assets in the books and directories, magazines, catalogs and retail inserts and Latin America reporting units were $3.1 million, $22.8 million and $8.0 million, respectively, as of December 31, 2012. See Note 3 for further discussion regarding these impairment charges and their presentation under the current organization structure.

During the year ended December 31, 2012, goodwill for the magazines, catalogs and retail inserts, books and directories and Europe reporting units, under the Previous Organization Structure, was written down to implied fair values of $18.1 million for magazines, catalogs and retail inserts, and zero for the books and directories and Europe reporting units, respectively. See Note 3 for further discussion regarding these impairment charges and their presentation under the current organization structure.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements for the years ended December 31, 2014, 2013 and 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range
2014
Customer relationships	$—	Excess earnings	Discount rate	12.0%-18.0%
			Attrition rate	6.6% - 12.0%

2013
Customer relationships	$—	With and without method	Discount rate	16.0%

2012
Customer relationships	$3.1	Excess earnings	Discount rate	12.5% -15.0%
			Attrition rate	2.0% - 15.9%

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2014 and 2013 were as follows:

	2014	2013
Employee-related liabilities	$337.3	$284.6
Deferred revenue	145.4	153.6
Restructuring liabilities	22.3	32.3
Other	362.3	344.3
Total accrued liabilities	$867.3	$814.8

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

Note 10. Commitments and Contingencies

As of December 31, 2014, authorized and expected expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $84.2 million. Of this total, approximately $36.5 million had been committed. In addition, as of December 31, 2014, the Company had a commitment of $13.0 million for severance payments related to employee restructuring activities. The Company also has contractual commitments of approximately $90.7 million for outsourced services, including technology, professional, maintenance and other services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. In addition, the Company has natural gas purchase commitments that are at fixed prices. As of December 31, 2014, the Company was committed to purchase $15.0 million of natural gas under these contracts.

Future minimum rental commitments under operating leases are as follows:

Year Ended December 31	Amount
2015	$132.0
2016	91.8
2017	65.0
2018	37.1
2019	27.2
2020 and thereafter	95.8
$448.9

The Company has operating lease commitments, including those for vacated facilities, totaling $448.9 million extending through various periods to 2027. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $38.0 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Rent expense for facilities in use and equipment was $173.2 million, $149.4 million and $143.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Rent expense for vacated facilities was recognized as restructuring, impairment and other charges, see Note 3 for further details.

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

Note 11. Retirement Plans

The Company sponsors various defined benefit retirement income pension plans in the U.S., U.K., Canada and certain other international locations, including both funded and unfunded arrangements. The Company’s primary defined benefit plans are frozen. No new employees will be permitted to enter the Company’s frozen plans and participants will earn no additional benefits. Benefits are generally based upon years of service and compensation. These defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

In June 2014 the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity computed in accordance with statutory requirements, with payments beginning in the fourth quarter of 2014. Payments to eligible participants who elected to receive a lump-sum pension payment or annuity were funded from existing pension plan assets and constituted a complete settlement of the Company’s pension liabilities with respect to these participants. The Company’s pension assets and liabilities were remeasured as of the payout dates. The discount rates and actuarial assumptions used to calculate the payouts were determined in accordance with federal regulations. As of the remeasurement dates, the reductions in the reported pension obligations for these participants was $404.0 million, compared to payout amounts of approximately $317.7 million. The Company recorded non-cash settlement charges of $95.7 million included in selling, general and administrative expenses in the fourth quarter of 2014 in connection with the settlement payments. These charges resulted from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

During the year ended December 31, 2014, the Company adopted the Society of Actuaries RP-2014 mortality tables which were used in the calculation of the Company’s U.S pension obligations. The Company also adopted updated mortality tables for the Canadian pension plans. The new mortality tables increased the expected life of plan participants, extending the length of time that payments may be required and increasing the plans’ total expected benefit payments. The updated mortality assumptions increased the benefit obligations for the U.S and Canadian pension plans by approximately $310.0 million as of December 31, 2014.

The Company made contributions of $30.9 million to its pension plans and $11.0 million to its other postretirement benefits plans during the year ended December 31, 2014. The Company expects to make cash contributions of approximately $25.0 million to $30.0 million to its pension and other postretirement benefits plans in 2015.

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

Former employees are entitled to certain healthcare and life insurance benefits provided they have met certain eligibility requirements. Generally, the Company’s benefits-eligible U.S. employees become eligible for these retiree healthcare benefits if they meet all of the following requirements at the time of termination: (a) have attained at least 55 or more points (full years of service and age combined), (b) are at least fifty years of age, (c) have at least two years of continuous, regular, full-time, benefits-eligible service and (d) have completed at least two or more years of continuous service with a participating employer, which ends on their termination date. Different requirements need to be met in order to receive subsidized medical and life insurance coverage. Certain of the plan expenses are paid through a tax-exempt trust. Most of the assets of the trust are invested in trust-owned life insurance policies covering certain current and former employees of the Company. The underlying assets of the policies are invested primarily in marketable equity, corporate fixed income and government securities.

During the fourth quarter of 2013, the Company announced the decision to reduce life insurance benefits under the Company’s other postretirement benefits plans for certain active employees and retirees effective December 31, 2013. The remeasurement of the other postretirement benefits plans’ assets and obligations due to the plan amendment resulted in a $30.1 million reduction in the accumulated other postretirement benefits obligation as of December 31, 2013, which was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets.

The Company operates a prescription drug program for certain Medicare-eligible retirees under a group-based Company sponsored Medicare Part D program, or Employer Group Waiver Program (“EGWP”). The EGWP subsidies provided to or for the benefit of this program are used to reduce the Company’s net retiree medical and prescription drug costs on a group by group basis until such net costs of the Company for such group are eliminated, and any EGWP subsidies received in excess of the amount necessary to offset such net costs are used to reduce the included group of retirees’ premiums.

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

The components of the net periodic benefit (income) expense and total (income) expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$2.2	$2.2	$5.9	$4.6	$7.3	$6.6
Interest cost	194.5	178.2	189.2	16.8	16.2	18.4
Expected return on plan assets	(259.0)	(241.9)	(262.6)	(13.9)	(11.8)	(13.9)
Amortization of prior service credit	—	—	0.6	(25.8)	(19.7)	(19.7)
Amortization of actuarial loss (gain)	31.9	50.5	32.1	—	—	(0.1)
Curtailments	—	—	(3.7)	—	—	—
Settlements	95.7	0.7	1.1	—	—	—
Net periodic benefit (income) expense	$65.3	$(10.3)	$(37.4)	$(18.3)	$(8.0)	$(8.7)

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	5.0%	4.2%	4.9%	4.5%	3.9%	4.8%
Rate of compensation increase	0.2%	0.3%	0.9%	n/a	n/a	3.6%
Expected return on plan assets	7.6%	7.9%	8.4%	7.3%	7.3%	7.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Benefit obligation at beginning of year	$3,952.7	$4,368.8	$382.3	$430.2
Service cost	2.2	2.2	4.6	7.3
Interest cost	194.5	178.2	16.8	16.2
Plan participants' contributions	0.5	0.5	13.8	14.5
Medicare reimbursements	—	—	4.2	2.7
Actuarial loss (gain)	652.3	(404.2)	43.1	(13.6)
Plan amendments and other	—	(0.1)	(7.4)	(30.6)
Curtailments and settlements	(317.7)	(9.0)	—	—
Foreign currency translation	(35.3)	(8.5)	(4.2)	(2.9)
Benefits paid	(173.4)	(175.2)	(34.6)	(41.5)
Acquisitions	176.4	—	6.0	—
Benefit obligation at end of year	$4,452.2	$3,952.7	$424.6	$382.3

Fair value of plan assets at beginning of year	$3,707.3	$3,215.3	$206.8	$187.1
Actual return on assets	455.4	658.0	11.5	35.6
Settlements	(317.7)	(8.7)	—	—
Employer contributions	30.9	21.6	11.0	8.0
Medicare reimbursements	—	—	4.2	2.7
Plan participants' contributions	0.5	0.5	13.8	14.5
Acquisitions	170.2	—	—	—
Foreign currency translation	(31.4)	(4.2)	(0.1)	0.4
Benefits paid	(173.4)	(175.2)	(34.6)	(41.5)
Fair value of plan assets at end of year	$3,841.8	$3,707.3	$212.6	$206.8

Funded status at end of year	$(610.4)	$(245.4)	$(212.0)	$(175.5)

The accumulated benefit obligation for all defined benefit pension plans was $4,428.5 million and $3,937.0 million at December 31, 2014 and 2013, respectively.

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2014 and 2013 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Prepaid pension cost (included in other noncurrent assets)	$14.4	$8.0	$—	$—
Accrued benefit cost (included in accrued liabilities)	(8.7)	(8.2)	(1.2)	(1.4)
Pension liabilities	(616.1)	(245.2)	—	—
Other postretirement benefits plan liabilities	—	—	(210.8)	(174.1)
Net liabilities recognized in the Consolidated Balance Sheets	$(610.4)	$(245.4)	$(212.0)	$(175.5)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2014 and 2013 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Accumulated other comprehensive (loss) income
Net actuarial (loss) gain	$(1,284.8)	$(957.5)	$(8.0)	$35.6
Net transition obligation	(0.1)	(0.2)	—	—
Net prior service credit	—	—	58.3	78.4
Total	$(1,284.9)	$(957.7)	$50.3	$114.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The pre-tax amounts recognized in other comprehensive income (loss) in 2014 as components of net periodic benefit costs were as follows:

	Pension Benefits	Other Postretirement Benefits
Amortization of:
Net actuarial loss	$31.9	$—
Net prior service credit	—	(25.8)
Amounts arising during the period:
Net actuarial loss	(456.0)	(43.8)
Net prior service credit	—	5.7
Settlements	95.7	—
Foreign currency loss	1.2	0.2
Total	$(327.2)	$(63.7)

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. As a result of the plan freezes, the actuarial gains and losses are recognized as a component of net periodic benefit costs over the average remaining life of a plan’s active employees. Unrecognized prior service costs or credits are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs in 2015 are shown below:

	Pension Benefits	Other Postretirement Benefits
Amortization of:
Net actuarial loss	$41.0	$—
Net prior service credit	—	(26.9)
Total	$41.0	$(26.9)

The weighted average assumptions used to determine the benefit obligation at the measurement date were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Discount rate	4.1%	5.0%	3.9%	4.5%
Health care cost trend:
Current
Pre-Age 65	—	—	7.9%	7.8%
Post-Age 65	—	—	7.9%	7.8%
Ultimate	—	—	4.9%	4.9%

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2014 and 2013:

	Pension Benefits
	2014	2013
Projected benefit obligation	$4,251.0	$3,929.6
Fair value of plan assets	3,626.3	3,676.1

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2014 and 2013:

	Pension Benefits
	2014	2013
Accumulated benefit obligation	$4,225.5	$3,912.0
Fair value of plan assets	3,622.9	3,672.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The current health care cost trend rate gradually declines through 2019 to the ultimate trend rate and remains level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1.0% Increase	1.0% Decrease
Other postretirement benefits obligation	$5.6	$(4.1)
Total other postretirement benefits service and interest cost components	0.6	(0.6)

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit under Medicare Part D, as well as a federal subsidy that began in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of the Company’s retiree health care plans were at least actuarially equivalent to Medicare Part D and were eligible for the federal subsidy. During the year ended December 31, 2014, Medicare Part D subsidies received by the Company were negligible. During the year ended December 31, 2013, the Company received approximately $0.5 million in Medicare Part D subsidies.

During the year ended December 31, 2014, the Company received approximately $4.2 million in EGWP subsidies.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits-Gross	Estimated Subsidy Reimbursements
2015	$201.4	$28.3	$1.9
2016	208.6	29.5	2.1
2017	211.7	31.0	2.3
2018	217.9	31.9	2.5
2019	224.4	32.1	2.7
2020-2024	1,219.6	160.0	16.7

Plan Assets

The Company’s U.S. pension plans are frozen and the Company has transitioned to a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2014, for the primary U.S. pension plan was approximately 60.0% for return seeking investments and approximately 40.0% for hedging investments.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2014 and 2013:

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

The fair values of the Company’s pension plan assets at December 31, 2014 and 2013, by asset category were as follows:

	December 31, 2014				December 31, 2013
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$66.4	$44.1	$22.3	$—	$79.6	$51.6	$28.0	$—
Equity	1,751.7	997.5	754.2	—	2,658.7	1,839.3	819.4	—
Fixed income	1,830.6	43.0	1,787.6	—	795.3	255.0	540.3	—
Derivatives and other	12.8	0.8	12.0	—	3.9	3.4	0.5	—
Real estate	133.0	—	133.0	—	126.4	—	126.4	—
Private equity	47.3	—	—	47.3	43.4	—	—	43.4
Total	$3,841.8	$1,085.4	$2,709.1	$47.3	$3,707.3	$2,149.3	$1,514.6	$43.4

The fair values of the Company’s other postretirement benefits plan assets at December 31, 2014 and 2013, by asset category were as follows:

	December 31, 2014			December 31, 2013
Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$0.8	$—	$0.8	$1.5	$—	$1.5
Equity	150.8	—	150.8	155.1	—	155.1
Fixed income	46.6	—	46.6	39.6	—	39.6
Other	14.4	1.0	13.4	10.6	—	10.6
Total	$212.6	$1.0	$211.6	$206.8	$—	$206.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets:

Private Equity
Balance at January 1, 2013	$38.9
Unrealized gains - net	8.7
Purchases, sales and settlements	(4.2)
Balance at December 31, 2013	$43.4
Unrealized gains - net	13.6
Purchases, sales and settlements	(9.7)
Balance at December 31, 2014	$47.3

Employee 401(k) Savings Plan — For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may match a percentage of a participating employee’s before-tax contributions. The plan provides that annual matching contributions are discretionary. In 2012, the Company made matching contributions for most U.S. employees on a pay period basis equal to 40% of contributions on up to 6% of eligible compensation. The amount of the match was determined by the level of eligible employee before-tax contributions and Roth 401(k) contributions made to the plan. The Company recognized expense of $30.8 million for matching contributions under its 401(k) plan for the year ended December 31, 2012. The Company suspended its 401(k) match for 2014 and 2013.

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

During the year ended December 31, 2014, the Company recorded restructuring, impairment and other charges of $38.5 million associated with its estimated liability for withdrawing from four defined benefit multi-employer pension plans. Of these charges, $35.5 million were due to the Company’s decision to withdraw from the four defined benefit multi-employer pension plans and $3.0 million were primarily related to facility closures. The Company no longer participates in any active defined benefit multi-employer pension plans. For the year ended December 31, 2013, the Company recorded charges of $53.1 million related to complete or partial withdrawal from certain multi-employer pension plans. Of these charges, $38.4 million were due to the Company’s decision to withdraw from certain multi-employer pension plans and $14.7 million were primarily related to facility closures. These charges were recorded as restructuring, impairment and other charges and represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. There were no charges due to partial or complete withdrawal liabilities for the year ended December 31, 2012. See Note 3 for further details of charges related to complete or partial multi-employer pension plan withdrawal liabilities recognized in the Consolidated Statements of Operations.

During the years ended December 31, 2014, 2013 and 2012, the Company made regular contributions of $0.3 million, $1.3 million and $1.3 million, respectively, to these multi-employer pension plans and other plans from which the Company has completely withdrawn as of December 31, 2014.

Note 12. Income Taxes

Income taxes have been based on the following components of earnings (loss) from operations before income taxes for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
U.S.	$8.5	$66.7	$(710.1)
Foreign	138.6	142.3	70.1
Total	$147.1	$209.0	$(640.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The components of income tax expense (benefit) from operations for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Federal:
Current	$50.1	$(15.1)	$8.6
Deferred	(64.3)	(23.9)	(55.5)
State:
Current	13.9	(4.8)	10.5
Deferred	(3.8)	(2.6)	(18.3)
Foreign:
Current	49.3	51.8	46.5
Deferred	(18.9)	(14.6)	21.8
Total	$26.3	$(9.2)	$13.6

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Adjustment of uncertain tax positions and interest	(1.8)	(6.2)	3.7
Foreign tax rate differential	(13.4)	(11.3)	3.2
Domestic manufacturing deduction	(3.0)	(0.1)	0.5
Acquisition-related expenses	0.9	0.7	(0.1)
Change in valuation allowances	0.9	3.1	(4.4)
State and local income taxes, net of U.S. federal income tax benefit	3.1	2.4	—
Impairment charges	4.3	—	(40.1)
Reorganization	(10.1)	(32.8)	3.9
Foreign tax	1.7	4.0	(1.7)
Other	0.3	0.8	(2.1)
Effective income tax rate	17.9%	(4.4%)	(2.1%)

Included in 2014 is a $15.2 million tax benefit related to the decline in value of an entity within the Strategic Services segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred tax assets:
Pension and other postretirement benefits plan liabilities	$349.1	$167.4
Net operating losses and other tax carryforwards	341.6	328.3
Accrued liabilities	164.3	153.9
Foreign depreciation	38.7	51.3
Other	34.6	38.7
Total deferred tax assets	928.3	739.6
Valuation allowances	(257.8)	(268.2)
Net deferred tax assets	$670.5	$471.4

Deferred tax liabilities:
Accelerated depreciation	$(204.8)	$(180.3)
Other intangible assets	(143.2)	(86.2)
Inventories	(24.4)	(26.9)
Other	(34.5)	(39.8)
Total deferred tax liabilities	(406.9)	(333.2)

Net deferred tax assets	$263.6	$138.2

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate on a jurisdiction by jurisdiction basis.

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Balance, beginning of year	$268.2	$273.6	$273.2
Current year expense - net	1.3	6.4	28.2
Write-offs	(2.8)	(8.3)	(37.9)
Foreign exchange and other	(8.9)	(3.5)	10.1
Balance, end of year	$257.8	$268.2	$273.6

As of December 31, 2014, the Company had domestic and foreign net operating loss and other tax carryforwards of approximately $98.4 million and $243.2 million ($79.1 million and $249.2 million, respectively, at December 31, 2013), of which $132.2 million expires between 2015 and 2024. Limitations on the utilization of these tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $2.6 million and $7.9 million as of December 31, 2014 and December 31, 2013, respectively, related to local taxes on certain foreign earnings which are not considered to be permanently reinvested. Determination of the amount of unrecognized U.S. income tax liabilities with respect to certain foreign earnings which have been reinvested abroad is not practical.

Cash payments for income taxes were $125.5 million, $99.0 million and $100.0 million in 2014, 2013 and 2012, respectively. Cash refunds for income taxes were $13.9 million, $12.1 million and $18.5 million in 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The Company’s income taxes payable for federal and state purposes has been reduced by the tax benefits associated with the exercise of employee stock options and the vesting of restricted stock units. A component of the income tax benefit, calculated as the tax effect of the difference between the fair market value at the time stock options are exercised or restricted stock units vest and the grant date fair market value, directly increases or reduces RR Donnelley shareholders’ equity. For the years ended December 31, 2014, 2013 and 2012, the tax expense recognized as a reduction of RR Donnelley’s shareholders’ equity was $2.9 million, $0.9 million and $1.2 million, respectively.

See Note 16 for details of the income tax expense or benefit allocated to each component of other comprehensive income.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Balance at beginning of year	$33.8	$47.9	$76.4
Acquisitions	30.9	—	—
Additions for tax positions of the current year	1.9	2.1	6.3
Additions for tax positions of prior years	0.4	3.7	3.9
Reductions for tax positions of prior years	(1.4)	(16.2)	(29.6)
Settlements during the year	(2.9)	(0.7)	(5.6)
Lapses of applicable statutes of limitations	(4.2)	(3.0)	(3.5)
Balance at end of year	$58.5	$33.8	$47.9

As of December 31, 2014, 2013 and 2012, the Company had $58.5 million, $33.8 million and $47.9 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $38.2 million as of December 31, 2014, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings (loss) reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of December 31, 2014, it is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months by as much as $8.2 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state and international tax positions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to tax uncertainties recognized in the Consolidated Statements of Operations was expense of $0.1 million for the year ended December 31, 2014 and a benefit of $1.8 million and $4.1 million for the years ended December 31, 2013 and 2012, respectively, due to the reversal of interest accrued on previously unrecognized tax benefits that were recognized during the respective years. Benefits of $0.1 million, $2.6 million and $1.1 million were recognized for the years ended December 31, 2014, 2013 and 2012, respectively, from the reversal of accrued penalties. Accrued interest of $5.6 million and $5.5 million related to income tax uncertainties were reported as a component of other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2014 and 2013, respectively. There were no accrued penalties related to income tax uncertainties for the year ended December 31, 2014. Accrued penalties of $0.1 million related to income tax uncertainties were reported in other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2013.

The Company has tax years from 2003 that remain open and subject to examination by the IRS, certain state taxing authorities or certain foreign tax jurisdictions.

Tax Holidays

The Company has been granted “tax holidays” in certain foreign countries as an incentive to attract international investment. Generally, a tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country. The aggregate effect on income tax expense in 2014, 2013 and 2012, as a result of these agreements, was approximately $1.4 million, $0.6 million and $0.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 13. Debt

The Company’s debt at December 31, 2014 and 2013 consisted of the following:

	2014	2013
4.95% senior notes due April 1, 2014	$—	$258.2
5.50% senior notes due May 15, 2015	200.0	200.0
8.60% senior notes due August 15, 2016	219.1	218.7
6.125% senior notes due January 15, 2017	251.0	250.8
7.25% senior notes due May 15, 2018	250.0	350.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	238.9	450.0
7.625% senior notes due June 15, 2020	350.0	400.0
7.875% senior notes due March 15, 2021	448.3	448.0
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	400.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	—
6.625% debentures due April 15, 2029	199.5	199.4
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	3.6	10.7
Total debt	3,632.5	3,857.9
Less: current portion	(203.4)	(270.9)
Long-term debt	$3,429.1	$3,587.0

(a)	As of December 31, 2014 and 2013, the interest rate on the 11.25% senior notes due February 1, 2019 was 12.75% as a result of downgrades in the ratings of the notes by the rating agencies.
(b)	Includes fair value adjustments to the 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges, miscellaneous debt obligations and capital leases.

________

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $259.5 million and $343.4 million at December 31, 2014 and 2013, respectively.

Effective September 9, 2014, the aggregate revolving commitments of the Lenders under the Company’s senior secured revolving credit facility (the “Credit Agreement”) were increased from $1.15 billion to $1.5 billion and the expiration date of the Credit Agreement was extended from October 15, 2017 to September 9, 2019.

The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $225.0 million in aggregate, though additional dividends may be allowed subject to certain conditions.

The weighted average interest rate on borrowings under the Company’s $1.5 billion Credit Agreement was 2.0% during the years ended December 31, 2014 and 2013.

On April 1, 2014, cash on hand and borrowings under the Credit Agreement were used to pay the $258.2 million 4.95% senior notes that matured on April 1, 2014.

On March 20, 2014, the Company issued $400.0 million of 6.00% senior notes due April 1, 2024. Interest on the notes is payable semi-annually on April 1 and October 1, and commenced on October 1, 2014. The net proceeds from the offering along with borrowings under the Credit Agreement were used to repurchase $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018, and $50.0 million of the 7.625% senior notes due June 15, 2020. The repurchases resulted in a pre-tax loss on debt extinguishment of $77.1 million for the year ended December 31, 2014 related to the premiums paid, unamortized debt issuance costs, elimination of the $2.8 million fair value adjustment on the 8.25% senior notes and other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

On November 12, 2013, the Company issued $350.0 million of 6.50% senior notes due November 15, 2023. Interest on the notes is payable semi-annually on May 15 and November 15, and commenced on May 15, 2014. The net proceeds from the offering, along with cash on hand and borrowings under the Credit Agreement, were used to finance the cash portion of the acquisition of Consolidated Graphics and for general corporate purposes.

On August 26, 2013, the Company issued $400.0 million of 7.00% senior notes due February 15, 2022. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, and commenced on February 15, 2014. The net proceeds from the offering were used to repurchase $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017. The repurchases resulted in a pre-tax loss on debt extinguishment of $46.3 million for the year ended December 31, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses.

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

As of December 31, 2014, the Company had $93.7 million in outstanding letters of credit, of which $56.5 million were issued under the Credit Agreement. The letters of credit issued under the Credit Agreement did not reduce availability under the Credit Agreement at December 31, 2014, as the amounts issued were less than the reduction in availability from the Leverage Ratio covenant. As of December 31, 2014, the Company also had $178.3 million in other uncommitted credit facilities, primarily outside the U.S., (the “Other Facilities”). As of December 31, 2014, bank acceptance drafts, letters of credit and guarantees of $91.7 million were issued, and reduced availability, under the Company’s Other Facilities. As of December 31, 2014 and 2013, total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $2.5 million and $9.1 million, respectively.

At December, 31, 2014, the future maturities of debt, including capitalized leases, were as follows:

Amount
2015	$203.5
2016	220.7
2017	251.5
2018	250.0
2019	411.1
2020 and thereafter	2,300.0
Total (a)	$3,636.8

(a)

Excludes a discount of $3.5 million and an adjustment for fair value hedges of $0.8 million related to the Company’s 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

________________________

The following table summarizes interest expense included in the Consolidated Statements of Operations:

	2014	2013	2012
Interest incurred	$294.6	$276.0	$271.1
Less: interest income	(8.9)	(11.5)	(15.2)
Less: interest capitalized as property, plant and equipment	(3.6)	(3.1)	(4.1)
Interest expense, net	$282.1	$261.4	$251.8

Interest paid, net of interest received, was $272.8 million, $245.0 million and $250.1 million in 2014, 2013 and 2012, respectively.

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

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange spot and forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized currently in the Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at December 31, 2014 and 2013 was $377.2 million and $372.1 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating-rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $400.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which were attributable to changes in the benchmark interest rate. During the year ended December 31, 2014, the Company repurchased $211.1 million of the 8.25% senior notes due March 15, 2019, and related interest rate swaps with a notional amount of $210.0 million were terminated, resulting in payments of $4.2 million for the fair value of the interest rate swaps.  As a result of the termination, the remaining notional amount of the interest rate swap agreements as of December 31, 2014 was $190.0 million. The interest rate swaps were designated as fair value hedges against changes in the value of the $238.9 million of the Company’s 8.25% senior notes due March 15, 2019.

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

At December 31, 2014 and 2013, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	2014	2013
Derivatives not designated as hedges
Prepaid expenses and other current assets	$7.0	$0.4
Accrued liabilities	0.5	1.5
Derivatives designated as fair value hedges
Prepaid expenses and other current assets	$—	$1.3
Other noncurrent liabilities	1.2	9.1

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Classification of (Gain) Loss Recognized in the
	Consolidated Statements of Operations	2014	2013	2012
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(33.5)	$17.0	$24.8

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting (gain) loss on the related interest rate swaps for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Classification of (Gain) Loss Recognized in the
	Consolidated Statements of Operations	2014	2013	2012
Fair Value Hedges
Interest rate swaps	Investment and other (income) expense-net	$(2.1)	$22.5	$(5.7)
Hedged items	Investment and other (income) expense-net	1.3	(20.8)	4.4
Total (gain) loss recognized as ineffectiveness in the Consolidated Statements of Operations	Investment and other (income) expense-net	$(0.8)	$1.7	$(1.3)

The Company also recognized a net reduction to interest expense of $3.8 million, $8.7 million and $8.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

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

During the years ended December 31, 2014, 2013 and 2012, no shares of common stock were purchased by the Company, however, shares were withheld for tax liabilities upon the vesting of equity awards. During the year-ended December 31, 2014, the Company issued stock in conjunction with the Consolidated Graphics and Esselte acquisitions of 16.0 million and 1.0 million shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculation and the anti-dilutive share-based awards for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Net earnings (loss) per share attributable to RR Donnelley common shareholders:
Basic	$0.59	$1.16	$(3.61)
Diluted	$0.59	$1.15	$(3.61)
Dividends declared per common share	$1.04	$1.04	$1.04
Numerator:
Net earnings (loss) attributable to RR Donnelley common shareholders	$117.4	$211.2	$(651.4)
Denominator:
Weighted average number of common shares outstanding	198.5	181.9	180.4
Dilutive options and awards	1.5	1.6	—
Diluted weighted average number of common shares outstanding	200.0	183.5	180.4
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	—	1.5	3.6
Performance share units	0.7	0.6	0.4
Stock options	2.0	3.9	4.6
Total	2.7	6.0	8.6

Note 16. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014			2013			2012
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(45.2)	$—	$(45.2)	$(22.8)	$—	$(22.8)	$11.4	$—	$11.4
Adjustment for net periodic pension and other postretirement benefits plan cost	(390.9)	(150.0)	(240.9)	919.0	355.3	563.7	(285.1)	(107.5)	(177.6)
Change in fair value of derivatives	0.2	0.1	0.1	0.6	0.2	0.4	0.8	0.3	0.5
Other comprehensive (loss) income	$(435.9)	$(149.9)	$(286.0)	$896.8	$355.5	$541.3	$(272.9)	$(107.2)	$(165.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The following table summarizes changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2014, 2013 and 2012:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at January 1, 2012	$(1.1)	$(907.5)	$45.3	$(863.3)
Other comprehensive income (loss) before reclassifications	—	(184.0)	11.2	(172.8)
Amounts reclassified from accumulated other comprehensive loss	0.5	6.4	—	6.9
Net change in accumulated other comprehensive loss	0.5	(177.6)	11.2	(165.9)
Balance at December 31, 2012	$(0.6)	$(1,085.1)	$56.5	$(1,029.2)
Other comprehensive income (loss) before reclassifications	—	543.9	(23.0)	520.9
Amounts reclassified from accumulated other comprehensive loss	0.4	19.8	—	20.2
Net change in accumulated other comprehensive loss	0.4	563.7	(23.0)	541.1
Balance at December 31, 2013	$(0.2)	$(521.4)	$33.5	$(488.1)
Other comprehensive (loss) income before reclassifications	—	(303.4)	(34.7)	(338.1)
Amounts reclassified from accumulated other comprehensive loss	0.1	62.5	—	62.6
Amounts reclassified from cumulative translation adjustment	—	—	(10.0)	(10.0)
Net change in accumulated other comprehensive loss	0.1	(240.9)	(44.7)	(285.5)
Balance at December 31, 2014	$(0.1)	$(762.3)	$(11.2)	$(773.6)

Reclassifications from accumulated other comprehensive loss for the year ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012	Classification in the Consolidated Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$31.9	$50.5	$32.0	(a)
Net prior service credit	(25.8)	(19.7)	(19.1)	(a)
Curtailments and settlements	95.7	0.7	(2.6)	(a)
Reclassifications before tax	101.8	31.5	10.3
Income tax expense	39.3	11.7	3.9
Reclassifications, net of tax	$62.5	$19.8	$6.4
(a)

These accumulated other comprehensive (loss) income components are included in the calculation of net periodic pension and other postretirement benefits plan (income) expense recognized in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Operations (see Note 11).

Note 17. Stock and Incentive Programs for Employees and Directors

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

Share-Based Compensation Expense

The total compensation expense related to all share-based compensation plans was $17.7 million, $19.9 million and $25.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The income tax benefit related to share-based compensation expense was $6.9 million, $7.7 million and $9.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, $18.6 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Share-Based Compensation Plans

The Company has one share-based compensation plan under which it may grant future awards, as described below, and one terminated or expired share-based compensation plan under which awards remain outstanding.

The 2012 Performance Incentive Plan (the “2012 PIP”) was approved by shareholders to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2012 PIP are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights. There were 10 million shares of common stock reserved and authorized for issuance under the 2012 PIP. At December 31, 2014, there were 6.9 million shares of common stock authorized and available for grant under the 2012 PIP.

General Terms of Awards

Under various incentive plans, the Company has granted certain employees non-qualified stock options, restricted stock units, and performance share units. The Human Resources Committee of the Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2012 PIP and previous plans is ten years.

For all of the Company’s stock options outstanding at December 31, 2014, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control of the Company. Options granted prior to November 2004 and after December 2006 expire ten years from the date of grant or five years after the date of retirement, whichever is earlier.

The rights granted to the recipient of restricted stock unit awards generally accrue ratably over the restriction or vesting period, which is generally four years. Restricted stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. The Company records compensation expense of restricted stock unit awards based on the fair market value of the awards at the date of grant ratably over the period during which the restrictions lapse. Dividends are not paid on restricted stock units.

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

The Company has granted performance share unit awards to certain executive officers. Distributions under these awards are payable at the end of their respective performance periods in common stock or cash, at the Company’s discretion. The number of share units awarded can range from zero to 100%, depending on achievement of a targeted performance metric for a performance period of three years inclusive of the year in which the award was granted. These awards are subject to forfeiture upon termination by the Company under certain circumstances prior to vesting. The Company expenses the cost of the performance share unit awards based on the fair market value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.

Stock Options

There were no options granted during the years ended December 31, 2014 and 2013. The Company granted 1,221,000 stock options with grant date fair market values of $2.96 during the year ended December 31, 2012. The fair market value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The assumptions used to determine the fair market value of the stock options granted during the year ended December 31, 2012 were as follows:

2012
Expected volatility	39.71%
Risk-free interest rate	1.18%
Expected life (years)	6.25
Expected dividend yield	5.06%

Stock option awards as of December 31, 2014 and 2013, and changes during the year ended December 31, 2014, were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2013	4,139	$19.39	5.6	$21.2
Exercised	(149)	10.98
Cancelled/forfeited/expired	(143)	27.25
Outstanding at December 31, 2014	3,847	19.43	4.7	12.6
Vested and expected to vest at December 31, 2014	3,825	19.46	4.7	12.5
Exercisable at December 31, 2014	1,357	$8.93	5.1	$10.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2014 and 2013, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2014 and 2013. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $0.7 million and $1.2 million, respectively.

Compensation expense related to stock options for the years ended December 31, 2014, 2013 and 2012 was $0.9 million, $1.5 million and $3.2 million, respectively. As of December 31, 2014, $0.7 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.1 years.

Cash received from the option exercises for the year ended December 31, 2014, 2013 and 2012 was $1.6 million, $2.2 million and $1.4 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.4 million, $0.3 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Excess tax benefits on stock option exercises, shown as financing cash inflows as a component of issuance of common stock in the Consolidated Statements of Cash Flows, were $0.3 million, $0.2 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2014 and 2013, and changes during the year ended December 31, 2014 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	2,495	$11.97
Granted	729	16.53
Vested	(1,174)	13.79
Forfeited	(5)	16.23
Nonvested at December 31, 2014	2,045	$12.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Compensation expense related to restricted stock units was $13.3 million, $15.9 million and $21.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $12.7 million of unrecognized share-based compensation expense related to approximately 2.0 million restricted stock unit awards, with a weighted-average grant date fair value of $12.52, that are expected to vest over a weighted-average period of 2.2 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Excess tax benefits on restricted stock units that vested, shown as financing cash inflows as a component of issuance of common stock in the Consolidated Statements of Cash Flows, were $2.5 million, $2.1 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Performance Share Units

Nonvested performance share unit awards as of December 31, 2014 and 2013, and changes during the year ended December 31, 2014, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	953	$10.81
Granted	319	16.46
Expired	(149)	14.26
Vested	(319)	12.18
Nonvested at December 31, 2014	804	$11.87

During the years ended December 31, 2014, 2013 and 2012, 319,000, 485,000 and 233,000 performance share unit awards, respectively, were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance periods for the shares awarded during the years ended December 31, 2014, 2013 and 2012 are January 1, 2014 through December 31, 2016, January 1, 2013 through December 31, 2015 and January 1, 2012 through December 31, 2014, respectively. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the years ended December 31, 2014, 2013 and 2012 range from 154,500 to 319,000, 242,500 to 485,000 shares and 116,500 to 233,000 shares, respectively, should certain performance targets be achieved. The fair value of these awards was determined on the date of grant based on the Company’s stock price reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company.

Compensation expense for the awards granted in 2014 and 2013 is currently being recognized based on the maximum estimated payout of 319,000 and 485,000 shares, for each respective period. Compensation expense for awards granted during 2012 was recognized based on the achieved payout of 94.7%, or 197,831 shares, which are expected to be distributed during the first quarter of 2015. Compensation expense related to performance share unit awards for the years ended December 31, 2014, 2013 and 2012 was $3.5 million, $2.5 million and $1.2 million, respectively. As of December 31, 2014, there was $5.2 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 1.7 years.

Board of Directors’ Liability Awards

Approximately 86,372, 124,599 and 147,263 restricted stock units issued to directors were outstanding at December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, the compensation expense recorded for these awards was $0.2 million, $2.2 million, and income of $0.2 million, respectively. Board of Directors’ equity awards are included above in the section “Restricted Stock Units.”

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. On May 3, 2011, the Company’s Board of Directors approved a share repurchase program, which authorized the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012 and terminated its existing authorization of October 29, 2008 for the repurchase of up to 10 million shares. No shares were repurchased for the years ended December 31, 2014, 2013 and 2012, however, shares were withheld for tax liabilities upon the vesting of equity awards.

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

Note 19. Segment Information

The Company’s segments and their product and service offerings are summarized below:

Publishing and Retail Services

The Publishing and Retail Services segment’s primary product offerings include magazines, catalogs, retail inserts, books, directories and packaging. The Publishing and Retail Services segment accounted for 22.7% of the Company’s consolidated net sales in 2014.

Variable Print

The Variable Print segment includes the Company’s U.S. short-run and transactional printing operations. This segment’s primary product offerings include commercial and digital print, direct mail, office products, labels, statement printing, forms and packaging. The Variable Print segment accounted for 32.5% of the Company’s consolidated net sales in 2014.

Strategic Services

The Strategic Services segment includes the Company’s logistics services, financial print products and related services, print management offerings and digital and creative solutions. The Strategic Services segment accounted for 22.5% of the Company’s consolidated net sales in 2014.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s primary product and service offerings include magazines, catalogs, retail inserts, books, directories, direct mail, packaging, forms, labels, manuals, statement printing, commercial and digital print, logistics services and digital and creative solutions. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia. The International segment accounted for 22.3% of the Company’s consolidated net sales in 2014.

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2014
Publishing and Retail Services	$2,646.1	$(13.8)	$2,632.3	$86.1	$1,215.7	$145.1	$43.5
Variable Print	3,829.7	(61.8)	3,767.9	240.8	2,649.5	157.2	53.0
Strategic Services	2,744.8	(137.3)	2,607.5	257.4	1,366.6	65.5	41.0
International	2,691.2	(95.5)	2,595.7	106.7	1,865.4	98.8	68.3
Total operating segments	11,911.8	(308.4)	11,603.4	691.0	7,097.2	466.6	205.8
Corporate	—	—	—	(175.1)	542.1	7.4	17.8
Total operations	$11,911.8	$(308.4)	$11,603.4	$515.9	$7,639.3	$474.0	$223.6

Year ended December 31, 2013
Publishing and Retail Services	$2,777.7	$(2.9)	$2,774.8	$109.6	$1,369.6	$166.0	$57.7
Variable Print	2,650.7	(57.9)	2,592.8	197.9	1,567.1	103.4	63.4
Strategic Services	2,587.7	(134.7)	2,453.0	232.8	1,355.6	58.4	34.9
International	2,746.9	(87.2)	2,659.7	147.3	2,060.0	102.5	50.8
Total operating segments	10,763.0	(282.7)	10,480.3	687.6	6,352.3	430.3	206.8
Corporate	—	—	—	(107.9)	885.9	5.5	9.8
Total operations	$10,763.0	$(282.7)	$10,480.3	$579.7	$7,238.2	$435.8	$216.6

Year ended December 31, 2012
Publishing and Retail Services	$2,938.3	$(18.8)	$2,919.5	$(659.4)	$1,517.8	$213.5	$57.8
Variable Print	2,697.5	(60.3)	2,637.2	202.1	1,616.0	103.8	42.7
Strategic Services	2,210.2	(144.8)	2,065.4	59.0	1,404.3	52.3	39.9
International	2,678.6	(78.8)	2,599.8	91.6	2,192.1	105.8	43.9
Total operating segments	10,524.6	(302.7)	10,221.9	(306.7)	6,730.2	475.4	184.3
Corporate	—	—	—	(63.1)	532.5	6.2	21.6
Total operations	$10,524.6	$(302.7)	$10,221.9	$(369.8)	$7,262.7	$481.6	$205.9

Corporate assets primarily consisted of the following items at December 31, 2014, 2013 and 2012:

	2014	2013	2012
Cash and cash equivalents	$94.6	$494.9	$(137.2)
Current and deferred income tax assets, net of valuation allowances	152.0	39.2	324.5
Deferred compensation plan assets and Company owned life insurance assets	86.0	79.5	70.1
Software, net	82.1	71.1	71.8
Property, plant and equipment, net	61.2	61.7	60.7
Debt issuance costs	46.9	46.0	37.8
LIFO reserves	(93.6)	(92.0)	(92.1)

Restructuring, impairment and other charges by segment for 2014, 2013 and 2012 are described in Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 20. Geographic Area and Products and Services Information

The table below presents net sales and long-lived assets by geographic region. The amounts in this table differ from the segment data presented in Note 19 because each operating segment includes operations in multiple geographic regions based on the Company’s management reporting structure.

	U.S.	Europe	Asia	Other	Combined
2014
Net sales	$8,974.2	$983.1	$860.1	$786.0	$11,603.4
Long-lived assets (a)	1,671.1	154.0	129.0	181.6	2,135.7

2013
Net sales	$7,866.2	$975.2	$841.5	$797.4	$10,480.3
Long-lived assets (a)	1,435.7	160.7	152.2	175.8	1,924.4

2012
Net sales	$7,719.9	$1,025.8	$733.0	$743.2	$10,221.9
Long-lived assets (a)	1,915.4	181.4	167.7	201.5	2,466.0

(a)	Includes net property, plant and equipment, noncurrent deferred tax assets and other noncurrent assets.

_____________________

The following table summarizes net sales by the Company’s products and services categories for the years ended December 31, 2014, 2013 and 2012:

Products and services	2014 Net Sales	2013 Net Sales	2012 Net Sales
Magazines, catalogs and retail inserts	$2,223.5	$2,370.0	$2,445.1
Commercial and digital print	1,851.7	966.4	1,021.0
Books	1,149.4	1,202.2	1,117.0
Financial print	722.2	775.1	747.4
Statements	641.3	666.0	747.4
Direct Mail	613.2	571.7	559.9
Labels	523.3	488.1	463.4
Office products	496.3	238.9	262.5
Packaging and related products	484.0	464.3	407.0
Forms	462.1	491.9	480.5
Global Turnkey Solutions	341.7	305.4	289.8
Directories	206.5	225.8	294.1
Total products	9,715.2	8,765.8	8,835.1

Logistics services	1,211.3	1,105.9	786.7
Financial print related services	292.3	230.2	212.9
Business process outsourcing	195.8	188.8	211.0
Digital and creative solutions	188.8	189.6	176.2
Total services	1,888.2	1,714.5	1,386.8

Total net sales	$11,603.4	$10,480.3	$10,221.9

Note 21. Venezuela Currency Remeasurement

Since January 1, 2010, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index has exceeded 100%. As a result, Venezuela’s economy is considered highly inflationary and the financial statements of the Company’s Venezuelan subsidiaries are remeasured as if the functional currency were the U.S. Dollar. Prior to March 31, 2014, the financial statements were remeasured based on the official rate determined by the government of Venezuela. On February 8, 2013, the government of Venezuela changed its primary fixed exchange rate from 4.3 Bolivars per U.S. Dollar to 6.3 Bolivars per U.S. Dollar, devaluing the Bolivar by 32%. This devaluation resulted in a pre-tax loss of $3.2 million ($2.0 million after-tax), of which $1.0 million was recognized as a loss attributable to noncontrolling interests during the year ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

During the first quarter of 2014, the Venezuelan government expanded the operation of the Supplementary System for the Administration of Foreign Currency (“SICAD 1”) currency exchange mechanism for use with certain transactions. In addition, the Venezuelan government also began operating the SICAD 2 exchange which the government indicated is available to all entities for all transactions. The Venezuelan government has indicated that the official rate of 6.3 Bolivars per U.S. Dollar will be reserved only for settlement of U.S. Dollar denominated purchases of “essential goods and services.” As of December 31, 2014, the SICAD 1 and SICAD 2 exchange rates were 12.0 and 50.0 Bolivars per U.S. Dollar, respectively. While there is considerable uncertainty as to the nature, amount and timing of transactions that will be settled through SICAD 1 and SICAD 2, beginning March 31, 2014, certain assets of the Company’s Venezuelan subsidiaries were remeasured at the SICAD 2 rate as the Company believes those assets will ultimately be utilized to settle U.S. Dollar denominated liabilities using SICAD 2. Remaining net monetary assets were remeasured at the SICAD 1 rate, as the Company believes SICAD 1 will be applicable for future transactions, and dividend remittances, if any, from the Company’s Venezuelan subsidiaries.

During the year ended December 31, 2014, certain transactions pending approval at the official rate of 6.3 Bolivars per U.S. Dollar were approved, resulting in foreign exchange gains. As a result of the remeasurement at the SICAD 1 and SICAD 2 rates during the year ended December 31, 2014, a pre-tax loss, net of foreign exchange gains, of $18.4 million ($13.8 million after-tax) was recognized in net investment and other expense, of which $5.6 million was included in loss attributable to noncontrolling interests as a result of the remeasurement at the SICAD 1 and SICAD 2 rates.

Because the SICAD exchanges are auction-based and auctions are held periodically during each quarter, the exchange rates available through SICAD will fluctuate over time, which will cause additional remeasurements of the Company’s Venezuelan subsidiaries’ local currency-denominated net monetary assets and further impact ongoing results. The operating results of the Venezuelan subsidiaries, one of which is the operating entity and is a 50.1% owned joint venture, are not significant to the Company’s consolidated results of operations.

In February 2015, the Venezuelan government discontinued the SICAD 2 currency exchange and introduced a new currency exchange rate mechanism.  The Company is monitoring ongoing developments to determine which currency exchange mechanism will most likely be used to settle U.S. Dollar denominated liabilities, and, as a result, will be used to remeasure the Company’s Venezuelan subsidiaries’ local-currency denominated net monetary assets.

Note 22. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. ASU 2014-09 will be effective for the Company in the first quarter of 2017. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is evaluating the impact of the provisions of ASU 2014-09 and currently anticipates applying the modified retrospective approach when adopting the standard.

The following recently issued standards are not expected to have a material impact on the Company’s Consolidated Financial Statements:

•

Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”

•	Accounting Standards Update No. 2014-17 “Business Combinations (Topic 805): Pushdown Accounting”
•

Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

•	Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”
•

Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”

•

Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”

•	Accounting Standards Update No. 2014-01 “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2015

UNAUDITED INTERIM FINANCIAL INFORMATION

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014
Net sales	$2,673.8	$2,902.5	$2,957.8	$3,069.3	$11,603.4
Gross profit	573.2	662.2	647.6	667.6	2,550.6
Income from operations	96.0	178.2	173.7	68.0	515.9
Net (loss) earnings attributable to RR Donnelley common shareholders	(29.0)	64.7	62.2	19.5	117.4
Net (loss) earnings per diluted share attributable to RR Donnelley common shareholders (a)	(0.15)	0.32	0.31	0.10	0.59
Closing stock price high	20.38	18.30	17.82	17.70	20.38
Closing stock price low	17.15	15.10	15.85	15.02	15.02
Closing stock price at quarter-end	17.90	16.96	16.46	16.81	16.81

2013
Net sales	$2,538.5	$2,571.6	$2,614.9	$2,755.3	$10,480.3
Gross profit	558.3	598.2	570.4	603.6	2,330.5
Income from operations	139.8	173.2	134.6	132.1	579.7
Net earnings attributable to RR Donnelley common shareholders	27.1	65.4	14.7	104.0	211.2
Net earnings per diluted share attributable to RR Donnelley common shareholders (a)	0.15	0.36	0.08	0.56	1.15
Closing stock price high	12.05	14.07	19.26	20.60	20.60
Closing stock price low	8.72	10.98	14.23	15.74	8.72
Closing stock price at quarter-end	12.05	14.01	15.78	20.28	20.28

(a)	The full year amount does not equal the sum of the quarters due to rounding.

Reflects results of acquired businesses from the relevant acquisition dates.

_________

Includes the following significant items:

•

For 2014: Pre-tax restructuring, impairment and other charges of $133.7 million ($97.0 million after-tax), $95.7 million pre-tax settlement charges ($58.4 million after-tax) on lump-sum pension settlement payments, $77.1 million pre-tax loss ($49.8 million after-tax) on the repurchases of $361.1 million of senior notes, $18.4 million pre-tax loss ($13.8 million after-tax) on the currency remeasurement in Venezuela, pre-tax loss of $16.4 million ($14.2 million after-tax) as a result of the bankruptcy liquidation of RRDA, a subsidiary of RR Donnelley, pre-tax charges of $14.3 million ($9.1 million after-tax) for inventory purchase accounting adjustments for Consolidated Graphics and Esselte, $10.4 million net pre-tax gain ($6.4 million after-tax) on the sale of Journalism Online and GRES, pre-tax gain of $9.5 million ($9.5 million after-tax) related to the acquisition of Esselte, $15.2 million tax benefit related to the decline in value of an entity within the Strategic Services segment, pre-tax charges of $8.6 million ($6.9 million after-tax) for acquisition related expenses and a pre-tax gain of $3.0 million ($1.9 million after-tax) from the sale of the Company’s shares of a previously impaired equity investment and a pre-tax loss of $1.3 million ($0.8 million after-tax) from the impairment of an equity investment;

•

For 2013: Pre-tax restructuring, impairment and other charges of $133.5 million ($88.2 million after-tax), $81.9 million pre-tax loss ($53.9 million after-tax) on the repurchases of $753.7 million of senior notes, $58.5 million income tax benefit related to the decline in value and reorganization of certain entities within the Publishing and Retail Services segment and a $7.2 million benefit for previously unrecognized tax benefits related to the expected resolution of certain federal tax matters, pre-tax loss of $17.9 million ($12.3 million after-tax) on the disposal of the MRM France direct mail business in the International segment, pre-tax charges of $5.9 million ($5.2 million after-tax) for acquisition-related expenses, $5.5 million pre-tax impairment loss ($3.6 million after-tax) on equity investments and a $3.2 million pre-tax loss ($2.0 million after-tax) on the currency devaluation in Venezuela.

INDEX TO EXHIBITS

2.1

Agreement and Plan of Merger by and among Courier Corporation, R. R. Donnelley & Sons Company, Raven Solutions, Inc. and Raven Ventures LLC, dated as of February 5, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 11, 2015)

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

E-1

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