Form 10-Q
period 2015-03-31
RR Donnelley & Sons Co
filed 2015-05-07
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐    No  ☒

As of May 1, 2015, 200.6 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$268.7	$527.9
Receivables, less allowances for doubtful accounts of $48.0 in 2015 (2014 - $44.3)	1,981.6	2,033.8
Inventories (Note 3)	560.2	586.2
Prepaid expenses and other current assets	233.2	225.4
Total current assets	3,043.7	3,373.3
Property, plant and equipment-net (Note 4)	1,455.5	1,515.5
Goodwill (Note 5)	1,697.9	1,706.6
Other intangible assets-net (Note 5)	402.5	423.7
Deferred income taxes	227.2	234.1
Other noncurrent assets	378.5	386.1
Total assets	$7,205.3	$7,639.3
LIABILITIES
Accounts payable	$1,100.1	$1,296.6
Accrued liabilities	727.5	867.3
Short-term and current portion of long-term debt (Note 14)	203.3	203.4
Total current liabilities	2,030.9	2,367.3
Long-term debt (Note 14)	3,431.0	3,429.1
Pension liabilities	589.4	616.1
Other postretirement benefits plan liabilities	204.7	210.8
Other noncurrent liabilities	390.7	395.6
Total liabilities	6,646.7	7,018.9
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 259.0 shares in 2015 and 2014	323.7	323.7
Additional paid-in-capital	3,011.0	3,041.5
Accumulated deficit	(588.8)	(559.1)
Accumulated other comprehensive loss	(794.2)	(773.6)
Treasury stock, at cost, 58.4 shares in 2015 (2014 - 59.2 shares)	(1,408.8)	(1,438.7)
Total RR Donnelley shareholders' equity	542.9	593.8
Noncontrolling interests	15.7	26.6
Total equity	558.6	620.4
Total liabilities and equity	$7,205.3	$7,639.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Products net sales	$2,260.3	$2,225.7
Services net sales	485.8	448.1
Total net sales	2,746.1	2,673.8

Products cost of sales (exclusive of depreciation and amortization)	1,780.3	1,745.9
Services cost of sales (exclusive of depreciation and amortization)	386.1	354.7
Total cost of sales	2,166.4	2,100.6

Products gross profit	480.0	479.8
Services gross profit	99.7	93.4
Total gross profit	579.7	573.2
Selling, general and administrative expenses (exclusive of depreciation and amortization)	330.9	316.5
Restructuring, impairment and other charges-net (Note 6)	19.8	45.2
Depreciation and amortization	113.4	115.5
Income from operations	115.6	96.0
Interest expense-net	69.0	71.0
Investment and other expense-net	28.3	4.6
Loss on debt extinguishment	—	77.1
Earnings (loss) before income taxes	18.3	(56.7)
Income tax expense (benefit)	6.4	(23.5)
Net earnings (loss)	11.9	(33.2)
Less: Loss attributable to noncontrolling interests	(10.4)	(4.2)
Net earnings (loss) attributable to RR Donnelley common shareholders	$22.3	$(29.0)

Net earnings (loss) per share attributable to RR Donnelley common shareholders (Note 10):
Basic net earnings (loss) per share	$0.11	$(0.15)
Diluted net earnings (loss) per share	$0.11	$(0.15)

Dividends declared per common share	$0.26	$0.26

Weighted average number of common shares outstanding:
Basic	200.6	193.1
Diluted	202.1	193.1

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Net earnings (loss)	$11.9	$(33.2)

Other comprehensive (loss) income, net of tax (Note 11):
Translation adjustments	(22.6)	(9.0)
Adjustment for net periodic pension and postretirement benefits plan cost	2.2	0.9
Other comprehensive loss	(20.4)	(8.1)
Comprehensive loss	(8.5)	(41.3)
Less: comprehensive loss attributable to noncontrolling interests	(10.2)	(4.3)
Comprehensive income (loss) attributable to RR Donnelley common shareholders	$1.7	$(37.0)

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net earnings (loss)	$11.9	$(33.2)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Impairment charges	0.8	6.6
Depreciation and amortization	113.4	115.5
Provision for doubtful accounts receivable	5.9	2.4
Share-based compensation	3.5	3.8
Deferred income taxes	(8.0)	(3.2)
Changes in uncertain tax positions	(1.5)	(2.9)
Gain on investments and other assets – net	(0.2)	(0.8)
Loss related to Venezuela currency remeasurement-net	29.9	21.8
Loss on debt extinguishment	—	77.1
Net pension and other postretirement benefits plan income	(10.8)	(11.3)
Gain on bargain purchase	—	(16.6)
Other	11.8	6.4
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	9.8	23.1
Inventories	(1.0)	6.1
Prepaid expenses and other current assets	(3.4)	(9.1)
Accounts payable	(173.7)	(145.0)
Income taxes payable and receivable	4.1	(33.1)
Accrued liabilities and other	(128.5)	(73.8)
Pension and other postretirement benefits plan contributions	(8.3)	(14.2)
Net cash used in operating activities	(144.3)	(80.4)
INVESTING ACTIVITIES
Capital expenditures	(48.5)	(49.0)
Acquisitions of businesses, net of cash acquired	(2.0)	(381.6)
Disposition of businesses	(0.2)	1.7
Proceeds from sales of investments and other assets	5.4	1.5
Other investing activities	(0.4)	—
Net cash used in investing activities	(45.7)	(427.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	400.0
Net change in short-term debt	1.7	0.1
Payments of current maturities and long-term debt	(0.3)	(552.5)
Net proceeds from credit facility borrowings	—	10.0
Debt issuance costs	—	(6.2)
Dividends paid	(52.0)	(47.3)
Other financing activities	3.0	(0.9)
Net cash used in financing activities	(47.6)	(196.8)
Effect of exchange rate on cash and cash equivalents	(21.6)	(15.4)
Net decrease in cash and cash equivalents	(259.2)	(720.0)
Cash and cash equivalents at beginning of year	527.9	1,028.4
Cash and cash equivalents at end of period	$268.7	$308.4

Supplemental non-cash disclosure:
Issuances of 17.0 million shares of RR Donnelley stock for acquisitions of businesses	$—	$319.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Acquisitions and Dispositions

2015 Acquisitions

On February 5, 2015, the Company announced that it had entered into a definitive agreement to acquire Courier Corporation (“Courier”), a leader in digital printing, publishing and content management primarily in the United States, specializing in educational, religious and trade books. Based on the Company’s closing share price on March 31, 2015, the total transaction value is approximately $290.5 million in cash and RR Donnelley shares, plus the assumption of Courier’s net debt.  The completion of the transaction is subject to customary closing conditions, including approval of Courier’s shareholders.

For the three months ended March 31, 2015, the Company recorded $10.5 million of acquisition-related expenses associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

For the three months ended March 31, 2014, the Company recorded $7.7 million of acquisition-related expenses associated with acquisitions completed or contemplated within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Based on the valuations, the final purchase price allocations for these acquisitions as well as the purchase price allocation for an insignificant acquisition were as follows:

Accounts receivable	$242.0
Inventories	89.6
Prepaid expenses and other current assets	17.5
Property, plant and equipment	337.0
Other intangible assets	205.0
Other noncurrent assets	11.9
Goodwill	300.1
Accounts payable and accrued liabilities	(221.0)
Other noncurrent liabilities	(57.5)
Deferred taxes--net	(96.6)
Total purchase price-net of cash acquired	828.0
Less: debt assumed	118.4
Less: value of common stock issued	319.0
Less: gain on bargain purchase	9.5
Net cash paid	$381.1

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

2014 Dispositions

On August 15, 2014, the Company sold the assets and liabilities of Journalism Online, LLC (“Journalism Online”), a provider of online subscription management services, for net proceeds of $10.7 million, of which $9.3 million was received as of March 31, 2015, resulting in a gain of $11.2 million during the year ended December 31, 2014. The gain was included in net investment and other expense in the Consolidated Statement of Operations. The operations of the Journalism Online business were included in the Strategic Services segment.

On August 11, 2014, the Company’s subsidiary, RR Donnelley Argentina S.A. (“RRDA”), filed for bankruptcy liquidation in bankruptcy court in Argentina. The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed. As a result of the bankruptcy liquidation, the Company recorded a loss of $16.4 million in net investment and other expense for the year ended December 31, 2014. Effective as of the court’s approval, the operating results of RRDA are no longer included in the Company’s consolidated results of operations. RRDA had net sales of $9.6 million and a loss before income taxes of $1.4 million for the three months ended March 31, 2014. The operations of RRDA were included in the International segment.

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services, for net proceeds of $1.8 million and a loss of $0.8 million, which was recognized in net investment and other expense in the Consolidated Statements of Operations for the year ended December 31, 2014. The operations of the GRES business were included in the International segment.

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2014 presents the combined results of operations of the Company and the 2014 acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to acquisition.

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

Three Months Ended March 31, 2014
Net sales	$2,826.6
Net loss attributable to RR Donnelley common shareholders	(17.7)
Net loss per share attributable to RR Donnelley common shareholders:
Basic	$(0.09)
Diluted	$(0.09)

The following table outlines unaudited pro forma financial information for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Amortization of purchased intangibles	$20.5
Restructuring, impairment and other charges	30.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Additionally, the pro forma adjustments affecting net loss attributable to RR Donnelley common shareholders for the three months ended March 31, 2014 were as follows:

Three Months Ended March 31, 2014
Depreciation and amortization of purchased assets, pre-tax	$(0.2)
Acquisition-related expenses, pre-tax	18.6
Restructuring and impairment charges, pre-tax	17.1
Inventory fair value adjustment, pre-tax	12.1
Other pro forma adjustments, pre-tax	(10.6)
Income taxes	(10.2)

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
Raw materials and manufacturing supplies	$250.0	$261.7
Work in process	155.4	157.5
Finished goods	249.1	260.6
LIFO reserve	(94.3)	(93.6)
Total	$560.2	$586.2

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
Land	$111.1	$112.1
Buildings	1,206.7	1,214.8
Machinery and equipment	6,123.8	6,142.8
	7,441.6	7,469.7
Less: Accumulated depreciation	(5,986.1)	(5,954.2)
Total	$1,455.5	$1,515.5

During the three months ended March 31, 2015 and 2014, depreciation expense was $82.9 million and $87.9 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $3.4 million and $7.2 million at March 31, 2015 and December 31, 2014, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2015 were as follows:

	Publishing & Retail	Print	Strategic	International
	Services	Solutions	Services	Services	Total
Net book value as of December 31, 2014
Goodwill	$688.0	1,914.1	987.5	$1,213.9	$4,803.5
Accumulated impairment losses	(688.0)	(1,105.2)	(222.4)	(1,081.3)	(3,096.9)
Total	—	808.9	765.1	132.6	1,706.6
Acquisitions	—	—	1.2	—	1.2
Foreign exchange and other adjustments	—	(1.2)	(0.4)	(8.3)	(9.9)
Net book value as of March 31, 2015
Goodwill	688.0	1,912.9	986.0	1,151.1	4,738.0
Accumulated impairment losses	(688.0)	(1,105.2)	(220.1)	(1,026.8)	(3,040.1)
Total	$—	$807.7	$765.9	$124.3	$1,697.9

The components of other intangible assets at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$850.5	$(503.3)	$347.2	$865.6	$(498.0)	$367.6
Patents	98.3	(98.3)	—	98.3	(98.3)	—
Trademarks, licenses and agreements	31.8	(29.9)	1.9	31.5	(29.7)	1.8
Trade names	42.9	(16.2)	26.7	43.1	(15.6)	27.5
Total amortizable other intangible assets	1,023.5	(647.7)	375.8	1,038.5	(641.6)	396.9
Indefinite-lived trade names	26.7	—	26.7	26.8	—	26.8
Total other intangible assets	$1,050.2	$(647.7)	$402.5	$1,065.3	$(641.6)	$423.7

Amortization expense for other intangible assets was $19.0 million and $18.3 million for the three months ended March 31, 2015 and 2014, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of March 31, 2015:

For the year ending December 31,	Amount
2015	$73.6
2016	56.2
2017	50.2
2018	45.0
2019	41.5
2020 and thereafter	128.3
Total	$394.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended March 31, 2015 and 2014, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
March 31, 2015	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$2.8	$1.1	$3.9	$(0.4)	$0.8	$4.3
Variable Print	2.0	1.3	3.3	1.3	0.4	5.0
Strategic Services	1.6	0.5	2.1	—	0.1	2.2
International	7.7	0.2	7.9	(0.2)	—	7.7
Corporate	0.1	0.5	0.6	—	—	0.6
Total	$14.2	$3.6	$17.8	$0.7	$1.3	$19.8

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
March 31, 2014	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$0.2	$2.1	$2.3	$2.2	16.3	$20.8
Variable Print	11.1	0.9	12.0	4.5	4.1	20.6
Strategic Services	1.0	0.5	1.5	—	0.1	1.6
International	1.1	0.5	1.6	—	—	1.6
Corporate	0.5	0.1	0.6	—	—	0.6
Total	$13.9	$4.1	$18.0	$6.7	$20.5	$45.2

Restructuring and Impairment Charges

For the three months ended March 31, 2015, the Company recorded net restructuring charges of $14.2 million for employee termination costs for 894 employees, of whom 735 were terminated as of March 31, 2015. These charges primarily related to one facility closure in the International segment, one facility closure in the Variable Print segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $3.6 million for the three months ended March 31, 2015. For the three months ended March 31, 2015, the Company also recorded $0.7 million of net impairment charges primarily related to buildings and machinery and equipment associated with facility closures.

For the three months ended March 31, 2014, the Company recorded net restructuring charges of $13.9 million for employee termination costs for 278 employees, substantially all of whom were terminated as of March 31, 2015. These charges primarily related to the integration of Consolidated Graphics, including the closure of three Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $4.1 million for the three months ended March 31, 2014. For the three months ended March 31, 2014, the Company also recorded $6.7 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Other Charges

For the three months ended March 31, 2015 and 2014, the Company recorded other charges of $1.3 million and $20.5 million, respectively, for multi-employer pension plan withdrawal obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from all multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $10.9 million and $86.6 million, respectively, as of March 31, 2015.

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

Restructuring Reserve

The restructuring reserve as of December 31, 2014 and March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	March 31,
	2014	Charges	Other	Paid	2015
Employee terminations	$13.0	$14.2	$(0.8)	$(11.1)	$15.3
Multi-employer pension withdrawal obligations	34.6	0.5	(0.1)	(1.5)	33.5
Lease terminations and other	15.1	3.1	—	(5.4)	12.8
Total	$62.7	$17.8	$(0.9)	$(18.0)	$61.6

The current portion of restructuring reserves of $23.7 million at March 31, 2015 was included in accrued liabilities, while the long-term portion of $37.9 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at March 31, 2015.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March 2016.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015	2014
Pension (income) expense
Service cost	$0.6	$0.5
Interest cost	44.8	47.7
Expected return on assets	(61.6)	(63.1)
Amortization, net	10.2	7.8
Net pension income	$(6.0)	$(7.1)
Other postretirement benefits plan (income) expense
Service cost	$1.2	$1.1
Interest cost	4.0	4.2
Expected return on plan assets	(3.3)	(3.1)
Amortization, net	(6.7)	(6.4)
Net other postretirement benefits plan income	$(4.8)	$(4.2)

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $3.5 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively.

Stock Options

There were no options granted during the three months ended March 31, 2015 and 2014.

Stock option awards as of December 31, 2014 and March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares Under Option	Exercise	Term	Value
	(Thousands)	Price	(Years)	(millions)
Outstanding at December 31, 2014	3,847	$19.43	4.7	$12.6
Exercised	(92)	13.21
Outstanding at March 31, 2015	3,755	19.58	4.4	16.6
Vested and expected to vest at March 31, 2015	3,745	19.60	4.4	16.6
Exercisable at March 31, 2015	1,729	$10.48	5.2	$15.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2015 and December 31, 2014, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2015 and December 31, 2014. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three months ended March 31, 2015 and 2014 was $0.5 million and $1.0 million, respectively. Excess tax benefits on stock option exercises, shown as financing cash inflows in the Condensed Consolidated Statements of Cash Flows were $0.1 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

Compensation expense related to stock options for the three months ended March 31, 2015 and 2014 was $0.2 million and $0.3 million, respectively. As of March 31, 2015, $0.5 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 0.9 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2014 and March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

		Weighted Average
	Shares	Grant Date
	(Thousands)	Fair Value
Nonvested at December 31, 2014	2,045	$12.54
Granted	575	16.73
Vested	(880)	12.94
Nonvested at March 31, 2015	1,740	$13.71

Compensation expense related to restricted stock units for the three months ended March 31, 2015 and 2014 was $2.6 million and $2.9 million, respectively. As of March 31, 2015, there was $19.7 million of unrecognized share-based compensation expense related to approximately 1.7 million of restricted stock unit awards, with a weighted average grant date fair market value of $13.71, that are expected to vest over a weighted average period of 2.5 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Excess tax benefits on restricted stock units that vested, shown as financing cash inflows in the Condensed Consolidated Statements of Cash Flows, were $2.1 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively.

Performance Share Units

Nonvested performance share unit awards as of December 31, 2014 and March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

		Weighted Average
	Shares	Grant Date
	(Thousands)	Fair Value
Nonvested at December 31, 2014	804	$11.87
Granted	418	16.73
Nonvested at March 31, 2015	1,222	$13.53

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

During the three months ended March 31, 2015, 418,000 performance share unit awards were granted to certain executive and senior officers, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2015 through December 31, 2017. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the three months ended March 31, 2015 range from 209,000 to 627,000 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company.  In addition, certain of these awards provide for continued vesting upon same terms and conditions that would have applied had grantee's employment not terminated upon a termination without cause by the Company or for good reason by the grantee.

Compensation expense for the performance share unit awards granted in 2015 is being recognized based on 100% payout or 418,000 shares. Compensation expense for the performance share unit awards granted in 2014 and 2013 is being recognized based on the maximum estimated payout of 319,000 and 485,000 shares, for each respective period. Compensation expense related to performance share unit awards for the three months ended March 31, 2015 and 2014 was $0.7 million and $0.6 million, respectively.  As of March 31, 2015, there was $11.1 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 2.3 years.

9. Equity

The Company’s equity as of December 31, 2014 and March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2014	$593.8	$26.6	620.4
Net earnings (loss)	22.3	(10.4)	11.9
Other comprehensive loss	(20.6)	0.2	(20.4)
Share-based compensation	3.5	—	3.5
Issuance of share-based awards, net of withholdings and other	(4.1)	—	(4.1)
Cash dividends paid	(52.0)	—	(52.0)
Distributions to noncontrolling interests	—	(0.7)	(0.7)
Balance at March 31, 2015	$542.9	$15.7	$558.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company’s equity as of December 31, 2013 and March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2013	$631.8	$21.9	$653.7
Net loss	(29.0)	(4.2)	(33.2)
Other comprehensive loss	(8.0)	(0.1)	(8.1)
Share-based compensation	3.8	—	3.8
Issuances of common stock	300.7	—	300.7
Issuances of treasury stock	18.3	—	18.3
Issuance of share-based awards, net of withholdings and other	(4.4)	—	(4.4)
Cash dividends paid	(47.3)	—	(47.3)
Noncontrolling interests in acquired business	—	2.7	2.7
Distributions to noncontrolling interests	—	(0.7)	(0.7)
Balance at March 31, 2014	$865.9	$19.6	$885.5

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

During the three months ended March 31, 2015 and 2014, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015	2014
Net earnings (loss) per share attributable to RR Donnelley common shareholders:
Basic	$0.11	$(0.15)
Diluted	$0.11	$(0.15)
Dividends declared per common share	$0.26	$0.26
Numerator:
Net earnings (loss) attributable to RR Donnelley common shareholders	$22.3	$(29.0)
Denominator:
Weighted average number of common shares outstanding	200.6	193.1
Dilutive options and awards	1.5	—
Diluted weighted average number of common shares outstanding	202.1	193.1
Weighted average number of anti-dilutive share-based awards:
Stock options	2.0	4.1
Performance share units	0.9	1.0
Restricted stock units	—	2.3
Total	2.9	7.4

11. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31, 2015
	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$(22.6)	$—	$(22.6)
Adjustment for net periodic pension and other postretirement benefits plan cost	3.5	1.3	2.2
Change in fair value of derivatives	0.1	0.1	—
Other comprehensive (loss) income	$(19.0)	$1.4	$(20.4)

	Three Months Ended
	March 31, 2014
	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$(9.0)	$—	$(9.0)
Adjustment for net periodic pension and other postretirement benefits plan cost	1.4	0.5	0.9
Change in fair value of derivatives	0.1	0.1	—
Other comprehensive (loss) income	$(7.5)	$0.6	$(8.1)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2014 and March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2014	$(0.1)	$(762.3)	$(11.2)	$(773.6)
Other comprehensive loss before reclassifications	—	—	(22.8)	(22.8)
Amounts reclassified from accumulated other comprehensive loss	—	2.2	—	2.2
Net change in accumulated other comprehensive loss	—	2.2	(22.8)	(20.6)
Balance at March 31, 2015	$(0.1)	$(760.1)	$(34.0)	$(794.2)

Accumulated other comprehensive income (loss) by component as of December 31, 2013 and March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2013	$(0.2)	$(521.4)	$33.5	$(488.1)
Other comprehensive loss before reclassifications	—	—	(8.9)	(8.9)
Amounts reclassified from accumulated other comprehensive loss	—	0.9	—	0.9
Net change in accumulated other comprehensive loss	—	0.9	(8.9)	(8.0)
Balance at March 31, 2014	$(0.2)	$(520.5)	$24.6	$(496.1)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		Classification in the Condensed
	2015	2014	Consolidated Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$10.2	$7.8	(a)
Net prior service credit	(6.7)	(6.4)	(a)
Reclassifications before tax	3.5	1.4
Income tax expense	1.3	0.5
Reclassifications, net of tax	$2.2	$0.9

(a)

These accumulated other comprehensive income (loss) components are included in the calculation of net periodic pension and other postretirement benefits plan income recognized in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations (see Note 7, Employee Benefits).

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

Variable Print

The Variable Print segment includes the Company’s U.S. short-run and transactional printing operations. This segment’s primary product offerings include commercial and digital print, office products, direct mail, labels, statement printing, forms and packaging.

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

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2015
Publishing and Retail Services	$577.8	$(4.0)	$573.8	$11.8	$1,153.9	$34.3	$12.5
Variable Print	964.2	(15.4)	948.8	66.2	2,585.7	39.0	9.5
Strategic Services	694.8	(27.5)	667.3	55.0	1,419.5	17.4	11.9
International	581.2	(25.0)	556.2	12.1	1,586.8	21.7	12.2
Total operating segments	2,818.0	(71.9)	2,746.1	145.1	6,745.9	112.4	46.1
Corporate	—	—	—	(29.5)	459.4	1.0	2.4
Total operations	$2,818.0	$(71.9)	$2,746.1	$115.6	$7,205.3	$113.4	$48.5

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2014
Publishing and Retail Services	$643.5	$(0.8)	$642.7	$9.9	$1,303.6	$37.7	$11.9
Variable Print	809.0	(16.9)	792.1	27.7	2,723.6	35.1	10.4
Strategic Services	650.6	(30.9)	619.7	55.4	1,427.0	16.1	9.9
International	639.4	(20.1)	619.3	30.2	1,919.5	24.9	12.0
Total operating segments	2,742.5	(68.7)	2,673.8	123.2	7,373.7	113.8	44.2
Corporate	—	—	—	(27.2)	220.7	1.7	4.8
Total operations	$2,742.5	$(68.7)	$2,673.8	$96.0	$7,594.4	$115.5	$49.0

Restructuring, impairment and other charges by segment for the three months ended March 31, 2015 and 2014 are described in Note 6, Restructuring, Impairment and Other Charges.

13. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in twelve active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate nine other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company is party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

14. Debt

The Company’s debt at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
5.50% senior notes due May 15, 2015	$200.0	$200.0
8.60% senior notes due August 15, 2016	219.2	219.1
6.125% senior notes due January 15, 2017	251.1	251.0
7.25% senior notes due May 15, 2018	250.0	250.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	238.9	238.9
7.625% senior notes due June 15, 2020	350.0	350.0
7.875% senior notes due March 15, 2021	448.3	448.3
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	400.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	400.0
6.625% debentures due April 15, 2029	199.5	199.5
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	5.2	3.6
Total debt	3,634.3	3,632.5
Less: current portion	(203.3)	(203.4)
Long-term debt	$3,431.0	$3,429.1

(a)	As of March 31, 2015 and December 31, 2014, the interest rate on the 11.25% senior notes due February 1, 2019 was 12.75% as a result of downgrades in the ratings of the notes by the rating agencies.
(b)	Includes fair value adjustments to the 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges, miscellaneous debt obligations and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $357.1 million and $259.5 million at March 31, 2015 and December 31, 2014, respectively.

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

The weighted average interest rate on borrowings under the Company’s $1.5 billion Credit Agreement was 2.1% during the three months ended March 31, 2015 and 2014.

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

Interest income was $1.7 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

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

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized currently in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at March 31, 2015 and December 31, 2014 was $342.9 million and $377.2 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating-rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $400.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which were attributable to changes in the benchmark interest rate.  During the three months ended March 31, 2014, the Company repurchased $211.0 million of the 8.25% senior notes due March 15, 2019, and related interest rate swaps with a notional amount of $210.0 million were terminated, resulting in payments of $4.2 million for the fair value of the interest rate swaps.  As a result of the termination, the remaining notional value of the interest rate swap agreements as of March 31, 2015 was $190.0 million. The interest rate swaps were designated as fair value hedges against changes in the value of $239.0 million of the Company’s 8.25% senior notes due March 15, 2019.

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $600.0 million of its fixed-rate senior notes to a floating-rate LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $600.0 million at inception, are designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 1, 2014, which are attributable to changes in the benchmark interest rate. During March 2012, the Company repurchased $341.8 million of the 4.95% senior notes due April 1, 2014, and related interest rate swaps with a notional value of $342.0 million were terminated, resulting in proceeds of $11.0 million for the fair value of the interest rate swaps. In conjunction with the 4.95% senior notes’ maturity in April 2014, the remaining interest rate swap agreements matured.

The fair values of interest rate swaps were determined to be Level 2 under the fair value hierarchy and were developed using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. On at least a quarterly basis, the Company evaluates the credit value adjustments of the interest rate swap agreements, which take into account the possibility of counterparty and the Company’s own default.

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

At March 31, 2015 and December 31, 2014, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	March 31, 2015	December 31, 2014
Derivatives not designated as hedges
Prepaid expenses and other current assets	$37.2	$7.0
Accrued liabilities	0.3	0.5
Derivatives designated as fair value hedges
Other noncurrent assets	$1.0	$—
Other noncurrent liabilities	—	1.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The pre-tax gains related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 were as follows:

		Three Months Ended
	Classification of Gain Recognized in the	March 31,
	Condensed Consolidated Statements of Operations	2015	2014
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(31.7)	$(0.4)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting (gain) loss on the related interest rate swaps for the three months ended March 31, 2015 and 2014 were as follows:

		Three Months Ended
	Classification of (Gain) Loss Recognized in the	March 31,
	Condensed Consolidated Statements of Operations	2015	2014
Fair Value Hedges
Interest rate swaps	Investment and other expense-net	$(2.3)	$(0.1)
Hedged items	Investment and other expense-net	$2.1	(0.6)
Total gain recognized as ineffectiveness in the Condensed Consolidated Statements of Operations	Investment and other expense-net	$(0.2)	$(0.7)

The Company also recognized a net reduction to interest expense of $0.6 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities required to be adjusted to fair value on a recurring basis are pension and other postretirement benefits plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15, Derivatives, for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of March 31, 2015 and December 31, 2014. See Note 14, Debt, for the fair value of the Company’s debt, which is recorded at book value.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2, Acquisitions and Dispositions, for further discussion on the fair value of assets and liabilities associated with acquisitions.

The fair value as of the measurement date, net book value as of March 31, 2015 and 2014 and related impairment charges for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015		As of March 31, 2015
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$0.7	$3.1	$2.9
Long-lived assets held for sale or disposal	1.1	0.4	0.4
Total	$1.8	$3.5	$3.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended March 31, 2014		As of March 31, 2014
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$4.7	$5.8	$5.7
Long-lived assets held for sale or disposal	1.9	4.2	3.9
Total	$6.6	$10.0	$9.6

The fair value of long-lived assets held for sale that were remeasured during the three months ended March 31, 2015 and 2014 were reduced by estimated costs to sell of $0.2 million and $0.3 million, respectively.

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

During the first quarter of 2014, the Venezuelan government expanded the operation of the Supplementary System for the Administration of Foreign Currency (“SICAD 1”) currency exchange mechanism for use with certain transactions. In addition, the Venezuelan government also began operating the SICAD 2 exchange which the government indicated was available to all entities for all transactions.  The Venezuelan government indicated that the official rate of 6.3 Bolivars per U.S. Dollar would be reserved only for settlement of U.S. Dollar denominated purchases of “essential goods and services.” While there was considerable uncertainty as to the nature, amount and timing of transactions that could be settled through SICAD 1 and SICAD 2, beginning March 31, 2014, certain assets of the Company’s Venezuelan subsidiaries were remeasured at the SICAD 2 rate as the Company believed those assets would ultimately be utilized to settle U.S. Dollar denominated liabilities using SICAD 2.  Remaining net monetary assets were remeasured at the SICAD 1 rate, as the Company believed SICAD 1 would be applicable for future transactions, and dividend remittances, if any, from the Company’s Venezuelan subsidiaries.  As of March 31, 2014, the SICAD 1 and SICAD 2 exchange rates were 10.7 and 49.8 Bolivars per U.S. Dollar, respectively.

In February 2015, the Venezuelan government discontinued the SICAD 2 rate and introduced a new currency exchange rate mechanism (“SIMADI”).   While considerable uncertainty still exists as to the nature, amount and timing of transactions that could be settled through the various currency exchange rate mechanisms, as of February 28, 2015, monetary assets and liabilities of the Company’s Venezuelan subsidiaries were remeasured at the SIMADI rate as the Company believes the SIMADI is the exchange rate mechanism most likely to be available to the Company’s Venezuelan subsidiaries to settle U.S. Dollar denominated transactions.  As of March 31, 2015 the SIMADI rate was 193.0.

As a result of the remeasurement at the SIMADI rate and the related impact of the devaluation, during the three months ended March 31, 2015, a pre-tax loss of $29.9 million ($26.3 million after-tax) was recognized in net investment and other expense, of which $10.3 million was included in loss attributable to noncontrolling interests.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The exchange rate available through SIMADI will fluctuate, causing additional remeasurements of the Company’s Venezuelan subsidiaries’ local currency-denominated net monetary assets and further impact ongoing results. The operating results of the Venezuelan subsidiaries, one of which is the operating entity and a 50.1% owned joint venture, are not significant to the Company’s consolidated results of operations.

On April 29, 2015, the Company sold its 50.1% interest in the Venezuelan operating entity. The Company estimates that it will recognize a net loss of approximately $15.0 million, in net investment and other expense in the Consolidated Statements of Operations during the second quarter of 2015. The operations of the Venezuela business were included in the International segment.

18. New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability.  ASU 2015-03 requires retrospective application and represents a change in accounting principle. The update becomes effective on January 1, 2016. Based on the balances as of March 31, 2015, the adoption will require the Company to reclassify $45.2 million of unamortized debt issuance costs from "Other noncurrent assets" to "Long-term debt."

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. On April 1, 2015, the FASB proposed a one year deferral of the effective date of ASU 2014-09 to January 1, 2018. Early adoption of the standard will be permitted in the first quarter of 2017. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is evaluating the impact of the provisions of ASU 2014-09 and the related deferral and currently anticipates applying the modified retrospective approach when adopting the standard.

The following recently issued standards are not expected to have a material impact on the Company’s Consolidated Financial Statements:

•	Accounting Standards Update No. 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”
•	Accounting Standards Update No. 2015-04 “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”
•	Accounting Standards Update No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis”
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
•

Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”

The following standards were effective for and adopted by the Company in the first quarter of 2015. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows:

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

Variable Print

The Variable Print segment includes the Company’s U.S. short-run and transactional printing operations. This segment’s primary product offerings include commercial and digital print, office products, direct mail, labels, statement printing, forms and packaging.

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

Business Acquisitions and Dispositions

2015 Acquisitions

On February 5, 2015, the Company announced that it had entered into a definitive agreement to acquire Courier Corporation (“Courier”), a leader in digital printing, publishing and content management primarily in the United States, specializing in educational, religious and trade books. Based on the Company’s closing share price on March 31, 2015, the total transaction value is approximately $290.5 million in cash and RR Donnelley shares, plus the assumption of Courier’s net debt.  The completion of the transaction is subject to customary closing conditions, including approval of Courier’s shareholders.

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

2014 Dispositions

On August 15, 2014, the Company sold the assets and liabilities of Journalism Online, LLC (“Journalism Online”), a provider of online subscription management services, for net proceeds of $10.7 million, of which $9.3 million was received as of March 31, 2015, resulting in a gain of $11.2 million during the year ended December 31, 2014. The operations of the Journalism Online business were included in the Strategic Services segment.

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

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services, for net proceeds of $1.8 million and a loss of $0.8 million for the year ended December 31, 2014. The operations of the GRES business were included in the International segment.

Executive Overview

First Quarter Overview

Net sales increased by 2.7% in the first quarter of 2015 compared to the same period in the prior year, including a $57.0 million, or 2.1%, decrease due to foreign exchange rates. The net sales increase was primarily due to the acquisitions of Consolidated Graphics and Esselte. On a proforma basis, the Company’s net sales decreased by approximately 2.8% (see Note 2, Acquisitions and Dispositions, to the Condensed Consolidated Financial Statements). The net sales decrease on a proforma basis was primarily due to the impact of foreign exchange rates, volume declines and decreases in pass-through paper sales in the Publishing and Retail Services segment and price pressures, partially offset by increased volume in the Strategic Services segment.

Net cash used in operating activities for the three months ended March 31, 2015 was $144.3 million as compared to $80.4 million for the three months ended March 31, 2014. The increase in net cash used in operating activities reflected timing of supplier and customer payments, higher payments for incentive compensation and acquisition-related costs, partially offset by lower pension and other postretirement benefit plan contributions.

Financial Performance: Three Months Ended March 31, 2015

The changes in the Company’s income from operations, operating margin, net earnings (loss) attributable to RR Donnelley common shareholders and net earnings (loss) attributable to RR Donnelley common shareholders per diluted share for the three months ended March 31, 2015, from the three months ended March 31, 2014, were due to the following:

	Income from Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders	Net Earnings (Loss) Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the three months ended March 31, 2014	$96.0	3.6%	$(29.0)	$(0.15)
2015 restructuring, impairment and other charges - net	(19.8)	(0.7%)	(3.1)	(0.02)
2014 restructuring, impairment and other charges - net	45.2	1.6%	33.5	0.18
Acquisition-related expenses	(2.8)	(0.1%)	(4.3)	(0.02)
Purchase accounting inventory adjustment	12.1	0.5%	7.6	0.04
Venezuela currency remeasurement	—	—	(8.2)	(0.04)
Loss on debt extinguishment	—	—	49.8	0.26
Gain on bargain purchase	—	—	(16.6)	(0.09)
Loss on disposal of business	—	—	0.4	—
Operations	(15.1)	(0.7%)	(7.8)	(0.05)
For the three months ended March 31, 2015	$115.6	4.2%	$22.3	$0.11

2015 restructuring, impairment and other charges - net: included pre-tax charges of $14.2 million for employee termination costs; $3.6 million of lease termination and other restructuring costs; $1.3 million for multi-employer pension plan withdrawal obligations; and $0.7 million for net impairment charges of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

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

Acquisition-related expenses: included pre-tax charges of $10.5 million ($10.5 million after-tax) related to legal, accounting and other expenses for the three months ended March 31, 2015 associated with completed or contemplated acquisitions. For the three months ended March 31, 2014, these pre-tax charges were $7.7 million ($6.2 million after-tax) for acquisitions completed or contemplated.

Purchase accounting inventory adjustment: included pre-tax charges of $12.1 million ($7.6 million after-tax) for the three months ended March 31, 2014 as a result of an inventory purchase accounting adjustment.

Venezuela currency remeasurement: currency remeasurement in Venezuela and the related impact of the devaluation resulted in a pre-tax loss of $29.9 million ($26.3 million after-tax) for the three months ended March 31, 2015, of which $10.3 million was included in loss attributable to noncontrolling interests. For the three months ended March 31, 2014, currency remeasurement in Venezuela resulted in a pre-tax loss of $21.8 million ($14.9 million after-tax), of which $7.1 million was included in loss attributable to noncontrolling interests.

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

Loss on disposal of business: included a pre-tax loss on the disposal of GRES in the International segment of $0.8 million ($0.4 million after-tax) for the three months ended March 31, 2014.

Operations: reflected price pressures and wage and other inflation in the International segment, partially offset by an increase in volume due to the acquisitions of Consolidated Graphics and Esselte and cost control initiatives resulting from the reorganization of certain operations and the integration of Consolidated Graphics and Esselte. See further details in the review of operating results by segment that follows below.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday volume in catalogs, retail inserts and books. Partially offsetting this pattern, demand for financial print and related services is typically stronger in the first half of the year due to annual compliance requirements. As a result of the acquisition of Consolidated Graphics, which provides significant campaign-related printed products, quarterly and annual results may also be impacted by U.S. election cycles. These typical seasonal patterns can be impacted by overall trends in the U.S. and world economy. The Company expects the seasonality impact in 2015 and future years to be in line with historical patterns.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first three months of 2015, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. The Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On January 27, 2013, the United States Postal Service (“USPS”) increased postage rates across all classes of mail by approximately 2.6%, on average. Under the 2006 Postal Accountability and Enhancement Act, it had been anticipated that postage would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). However, on December 24, 2013, the Postal Regulatory Commission (the “PRC”) approved the USPS Board of Governors’ request under the Exigency Provision in the applicable law for price increases of 4.3%. The exigent rate increase was implemented in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all significant mail categories, effective January 26, 2014. According to the PRC’s ruling, which is currently being appealed, the USPS must develop a plan to phase out the exigent rate increase once it has produced the revenue justified by the request. As of March 31, 2015, the USPS has presented a plan for the required phase out which the PRC is evaluating. On January 15, 2015, the USPS filed for a CPI rate increase of 2.0%, which if approved by the PRC, will be effective May 31, 2015. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the USPS to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services has been negatively impacted by increases in postal rates. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. Mail delivery services through the USPS accounted for approximately 44% of the Company’s logistics revenues during the three months ended March 31, 2015.

Goodwill Impairment Assessment

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the three months ended March 31, 2015 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of March 31, 2015, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of October 31, 2015, the Company’s next annual measurement date.

The digital and creative solutions reporting unit has been impacted by a decline in expected full year net sales as the result of the bankruptcy of two premedia services customers.  Further negative developments having a significant impact on the estimated fair value of this reporting unit could result in future goodwill impairment charges. As of the October 31, 2014 annual goodwill impairment test, the digital and creative solutions reporting unit’s estimated fair value exceeded book value by approximately 29.4%. As of March 31, 2015, $25.5 million of goodwill was allocated to the digital and creative solutions reporting unit, which is included within the Strategic Services segment.

Pension and Other Postretirement Benefit Plans

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. Based on current estimates, the Company expects to make cash contributions of approximately $25.0 million to $30.0 million to its pension and other postretirement benefits plans for the full year 2015, of which $8.3 million has been contributed during the three months ended March 31, 2015.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

The following table shows the results of operations for the three months ended March 31, 2015 and 2014, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in millions, except percentages)

Products net sales	$2,260.3	$2,225.7	$34.6	1.6%
Services net sales	485.8	448.1	37.7	8.4%
Total net sales	2,746.1	2,673.8	72.3	2.7%
Products cost of sales (exclusive of depreciation and amortization)	1,780.3	1,745.9	34.4	2.0%
Services cost of sales (exclusive of depreciation and amortization)	386.1	354.7	31.4	8.9%
Total cost of sales	2,166.4	2,100.6	65.8	3.1%
Products gross profit	480.0	479.8	0.2	0.0%
Services gross profit	99.7	93.4	6.3	6.7%
Total gross profit	579.7	573.2	6.5	1.1%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	330.9	316.5	14.4	4.5%
Restructuring, impairment and other charges-net	19.8	45.2	(25.4)	(56.2%)
Depreciation and amortization	113.4	115.5	(2.1)	(1.8%)
Income from operations	$115.6	$96.0	$19.6	20.4%

Consolidated

Net sales of products for the three months ended March 31, 2015 increased $34.6 million, or 1.6%, to $2,260.3 million versus the same period in 2014, including a $50.8 million, or 2.2%, decrease due to changes in foreign exchange rates. Net sales of products increased due to the acquisitions of Consolidated Graphics and Esselte, partially offset by lower volume in the Publishing and Retail Services segment, a $15.7 million, or 0.7% decrease due to a decline in pass-through paper sales and price pressures.

Net sales from services for the three months ended March 31, 2015 increased $37.7 million, or 8.4%, to $485.8 million versus the same period in 2014, including a $6.2 million, or 1.3%, decrease due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in the Strategic Services segment, primarily driven by the logistics reporting unit.

Products cost of sales increased $34.4 million, or 0.4% as a percentage of net sales of products for the three months ended March 31, 2015 versus the same period in the prior year. Products cost of sales increased primarily due to the acquisitions of Consolidated Graphics and Esselte and wage and other inflation in the International segment, partially offset by the impact from the prior year $12.1 million purchase accounting inventory adjustment and lower incentive compensation expense.

Services cost of sales increased $31.4 million, or 0.3% as a percentage of net sales from services for the three months ended March 31, 2015 versus the same period in the prior year. Services cost of sales increased primarily due to higher volume in the Strategic Services segment driven by the logistics reporting unit.

Products gross profit increased $0.2 million to $480.0 million for the three months ended March 31, 2015 versus the same period in 2014 primarily due to the acquisitions of Consolidated Graphics and Esselte, the impact from the prior year $12.1 million purchase accounting inventory adjustment and lower incentive compensation expense, mostly offset by volume declines in the Publishing and Retail Services segment, price pressures and wage and other inflation in the International segment. Products gross margin decreased from 21.6% to 21.2%, reflecting volume declines in the Publishing and Retail Services segment, price pressures and wage and other inflation in the International segment.

Services gross profit increased $6.3 million to $99.7 million for the three months ended March 31, 2015 versus the same period in 2014 due to higher volume in the Strategic Services segment driven by the financial and logistics reporting units, partially offset by increased transportation costs. Services gross margin decreased from 20.8% to 20.5%, reflecting increased transportation costs.

Selling, general and administrative expenses increased $14.4 million to $330.9 million, and from 11.8% to 12.0% as a percentage of net sales, for the three months ended March 31, 2015 versus the same period in 2014 reflecting a $2.8 million increase in acquisition-related expenses and wage and other inflation in the International segment, partially offset by lower incentive compensation expense.

For the three months ended March 31, 2015, the Company recorded net restructuring, impairment and other charges of $19.8 million compared to $45.2 million in the same period in 2014. In 2015, these charges included $14.2 million of employee termination costs for 894 employees, of whom 735 were terminated as of March 31, 2015. These charges were primarily the result of one facility closure in the International segment, one facility closure in the Variable Print segment and the reorganization of certain operations.   Additionally, the Company incurred lease termination and other restructuring charges of $3.6 million for the three months ended March 31, 2015. The Company also recorded $1.3 million of other charges for multi-employer pension plan withdrawal obligations and $0.7 million of net impairment charges primarily related to buildings and machinery and equipment associated with facility closures for the three months ended March 31, 2015.

For the three months ended March 31, 2014, the Company recorded net restructuring, impairment and other charges of $45.2 million. In 2014, these charges included $13.9 million of employee termination costs for 278 employees, substantially all of whom were terminated as of March 31, 2015. These charges were the result of the integration of Consolidated Graphics, including the closure of three Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $4.1 million for the three months ended March 31, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. The Company also recorded $20.5 million of other charges as a result of its decision to withdraw from certain multi-employer pension plans and $6.7 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closures for the three months ended March 31, 2014.

Depreciation and amortization decreased $2.1 million to $113.4 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the impact of changes in foreign exchange rates, mostly offset by increases due to the acquisitions of Consolidated Graphics and Esselte. Depreciation and amortization included $19.0 million and $18.3 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended March 31, 2015 and 2014, respectively.

Income from operations for the three months ended March 31, 2015 was $115.6 million, an increase of 20.4% compared to the three months ended March 31, 2014. The increase was due to lower restructuring, impairment and other charges, the acquisitions of Consolidated Graphics and Esselte and the impact of the prior year purchase accounting inventory adjustment, partially offset by price pressures and wage and other inflation in the International segment.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$69.0	$71.0	$(2.0)	(2.8%)
Investment and other expense-net	28.3	4.6	23.7	nm
Loss on debt extinguishment	—	77.1	(77.1)	(100.0%)

Net interest expense decreased by $2.0 million for the three months ended March 31, 2015 versus the same period in 2014, primarily due to a decrease in average outstanding debt.

Net investment and other expense for the three months ended March 31, 2015 and 2014 was $28.3 million and $4.6 million, respectively.  For the three months ended March 31, 2015, the Company recorded a loss of $29.9 million related to the currency remeasurement in Venezuela and the related impact of the devaluation. For the three months ended March 31, 2014, the Company recorded a loss of $21.8 million related to the remeasurement of the Venezuelan currency, partially offset by a $16.6 million bargain purchase gain related to the Esselte acquisition.

For the three months ended March 31, 2014, loss on debt extinguishment, related to the premiums paid, unamortized debt issuance costs and other expenses, was $77.1 million due to the repurchase of $211.0 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in millions, except percentages)
Earnings (loss) before income taxes	$18.3	$(56.7)	$75.0	(132.3%)
Income tax expense (benefit)	6.4	(23.5)	29.9	(127.2%)
Effective income tax rate	35.0%	41.4%

The effective income tax rate for the three months ended March 31, 2015 was 35.0% compared to 41.4% in the same period in 2014. The income tax benefit for the period ended March 31, 2014 reflects the benefit related to the reorganization of certain entities.

Loss attributable to noncontrolling interests was $10.4 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively.  For the three months ended March 31, 2015 and 2014, the remeasurement of the Venezuelan currency resulted in losses attributable to noncontrolling interests of $10.3 million and $7.1 million, respectively.

Net earnings attributable to RR Donnelley common shareholders for the three months ended March 31, 2015 was $22.3 million, or $0.11 per diluted share, compared to net loss of $29.0 million, or $0.15 per diluted share, for the three months ended March 31, 2014. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 9.0 million, primarily as a result of the acquisitions of Consolidated Graphics and Esselte.

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

Publishing and Retail Services

	Three Months Ended
	March 31,
	2015	2014
	(in millions, except percentages)
Net sales	$573.8	$642.7
Income from operations	11.8	9.9
Operating margin	2.1%	1.5%
Restructuring, impairment and other charges-net	4.3	20.8

	Net Sales for the Three Months Ended
	March 31,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$349.6	$393.5	$(43.9)	(11.2%)
Books	191.9	209.0	(17.1)	(8.2%)
Directories	32.3	40.2	(7.9)	(19.7%)
Total Publishing and Retail Services	$573.8	$642.7	$(68.9)	(10.7%)

Net sales for the Publishing and Retail Services segment for the three months ended March 31, 2015 were $573.8 million, a decrease of $68.9 million, or 10.7%, compared to 2014. Net sales decreased due to lower volume in magazines, catalogs and retail inserts, books and directories and decreases in pass through paper sales in magazines, catalogs and retail inserts and directories. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to reduced volume, decreases in pass-through paper sales and price pressures across the reporting unit.
•

Books: Sales decreased as a result of reduced volume in educational books primarily due to a shift in timing to the second quarter, decreased volume in consumer books and price declines in educational books, partially offset by growth in packaging.

•	Directories: Sales decreased primarily as a result of a decline in pass-through paper sales, lower volume resulting from electronic substitution and price pressures.

Publishing and Retail Services segment income from operations increased by $1.9 million for the three months ended March 31, 2015 due to lower restructuring, impairment and other charges and incentive compensation expense, mostly offset by price pressures and volume declines in magazines, catalogs and retail inserts and reduced volume in books and directories. Operating margins increased from 1.5% for the three months ended March 31, 2014 to 2.1% for the three months ended March 31, 2015. While lower restructuring, impairment and other charges improved operating margins by 2.6 percentage points, the remaining decline in operating margins was due to price pressures and a decline in volume in magazines, catalogs and retail inserts and reduced volume in books and directories.

Variable Print

	Three Months Ended
	March 31,
	2015	2014
	(in millions, except percentages)
Net sales	$948.8	$792.1
Income from operations	66.2	27.7
Operating margin	7.0%	3.5%
Restructuring, impairment and other charges-net	5.0	20.6
Purchase accounting inventory adjustment	—	12.1

	Net Sales for the Three Months Ended
	March 31,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print (a)	$412.7	$346.5	$66.2	19.1%
Office products	137.3	54.5	82.8	151.9%
Direct mail (a)	126.8	118.0	8.8	7.5%
Statement printing	112.1	107.7	4.4	4.1%
Labels	107.5	105.1	2.4	2.3%
Forms	52.4	60.3	(7.9)	(13.1%)
Total Variable Print	$948.8	$792.1	$156.7	19.8%

(a) Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

_______________________

Net sales for the Variable Print segment for the three months ended March 31, 2015 were $948.8 million, an increase of $156.7 million, or 19.8%, compared to 2014, including a $2.7 million, or 0.3% decrease due to changes in foreign exchange rates. Net sales increased due to the acquisitions of Consolidated Graphics and Esselte and higher volume in office products, partially offset by lower volume in forms. An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales increased primarily as a result of the acquisition of Consolidated Graphics and higher volume in graphics products and in-store marketing materials.
•	Office products: Sales increased as a result of the acquisition of Esselte and higher volume in binder and filing products primarily related to new customers.
•	Direct mail: Sales increased as a result of higher volume and an increase in pass through paper sales, partially offset by price pressures.
•	Statement printing: Sales increased as a result of higher pass-through postage sales and an increase in volume, partially offset by price pressures.
•	Labels: Sales increased as a result of higher volume.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations increased $38.5 million for the three months ended March 31, 2015 mainly due to higher volume resulting from the acquisitions of Consolidated Graphics and Esselte, lower restructuring, impairment and other charges and the impact of the prior year purchase accounting inventory adjustment, partially offset by higher depreciation and amortization expense, price pressures in statement printing and lower volume in forms. Operating margins increased from 3.5% for the three months ended March 31, 2014 to 7.0% for the three months ended March 31, 2015, of which 2.0 percentage points were due to lower restructuring, impairment and other charges and 1.5 percentage points were due to the favorable impact of the prior year purchase accounting inventory adjustment.  Additionally, changes in operating margins reflected higher volume resulting from the acquisitions of Consolidated Graphics and Esselte and cost control initiatives resulting from the integration of Consolidated Graphics and Esselte, mostly offset by higher depreciation and amortization expense, price pressures in statement printing and lower volume in forms.

Strategic Services

	Three Months Ended
	March 31,
	2015	2014
	(in millions, except percentages)
Net sales	$667.3	$619.7
Income from operations	55.0	55.4
Operating margin	8.2%	8.9%
Restructuring, impairment and other charges-net	2.2	1.6

	Net Sales for the Three Months Ended
	March 31,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Logistics	$320.7	$283.2	$37.5	13.2%
Financial	250.8	246.3	4.5	1.8%
Sourcing	56.9	45.2	11.7	25.9%
Digital and creative solutions	38.9	45.0	(6.1)	(13.6%)
Total Strategic Services	$667.3	$619.7	$47.6	7.7%

Net sales for the Strategic Services segment for the three months ended March 31, 2015 were $667.3 million, an increase of $47.6 million, or 7.7%, compared to 2014, including a $3.8 million, or 0.6%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics, commercial print sourcing products and capital markets transactions activity, partially offset by a decrease in fuel surcharges and lower volume in digital and creative solutions. An analysis of net sales by reporting unit follows:

•

Logistics: Sales increased primarily due to higher volume in freight brokerage services, pass-through postage sales and international mail services, partially offset by a decrease in fuel surcharges and lower volume in print logistics.

•	Financial: Sales increased due to an increase in capital markets transactions activity, translation services and investment management products volume, partially offset by lower compliance volume.
•	Sourcing: Sales increased primarily due to higher print-management volume for healthcare customers.
•	Digital and creative solutions: Sales decreased due to the bankruptcy of a customer and lower volume in photo, prepress and creative services.

Strategic Services segment income from operations decreased $0.4 million for the three months ended March 31, 2015, mainly due to unfavorable revenue mix across the segment, lower volume in digital and creative solutions and increased costs of transportation, partially offset by higher volume in logistics and capital markets transactions activity. Operating margins decreased from 8.9% to 8.2% as a result of unfavorable revenue mix across the segment, lower volume in digital and creative solutions and increased costs of transportation. These decreases were partially offset by higher volume in logistics and capital markets transaction activity.

International

	Three Months Ended
	March 31,
	2015	2014
	(in millions, except percentages)
Net sales	$556.2	$619.3
Income from operations	12.1	30.2
Operating margin	2.2%	4.9%
Restructuring, impairment and other charges-net	7.7	1.6
Acquisition-related expenses	—	0.2

	Net Sales for the Three Months Ended
	March 31,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Asia	$164.9	$168.9	$(4.0)	(2.4%)
Business process outsourcing	107.1	116.7	(9.6)	(8.2%)
Latin America	74.1	108.7	(34.6)	(31.8%)
Global Turnkey Solutions	80.5	75.0	5.5	7.3%
Europe	74.8	91.4	(16.6)	(18.2%)
Canada	54.8	58.6	(3.8)	(6.5%)
Total International	$556.2	$619.3	$(63.1)	(10.2%)

Net sales in the International segment for the three months ended March 31, 2015 were $556.2 million, a decrease of $63.1 million, or 10.2%, compared to the same period in 2014, including a $50.5 million, or 8.3%, decrease due to changes in foreign exchange rates. The net sales decrease was also due to the 2014 bankruptcy liquidation of RRDA, which had net sales of $9.6 million for the three months ended March 31, 2014, and lower volume and price pressures in Asia, partially offset by higher volume in Global Turnkey Solutions. An analysis of net sales by reporting unit follows:

●	Asia: Sales decreased due to lower volume in book exports and technology manuals and price pressures, partially offset by higher volume in packaging products.
●

Business process outsourcing: Sales decreased due to changes in foreign exchanges rates and the sale of GRES in the first quarter of 2014, partially offset by higher outsourcing volume and an increase in volume due to new customers.

●	Latin America: Sales decreased primarily due to the impact of the Venezuelan currency devaluation, changes in foreign exchange rates across the region and the 2014 bankruptcy liquidation of RRDA.
●	Global Turnkey Solutions: Sales increased due to higher volume primarily related to a new customer, partially offset by changes in foreign exchange rates.
●

Europe: Sales decreased primarily due to changes in foreign exchange rates and price pressures, partially offset by an increase in volume due to the acquisition of Consolidated Graphics and an increase in pass-through paper sales.

●	Canada: Sales decreased due to changes in foreign exchange rates, partially offset by higher labels and statement printing volume.

International segment income from operations decreased $18.1 million primarily due to the impact of the currency devaluation in Venezuela, wage inflation in Latin America, Asia, and business process outsourcing, price pressures in Asia and Europe and changes in foreign exchange rates, partially offset by lower incentive compensation expense.  Operating margins decreased from 4.9% for the three months ended March 31, 2014 to 2.2% for the three months ended March 31, 2015, of which 1.0 percentage points were due to higher restructuring, impairment and other charges.  The remaining decrease in operating margins reflected wage inflation in Latin America, Asia, and business process outsourcing, price pressures in Asia and Europe and changes in foreign exchange rates.

Corporate

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Operating expenses	$29.5	$27.2
Restructuring, impairment and other charges-net	0.6	0.6
Acquisition-related expenses	10.5	7.5

Corporate operating expenses in the three months ended March 31, 2015 were $29.5 million, an increase of $2.3 million compared to the same period in 2014. The increase was driven by an increase in acquisition-related expenses and healthcare costs, partially offset by lower incentive compensation expense.

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

The following describes the Company’s cash flows for the three months ended March 31, 2015 and 2014.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $144.3 million for the three months ended March 31, 2015, compared to $80.4 million used for the same period in 2014. The increase in net cash used in operating activities reflected timing of supplier and customer payments, higher payments for incentive compensation and acquisition-related costs, partially offset by lower pension and other postretirement benefit plan contributions.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $45.7 million compared to $427.4 million for the three months ended March 31, 2014. During the three months ended March 31, 2014, net cash used for the acquisitions of Consolidated Graphics, Esselte and MultiCorpora was $381.6 million. Capital expenditures were $48.5 million during the first three months of 2015, a decrease of $0.5 million as compared to the same period of 2014. The Company expects that capital expenditures for 2015 will be approximately $225 million to $250 million, compared to $223.6 million in 2014.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was $47.6 million compared to net cash used in financing activities of $196.8 million in the same period in 2014. During the three months ended March 31, 2014, the Company received proceeds of $400.0 million from the issuance of 6.00% senior notes due April 1, 2024, which were used to repurchase $211.0 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018, and $50.0 million of the 7.625% senior notes due June 15, 2020.  The Company also repaid $118.3 million of debt assumed from the Consolidated Graphics acquisition during the three months ended March 31, 2014.

LIQUIDITY

Cash and cash equivalents of $268.7 million as of March 31, 2015 included $65.1 million in the U.S. and $203.6 million at international locations. The Company’s foreign subsidiaries are expected to make approximately $250.0 million in payments in 2015 and future years in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $2.6 million as of March 31, 2015 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $268.7 million at March 31, 2015 were $14.7 million of short-term investments, which primarily consist of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

The Company’s debt maturities as of March 31, 2015 are shown in the following table:

	Debt Maturity Schedule
	Total	2015	2016	2017	2018	2019	Thereafter
	(in milions)
Senior notes and debentures and borrowings under the Credit Agreement (a)	$3,632.4	$200.0	$219.8	$251.5	$250.0	$411.1	$2,300.0
Capital lease obligations	1.6	0.8	0.7	0.1	—	—	—
Miscellaneous debt obligations	2.2	2.2	—	—	—	—	—
Total	$3,636.2	$203.0	$220.5	$251.6	$250.0	$411.1	$2,300.0

(a)

Excludes a discount of $3.3 million and an adjustment for fair value hedges of $1.4 million related to the Company’s 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

Cash on hand and borrowings under the Credit Agreement will be used to pay the $200 million 5.50% senior notes due May 15, 2015.

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

There were no borrowings under the Credit Agreement as of March 31, 2015. Based on the Company’s results of operations for the twelve months ended March 31, 2015 and existing debt, the Company would have had the ability to utilize approximately $1.0 billion of the $1.5 billion Credit Agreement and not have been in violation of the terms of the agreement.

The current availability under the Credit Agreement as of March 31, 2015 is shown in the table below:

March 31, 2015
Availability	(in millions)
Committed Credit Agreement	$1,500.0
Availability reduction from covenants	508.3
$991.7
Usage
Borrowings under the Credit Agreement	—
Impact on availability related to outstanding letters of credit	—
—

Current availability at March 31, 2015	$991.7

The Company was in compliance with its debt covenants as of March 31, 2015, and expects to remain in compliance based on management’s estimates of operating and financial results for 2015 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of March 31, 2015, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by seventeen U.S. and international financial institutions.

As of March 31, 2015, the Company had $92.0 million in outstanding letters of credit and bank guarantees, of which $55.9 million were issued under the Credit Agreement.  The letters of credit used under the Credit Agreement did not reduce availability under the Credit Agreement as of March 31, 2015, as the amounts issued were less than the reduction in availability from the Leverage Ratio covenant.  As of March 31, 2015, the Company also had $173.9 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”).  As of March 31, 2015, bank acceptance drafts, letters of credit and guarantees of $44.6 million were issued, and reduced availability, under the Company’s Other Facilities.  Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $2.2 million as of March 31, 2015.

The Company’s Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Service (“Moody’s”) credit ratings as of March 31, 2015 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	BB-, stable outlook	Ba2, negative outlook
Senior unsecured debt	BB-	Ba3
Credit Agreement	BB+	Baa2

Dividends

During the three months ended March 31, 2015, the Company paid cash dividends of $52.0 million. On April 16, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on June 1, 2015 to RR Donnelley shareholders of record on May 15, 2015.

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

During the year ended December 31, 2014, the Company sold the assets and liabilities of Journalism Online, a provider of online subscription management services, for net proceeds of $10.7 million, of which $9.3 million was received as of March 31, 2015. The Company also sold the assets and liabilities of GRES, its commercial and residential real estate advisory services, for net proceeds of $1.8 million.

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

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At March 31, 2015, the Company was exposed to interest rate fluctuations on variable-interest borrowings of $192.2 million, including $190.0 million notional amount of interest rate swap agreements (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $2.2 million in borrowings under the Combined Facilities. Including the effect of the fixed to floating interest rate swaps, approximately 95% of the Company’s outstanding term debt was comprised of fixed-rate debt as of March 31, 2015.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2015 and 2014 by approximately $92.3 million and $106.7 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of March 31, 2015 and December 31, 2014, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $342.9 million and $377.2 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains from these foreign exchange forward contracts were $36.9 million and $6.5 million at March 31, 2015 and December 31, 2014, respectively. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to the Company’s market risk since December 31, 2014.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set for in the Company’s 2014 Form 10-K.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2015 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2015 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1: Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	—	$—	—	$—
February 1, 2015 - February 28, 2015	—	—	—	$—
March 1, 2015 - March 31, 2015	434,197	19.05	—	$—
Total	434,197	$19.05	—
(a)	Shares withheld for tax liabilities upon vesting of equity awards

The Credit Agreement generally allows annual dividend payments of up to $225.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. For more detail refer to the Credit Agreement and its amendments filed as exhibits to this Quarterly Report on Form 10-Q.

Item 4: Mine Safety Disclosures

Not applicable

Item 6. Exhibits

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

10.4	Amended and Restated Non-Qualified Deferred Compensation Plan (filed herewith)*
10.5	2012 Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on July 30, 2013)*
10.6	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 25, 2009)*
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

10.12	Form of Restricted Stock Unit Award Agreement for certain executive officers (filed herewith)*
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

10.18	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*
10.19	Form of Performance Share Unit Award Agreement (filed herewith)*
10.20	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014)*
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

10.24	Form of Long Term Incentive Cash Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014)*
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

10.32	Amended and Restated Annual Incentive Plan (filed herewith)*
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 25, 2015)
31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
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

Date: May 7, 2015