Form 10-Q
period 2015-06-30
RR Donnelley & Sons Co
filed 2015-08-04
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-4694

R.R. DONNELLEY & SONS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 West Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)

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

Yes  ☐    No  ☒

As of July 31, 2015, 208.7 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$295.4	$527.9
Receivables, less allowances for doubtful accounts of $45.8 in 2015 (2014 - $44.3)	1,976.9	2,033.8
Inventories (Note 3)	617.1	586.2
Prepaid expenses and other current assets	218.7	225.4
Total current assets	3,108.1	3,373.3
Property, plant and equipment-net (Note 4)	1,575.2	1,515.5
Goodwill (Note 5)	1,758.2	1,706.6
Other intangible assets-net (Note 5)	490.3	423.7
Deferred income taxes	167.1	234.1
Other noncurrent assets	393.5	386.1
Total assets	$7,492.4	$7,639.3
LIABILITIES
Accounts payable	$1,115.8	$1,296.6
Accrued liabilities	722.7	867.3
Short-term and current portion of long-term debt (Note 13)	312.7	203.4
Total current liabilities	2,151.2	2,367.3
Long-term debt (Note 13)	3,434.1	3,429.1
Pension liabilities	572.3	616.1
Other postretirement benefits plan liabilities	204.8	210.8
Other noncurrent liabilities	392.4	395.6
Total liabilities	6,754.8	7,018.9
Commitments and Contingencies (Note 12)
EQUITY (Note 8)
RR Donnelley shareholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 267.0 shares in 2015 (2014 - 259.0)	333.7	323.7
Additional paid-in-capital	3,157.3	3,041.5
Accumulated deficit	(597.4)	(559.1)
Accumulated other comprehensive loss	(770.4)	(773.6)
Treasury stock, at cost, 58.3 shares in 2015 (2014 - 59.2 shares)	(1,403.9)	(1,438.7)
Total RR Donnelley shareholders' equity	719.3	593.8
Noncontrolling interests	18.3	26.6
Total equity	737.6	620.4
Total liabilities and equity	$7,492.4	$7,639.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Products net sales	$2,264.5	$2,440.7	$4,524.8	$4,666.4
Services net sales	483.6	461.8	969.4	909.9
Total net sales	2,748.1	2,902.5	5,494.2	5,576.3

Products cost of sales (exclusive of depreciation and amortization)	1,761.4	1,882.8	3,541.7	3,628.7
Services cost of sales (exclusive of depreciation and amortization)	370.9	357.5	757.0	712.2
Total cost of sales	2,132.3	2,240.3	4,298.7	4,340.9

Products gross profit	503.1	557.9	983.1	1,037.7
Services gross profit	112.7	104.3	212.4	197.7
Total gross profit	615.8	662.2	1,195.5	1,235.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	313.1	339.3	644.0	655.8
Restructuring, impairment and other charges-net (Note 6)	32.2	22.8	52.0	68.0
Depreciation and amortization	112.8	121.9	226.2	237.4
Income from operations	157.7	178.2	273.3	274.2
Interest expense-net	69.2	70.8	138.2	141.8
Investment and other expense-net	11.9	2.3	40.2	6.9
Loss on debt extinguishment	—	—	—	77.1
Earnings before income taxes	76.6	105.1	94.9	48.4
Income tax expense	33.0	39.5	39.4	16.0
Net earnings	43.6	65.6	55.5	32.4
Less: Income (loss) attributable to noncontrolling interests	0.1	0.9	(10.3)	(3.3)
Net earnings attributable to RR Donnelley common shareholders	$43.5	$64.7	$65.8	$35.7

Net earnings per share attributable to RR Donnelley common shareholders (Note 9):
Basic net earnings per share	$0.21	$0.32	$0.33	$0.18
Diluted net earnings per share	$0.21	$0.32	$0.32	$0.18

Dividends declared per common share	$0.26	$0.26	$0.52	$0.52

Weighted average number of common shares outstanding:
Basic	203.1	200.2	201.8	196.7
Diluted	204.2	201.4	203.1	198.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$43.6	$65.6	$55.5	$32.4

Other comprehensive income (loss), net of tax (Note 10):
Translation adjustments	17.6	8.7	(5.0)	(0.3)
Adjustment for net periodic pension and postretirement benefits plan cost	6.0	1.4	8.2	2.3
Change in fair value of derivatives	—	0.1	—	0.1
Other comprehensive income	23.6	10.2	3.2	2.1
Comprehensive income	67.2	75.8	58.7	34.5
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.1)	0.8	(10.3)	(3.5)
Comprehensive income attributable to RR Donnelley common shareholders	$67.3	$75.0	$69.0	$38.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net earnings	$55.5	$32.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	0.9	9.7
Depreciation and amortization	226.2	237.4
Provision for doubtful accounts receivable	6.9	7.7
Share-based compensation	9.8	9.9
Deferred income taxes	(25.5)	(10.7)
Changes in uncertain tax positions	(1.6)	(1.5)
Loss (gain) on investments and other assets – net	10.3	(1.3)
Loss related to Venezuela currency remeasurement-net	30.3	18.6
Loss on debt extinguishment	—	77.1
Net pension and other postretirement benefits plan income	(22.0)	(23.6)
Gain on bargain purchase	—	(10.5)
Other	18.0	21.4
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable – net	54.2	(37.7)
Inventories	0.8	2.6
Prepaid expenses and other current assets	14.0	(19.2)
Accounts payable	(168.7)	(130.9)
Income taxes payable and receivable	25.3	(12.5)
Accrued liabilities and other	(158.9)	(71.7)
Pension and other postretirement benefits plan contributions	(14.5)	(27.5)
Net cash provided by operating activities	61.0	69.7
INVESTING ACTIVITIES
Capital expenditures	(101.1)	(106.3)
Acquisitions of businesses, net of cash acquired	(118.5)	(376.2)
Disposition of businesses	0.6	2.3
Proceeds from sales of investments and other assets	14.8	9.6
Other investing activities	(6.1)	(1.1)
Net cash used in investing activities	(210.3)	(471.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	400.0
Net change in short-term debt	7.1	3.4
Payments of current maturities and long-term debt	(270.8)	(811.0)
Net proceeds from credit facility borrowings	300.0	193.0
Debt issuance costs	—	(7.2)
Dividends paid	(104.1)	(99.2)
Other financing activities	3.5	(0.8)
Net cash used in financing activities	(64.3)	(321.8)
Effect of exchange rate on cash and cash equivalents	(18.9)	(15.7)
Net decrease in cash and cash equivalents	(232.5)	(739.5)
Cash and cash equivalents at beginning of year	527.9	1,028.4
Cash and cash equivalents at end of period	$295.4	$288.9

Supplemental non-cash disclosure:
Issuances of 17.0 million shares of RR Donnelley stock for acquisitions of businesses	$—	$319.0
Issuance of 8.0 million shares of RR Donnelley stock for acquisition of business	$154.2	$—

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Acquisitions and Dispositions

2015 Acquisitions

On June 8, 2015, the Company acquired Courier Corporation (“Courier”), a leader in digital printing and publishing primarily in the United States, specializing in educational, religious and trade books. The acquisition expanded the Company’s digital printing and content management capabilities. The purchase price for Courier was $137.3 million in cash and 8.0 million shares of RR Donnelley common stock, or a total transaction value of $291.5 million based on the Company’s closing share price on June 5, 2015, plus the assumption of Courier’s debt of $78.2 million. Courier had $20.9 million of cash as of the date of acquisition. Immediately following the acquisition, the Company repaid substantially all of the debt assumed. Courier’s book manufacturing operations are included in the Publishing and Retail Services segment, publishing operations are included in the Strategic Services segment and Brazilian operations are included in the International segment.

For the three months ended June 30, 2015, the Company’s Condensed Consolidated Financial Statements included net sales of $22.2 million and an operating loss of $17.7 million related to the Courier acquisition, including restructuring, impairment and other charges of $19.1 million and a charge of $3.2 million resulting from an inventory purchase accounting adjustment.

For the three and six months ended June 30, 2015, the Company recorded $3.3 million and $13.8 million of acquisition-related expenses, respectively, associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Courier acquisition was recorded by allocating the cost of the acquisition to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date.  The excess of the cost over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The goodwill associated with this acquisition is primarily attributable to the synergies expected to arise as a result of the acquisition.

The tax deductible goodwill related to acquisitions, primarily Courier, was $9.1 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Based on the valuations, the final purchase price allocation for 2015 acquisitions was as follows:

Accounts receivable	$34.1
Inventories	59.0
Prepaid expenses and other current assets	38.7
Property, plant and equipment	162.2
Other intangible assets	106.5
Other noncurrent assets	7.9
Goodwill	58.3
Accounts payable and accrued liabilities	(21.4)
Other noncurrent liabilities	(10.5)
Deferred taxes—net	(83.6)
Total purchase price-net of cash acquired	351.2
Less: debt assumed	78.9
Less: value of common stock issued	154.2
Net cash paid	$118.1

The fair values of other intangible assets, technology and goodwill associated with the acquisition of Courier were determined to be Level 3 under the fair value hierarchy.  The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$96.3	Excess earnings	Discount rate Attrition rate	13.0% - 16.0% 0.0% - 5.0%
Trade names	10.1	Relief-from-royalty method	Discount rate Royalty rate (after-tax)	12.0% 0.3% - 1.0%
Technology	1.6	Relief-from-royalty method	Discount rate Royalty rate (after-tax)	11.0% 15.0%
Non-compete agreement	0.1	Excess earnings	Discount rate	17.0%

The fair values of property, plant and equipment associated with the Courier acquisition were determined to be Level 3 under the fair value hierarchy and were estimated using either the market approach, if a secondhand market existed, or cost approach.

2015 Dispositions

On April 29, 2015, the Company sold its 50.1% interest in its Venezuelan operating entity. The proceeds were de minimis, and the sale resulted in a net loss of $14.7 million, which was recognized in net investment and other expense in the Consolidated Statement of Operations for the three and six months ended June 30, 2015. The Company’s Venezuelan operations had net sales of $16.3 million and a loss before income taxes of $38.4 million, including the net loss as a result of the sale, for the six months ended June 30, 2015 and net sales of $56.0 million and a loss before income taxes of $5.1 million for the six months ended June 30, 2014. The operations of the Venezuela business were included in the International segment.

2014 Acquisitions

On March 25, 2014, the Company acquired substantially all of the North American operations of Esselte Corporation (“Esselte”), a developer and manufacturer of nationally branded and private label office and stationery products. The acquisition, combined with the Company’s existing products, created a more competitive and efficient office products supplier capable of supplying enhanced offerings across the combined customer base. The purchase price for Esselte included $82.3 million in cash and 1.0 million shares of RR Donnelley common stock, or a total transaction value of $100.6 million based on the Company’s closing share price on March 24, 2014. Esselte had $6.4 million of cash as of the date of acquisition. Esselte’s operations are included in the Variable Print segment.

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

On January 31, 2014, the Company acquired Consolidated Graphics, Inc. (“Consolidated Graphics”), a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, with operations in North America, Europe and Asia. The acquisition enhanced the Company’s ability to provide integrated communications solutions for its customers. The purchase price for Consolidated Graphics was $359.9 million in cash and 16.0 million shares of RR Donnelley common stock, or a total transaction value of $660.6 million based on the Company’s closing share price on January 30, 2014, plus the assumption of Consolidated Graphics’ debt of $118.4 million. Consolidated Graphics had $62.0 million of cash as of the date of acquisition. Immediately following the acquisition, the Company repaid substantially all of the debt assumed.  Consolidated Graphics’ operations are included in the Variable Print segment, with the exception of operations in the Czech Republic and Japan which are included in the International segment.

For the three and six months ended June 30, 2014, the Company recorded $0.5 million and $8.2 million of acquisition-related expenses, respectively, associated with acquisitions completed or contemplated within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Based on the valuations, the final purchase price allocations for all 2014 acquisitions were as follows:

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

The fair values of property, plant and equipment associated with the Consolidated Graphics, Esselte, and MultiCorpora acquisitions were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the market approach, if a secondhand market existed, or cost approach.

2014 Dispositions

On August 15, 2014, the Company sold the assets and liabilities of Journalism Online, LLC (“Journalism Online”), a provider of online subscription management services, for net proceeds of $10.5 million, all of which was received as of June 30, 2015, resulting in a gain of $11.2 million during the year ended December 31, 2014. As a result of a final sale price adjustment in accordance with the agreement, a $0.2 million loss was recognized during the three months ended June 30, 2015, resulting in a total net gain of $11.0 million. The gain and loss were included in net investment and other expense in the Consolidated Statement of Operations. The operations of the Journalism Online business were included in the Strategic Services segment.

On August 11, 2014, the Company’s subsidiary, RR Donnelley Argentina S.A. (“RRDA”), filed for bankruptcy liquidation in bankruptcy court in Argentina. The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed. As a result of the bankruptcy liquidation, the Company recorded a loss of $16.4 million in net investment and other expense for the year ended December 31, 2014. Effective as of the court’s approval, the operating results of RRDA are no longer included in the Company’s consolidated results of operations. RRDA had net sales of $19.2 million and a loss before income taxes of $2.4 million for the six months ended June 30, 2014.  The operations of RRDA were included in the International segment.

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services business, for net proceeds of $1.8 million and a loss of $0.8 million, which was recognized in net investment and other expense in the Consolidated Statements of Operations for the year ended December 31, 2014. The operations of the GRES business were included in the International segment.

Pro forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2015 and 2014 presents the combined results of operations of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to acquisition.

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

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net sales	$2,800.0	$2,970.2	$5,606.7	$5,857.3
Net earnings attributable to RR Donnelley common shareholders	62.1	76.3	95.5	36.5
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.30	$0.37	$0.46	$0.18
Diluted	$0.30	$0.36	$0.45	$0.17

The following table outlines unaudited pro forma financial information for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Amortization of purchased intangibles	$21.2	$22.8	$42.6	$45.7
Restructuring, impairment and other charges	11.1	17.8	28.3	69.3

Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Depreciation and amortization of purchased assets, pre-tax	$(2.0)	$1.1	$0.4	$2.7
Acquisition-related expenses, pre-tax	(4.7)	0.3	18.6	14.9
Restructuring, impairment and other charges, pre-tax	21.1	5.0	24.1	2.6
Inventory fair value adjustment, pre-tax	3.2	1.1	3.2	3.6
Other pro forma adjustments, pre-tax	0.4	5.7	1.2	(4.5)
Income taxes	(9.3)	(2.7)	(10.2)	0.1

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
Raw materials and manufacturing supplies	$269.5	$261.7
Work in process	165.7	157.5
Finished goods	275.7	260.6
LIFO reserve	(93.8)	(93.6)
Total	$617.1	$586.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
Land	$116.6	$112.1
Buildings	1,241.2	1,214.8
Machinery and equipment	6,198.7	6,142.8
	7,556.5	7,469.7
Less: Accumulated depreciation	(5,981.3)	(5,954.2)
Total	$1,575.2	$1,515.5

During the three and six months ended June 30, 2015, depreciation expense was $82.5 million and $165.4 million, respectively. During the three and six months ended June 30, 2014 depreciation expense was $91.4 million and $179.3 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $6.2 million and $7.2 million at June 30, 2015 and December 31, 2014, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2015 were as follows:

	Publishing and Retail	Variable	Strategic
	Services	Print	Services	International	Total
Net book value as of December 31, 2014
Goodwill	$688.0	$1,914.1	$987.5	$1,213.9	$4,803.5
Accumulated impairment losses	(688.0)	(1,105.2)	(222.4)	(1,081.3)	(3,096.9)
Total	—	808.9	765.1	132.6	1,706.6
Acquisitions	52.6	—	1.8	3.9	58.3
Foreign exchange and other adjustments	—	(1.0)	(0.2)	(5.5)	(6.7)
Net book value as of June 30, 2015
Goodwill	740.6	1,913.1	988.0	1,193.9	4,835.6
Accumulated impairment losses	(688.0)	(1,105.2)	(221.3)	(1,062.9)	(3,077.4)
Total	$52.6	$807.9	$766.7	$131.0	$1,758.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$955.4	$(529.3)	$426.1	$865.6	$(498.0)	$367.6
Patents	98.3	(98.3)	—	98.3	(98.3)	—
Trademarks, licenses and agreements	31.5	(30.1)	1.4	31.5	(29.7)	1.8
Trade names	47.7	(17.2)	30.5	43.1	(15.6)	27.5
Total amortizable other intangible assets	1,132.9	(674.9)	458.0	1,038.5	(641.6)	396.9
Indefinite-lived trade names	32.3	—	32.3	26.8	—	26.8
Total other intangible assets	$1,165.2	$(674.9)	$490.3	$1,065.3	$(641.6)	$423.7

The Company recorded additions to other intangible assets of $106.5 million for acquisitions during the six months ended June 30, 2015, the components of which were as follows:

	June 30, 2015
	Amount	Weighted Average Amortization Period
Customer relationships	$96.3	11.9
Trade names (indefinite-lived)	5.5	n/a
Trade names (amortizable)	4.6	3.0
Non-compete agreement	0.1	5.0
Total additions	$106.5

Amortization expense for other intangible assets was $19.2 million and $20.5 million for the three months ended June 30, 2015 and 2014, respectively, and $38.2 million and $38.8 million for the six months ended June 30, 2015 and 2014, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of June 30, 2015:

For the year ending December 31,	Amount
2015	$78.7
2016	66.2
2017	60.2
2018	54.2
2019	49.9
2020 and thereafter	187.0
Total	$496.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended June 30, 2015 and 2014, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2015	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$0.4	$0.4	$0.8	$(0.1)	$17.0	$17.7
Variable Print	1.1	2.0	3.1	0.4	0.5	4.0
Strategic Services	2.2	0.6	2.8	—	3.0	5.8
International	1.5	1.5	3.0	(0.2)	—	2.8
Corporate	1.6	0.3	1.9	—	—	1.9
Total	$6.8	$4.8	$11.6	$0.1	$20.5	$32.2

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2014	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$0.2	$1.7	$1.9	$1.4	$—	$3.3
Variable Print	3.0	2.5	5.5	0.7	—	6.2
Strategic Services	1.4	1.0	2.4	—	3.8	6.2
International	2.9	0.1	3.0	1.0	—	4.0
Corporate	1.6	1.5	3.1	—	—	3.1
Total	$9.1	$6.8	$15.9	$3.1	$3.8	$22.8

For the six months ended June 30, 2015 and 2014, the Company recorded the following net restructuring, impairment and other charges:

Six Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2015	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$3.2	$1.5	$4.7	$(0.5)	$17.8	$22.0
Variable Print	3.1	3.3	6.4	1.7	0.9	9.0
Strategic Services	3.8	1.1	4.9	—	3.1	8.0
International	9.2	1.7	10.9	(0.4)	—	10.5
Corporate	1.7	0.8	2.5	—	—	2.5
Total	$21.0	$8.4	$29.4	$0.8	$21.8	$52.0

Six Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2014	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$0.4	$3.8	$4.2	$3.6	$16.3	$24.1
Variable Print	14.1	3.4	17.5	5.2	4.1	26.8
Strategic Services	2.4	1.5	3.9	—	3.9	7.8
International	4.0	0.6	4.6	1.0	—	5.6
Corporate	2.1	1.6	3.7	—	—	3.7
Total	$23.0	$10.9	$33.9	$9.8	$24.3	$68.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and Impairment Charges

For the three and six months ended June 30, 2015, the Company recorded net restructuring charges of $6.8 million and $21.0 million, respectively, for employee termination costs for 1,201employees, of whom 1,173 were terminated as of June 30, 2015. These charges primarily related to one facility closure in the International segment, one facility closure in the Variable Print segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $4.8 million and $8.4 million, respectively, for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, the Company also recorded $0.1 million and $0.8 million, respectively, of net impairment charges primarily related to buildings and machinery and equipment associated with facility closures.

For the three and six months ended June 30, 2014, the Company recorded net restructuring charges of $9.1 million and $23.0 million, respectively, for employee termination costs for 408 employees, substantially all of whom were terminated as of June 30, 2015. These charges primarily related to the integration of Consolidated Graphics, including the closure of six Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $6.8 million and $10.9 million, respectively, for the three and six months ended June 30, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. For the three and six months ended June 30, 2014, the Company also recorded $3.1 million and $9.8 million, respectively, of impairment charges primarily related to buildings and machinery and equipment and trade names associated with facility closings. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Other Charges

For the three and six months ended June 30, 2015, the Company recorded other charges of $20.5 million and $21.8 million, respectively, including integration charges of $19.1 million for payments made to certain Courier employees upon the termination of Courier’s executive severance plan, immediately prior to the acquisition.

For the three and six months ended June 30, 2014, the Company recorded other charges of $3.8 million and $24.3 million, respectively, for multi-employer pension plan withdrawal obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $11.1 million and $85.0 million, respectively, as of June 30, 2015.

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

As a result of the acquisition of Courier, the Company participates in two multi-employer pension plans, one of which the Company's contributions account for approximately 70% of the total plan contributions.  Both plans are estimated to be underfunded and have a Pension Protection Act zone status of critical (“red”). Red status identifies plans that are less than 65% funded.

Restructuring Reserve

The restructuring reserve as of December 31, 2014 and June 30, 2015, and changes during the six months ended June 30, 2015, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	June 30,
	2014	Charges	Other	Paid	2015
Employee terminations	$13.0	$21.0	$(0.4)	$(19.4)	$14.2
Multi-employer pension withdrawal obligations	34.6	0.9	1.4	(2.6)	34.3
Lease terminations and other	15.1	7.5	0.1	(10.9)	11.8
Total	$62.7	$29.4	$1.1	$(32.9)	$60.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The current portion of restructuring reserves of $22.7 million at June 30, 2015 was included in accrued liabilities, while the long-term portion of $37.6 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at June 30, 2015.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June 2016.

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

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Pension (income) expense
Service cost	$0.5	$0.6	$1.1	$1.1
Interest cost	44.6	48.9	89.4	96.6
Expected return on plan assets	(61.7)	(66.1)	(123.3)	(129.2)
Amortization, net	10.2	8.5	20.4	16.3
Net pension income	$(6.4)	$(8.1)	$(12.4)	$(15.2)
Other postretirement benefits plan (income) expense
Service cost	$1.2	$1.2	$2.4	$2.3
Interest cost	4.0	4.2	8.0	8.4
Expected return on plan assets	(3.2)	(3.1)	(6.5)	(6.2)
Amortization, net	(6.8)	(6.5)	(13.5)	(12.9)
Net other postretirement benefits plan income	$(4.8)	$(4.2)	$(9.6)	$(8.4)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

8. Equity

The Company’s equity as of December 31, 2014 and June 30, 2015, and changes during the six months ended June 30, 2015, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2014	$593.8	$26.6	$620.4
Net earnings (loss)	65.8	(10.3)	55.5
Other comprehensive income	3.2	—	3.2
Share-based compensation	9.8	—	9.8
Issuance of common stock	154.2	—	154.2
Issuance of share-based awards, net of withholdings and other	(3.4)	—	(3.4)
Cash dividends paid	(104.1)	—	(104.1)
Noncontrolling interest in acquired business	—	4.6	4.6
Noncontrolling interests in disposed businesses	—	(1.6)	(1.6)
Distributions to noncontrolling interests	—	(1.0)	(1.0)
Balance at June 30, 2015	$719.3	$18.3	$737.6

During the three months ended June 30, 2015, the Company issued stock in conjunction with the Courier acquisition with a closing date value of $154.2 million.

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

9. Earnings per Share

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

During the six months ended June 30, 2015 and 2014, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards. During the three months ended June 30, 2015, the Company issued 8.0 million shares of stock in conjunction with the Courier acquisition. During the three months ended March 31, 2014, the Company issued stock in conjunction with the Consolidated Graphics and Esselte acquisitions of 16.0 million and 1.0 million shares, respectively.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.21	$0.32	$0.33	$0.18
Diluted	$0.21	$0.32	$0.32	$0.18
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$43.5	$64.7	$65.8	$35.7
Denominator:
Weighted average number of common shares outstanding	203.1	200.2	201.8	196.7
Dilutive options and awards	1.1	1.2	1.3	1.5
Diluted weighted average number of common shares outstanding	204.2	201.4	203.1	198.2
Weighted average number of anti-dilutive share-based awards:
Stock options	1.8	3.4	2.0	3.5
Performance share units	1.2	1.0	1.1	1.0
Restricted stock units	—	1.4	—	1.2
Total	3.0	5.8	3.1	5.7

10. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$17.6	$—	$17.6	$(5.0)	$—	$(5.0)
Adjustment for net periodic pension and other postretirement benefits plan cost	9.2	3.2	6.0	12.7	4.5	8.2
Change in fair value of derivatives	—	—	—	0.1	0.1	—
Other comprehensive income	$26.8	$3.2	$23.6	$7.8	$4.6	$3.2

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$8.7	$—	$8.7	$(0.3)	$—	$(0.3)
Adjustment for net periodic pension and other postretirement benefits plan cost	2.0	0.6	1.4	3.4	1.1	2.3
Change in fair value of derivatives	0.1	—	0.1	0.2	0.1	0.1
Other comprehensive income	$10.8	$0.6	$10.2	$3.3	$1.2	$2.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2014 and June 30, 2015, and changes during the six months ended June 30, 2015, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2014	$(0.1)	$(762.3)	$(11.2)	$(773.6)
Other comprehensive loss before reclassifications	—	—	(18.1)	(18.1)
Amounts reclassified from accumulated other comprehensive loss	—	4.4	—	4.4
Amounts reclassified due to disposition of an operating entity	—	3.8	13.1	16.9
Net change in accumulated other comprehensive loss	—	8.2	(5.0)	3.2
Balance at June 30, 2015	$(0.1)	$(754.1)	$(16.2)	$(770.4)

Accumulated other comprehensive income (loss) by component as of December 31, 2013 and June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2013	$(0.2)	$(521.4)	$33.5	$(488.1)
Other comprehensive loss before reclassifications	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss	0.1	2.3	—	2.4
Net change in accumulated other comprehensive loss	0.1	2.3	(0.1)	2.3
Balance at June 30, 2014	$(0.1)	$(519.1)	$33.4	$(485.8)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Classification in the Condensed Consolidated Statements of
	2015	2014	2015	2014	Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$10.2	$8.5	$20.4	$16.3	(a)
Net prior service credit	(6.8)	(6.5)	(13.5)	(12.9)	(a)
Reclassifications before tax	3.4	2.0	6.9	3.4
Income tax expense	1.2	0.6	2.5	1.1
Reclassifications, net of tax	$2.2	$1.4	$4.4	$2.3

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

Strategic Services

The Strategic Services segment includes the Company’s logistics services, financial print products and related services, print management offerings, digital and creative solutions and publishing services.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2015
Publishing and Retail Services	$588.7	$(7.0)	$581.7	$2.6	$34.7	$9.5
Variable Print	924.0	(12.7)	911.3	59.4	38.5	14.9
Strategic Services	738.7	(41.1)	697.6	82.8	17.2	16.3
International	588.3	(30.8)	557.5	22.2	21.5	7.8
Total operating segments	2,839.7	(91.6)	2,748.1	167.0	111.9	48.5
Corporate	—	—	—	(9.3)	0.9	4.1
Total operations	$2,839.7	$(91.6)	$2,748.1	$157.7	$112.8	$52.6

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2014
Publishing and Retail Services	$629.5	$(3.6)	$625.9	$27.8	$37.2	$10.3
Variable Print	972.0	(14.6)	957.4	61.7	41.5	18.7
Strategic Services	719.3	(31.8)	687.5	81.1	16.3	8.0
International	656.1	(24.4)	631.7	24.7	24.9	18.4
Total operating segments	2,976.9	(74.4)	2,902.5	195.3	119.9	55.4
Corporate	—	—	—	(17.1)	2.0	1.9
Total operations	$2,976.9	$(74.4)	$2,902.5	$178.2	$121.9	$57.3

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2015
Publishing and Retail Services	$1,166.5	$(11.0)	$1,155.5	$14.4	$1,411.2	$69.0	$22.0
Variable Print	1,888.2	(28.1)	1,860.1	125.6	2,521.8	77.5	24.4
Strategic Services	1,433.5	(68.6)	1,364.9	137.8	1,435.6	34.6	28.2
International	1,169.5	(55.8)	1,113.7	34.3	1,696.7	43.2	20.0
Total operating segments	5,657.7	(163.5)	5,494.2	312.1	7,065.3	224.3	94.6
Corporate	—	—	—	(38.8)	427.1	1.9	6.5
Total operations	$5,657.7	$(163.5)	$5,494.2	$273.3	$7,492.4	$226.2	$101.1

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2014
Publishing and Retail Services	$1,273.0	$(4.4)	$1,268.6	$37.7	$1,316.4	$74.9	$22.2
Variable Print	1,781.0	(31.5)	1,749.5	89.4	2,685.2	76.6	29.1
Strategic Services	1,369.9	(62.7)	1,307.2	136.5	1,436.2	32.4	17.9
International	1,295.5	(44.5)	1,251.0	54.9	1,972.1	49.8	30.4
Total operating segments	5,719.4	(143.1)	5,576.3	318.5	7,409.9	233.7	99.6
Corporate	—	—	—	(44.3)	137.0	3.7	6.7
Total operations	$5,719.4	$(143.1)	$5,576.3	$274.2	$7,546.9	$237.4	$106.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring, impairment and other charges by segment for the three and six months ended June 30, 2015 and 2014 are described in Note 6, Restructuring, Impairment and Other Charges.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

13. Debt

The Company’s debt at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Borrowings under the Credit Agreement	$300.0	$—
5.50% senior notes due May 15, 2015	—	200.0
8.60% senior notes due August 15, 2016	219.3	219.1
6.125% senior notes due January 15, 2017	251.1	251.0
7.25% senior notes due May 15, 2018	250.0	250.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	238.9	238.9
7.625% senior notes due June 15, 2020	350.0	350.0
7.875% senior notes due March 15, 2021	448.4	448.3
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	400.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	400.0
6.625% debentures due April 15, 2029	199.5	199.5
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	17.5	3.6
Total debt	3,746.8	3,632.5
Less: current portion	(312.7)	(203.4)
Long-term debt	$3,434.1	$3,429.1

(a)	As of June 30, 2015 and December 31, 2014, the interest rate on the 11.25% senior notes due February 1, 2019 was 12.75% as a result of downgrades in the ratings of the notes by the rating agencies.
(b)	Includes fair value adjustments to the 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges, miscellaneous debt obligations and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $311.5 million and $259.5 million at June 30, 2015 and December 31, 2014, respectively.

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

The weighted average interest rate on borrowings under the Credit Agreement was 2.0% during the six months ended June 30, 2015 and 2014.

Cash on hand and borrowings under the Credit Agreement were used to pay the $200.0 million 5.50% senior notes that matured on May 15, 2015.

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

Interest income was $1.2 million and $2.9 million for the three and six months ended June 30, 2015, respectively, and $2.2 million and $4.7 million for the three and six months ended June 30, 2014, respectively.

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

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized currently in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at June 30, 2015 and December 31, 2014 was $348.5 million and $377.2 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating-rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $400.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which were attributable to changes in the benchmark interest rate.  During the six months ended June 30, 2014, the Company repurchased $211.1 million of the 8.25% senior notes due March 15, 2019, and related interest rate swaps with a notional amount of $210.0 million were terminated, resulting in payments of $4.2 million for the fair value of the interest rate swaps.  As a result of the termination, the remaining notional value of the interest rate swap agreements as of June 30, 2015 was $190.0 million. The interest rate swaps were designated as fair value hedges against changes in the value of $238.9 million of the Company’s 8.25% senior notes due March 15, 2019.

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

At June 30, 2015 and December 31, 2014, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	June 30, 2015	December 31, 2014
Derivatives not designated as hedges
Prepaid expenses and other current assets	$28.8	$7.0
Accrued liabilities	—	0.5
Derivatives designated as fair value hedges
Other noncurrent assets	$0.1	$—
Other noncurrent liabilities	—	1.2

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 were as follows:

		Three Months Ended		Six Months Ended
	Classification of (Gain) Loss Recognized in the	June 30,		June 30,
	Condensed Consolidated Statements of Operations	2015	2014	2015	2014
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$8.2	$(1.1)	$(23.5)	$(1.5)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items attributable to changes in the hedged benchmark interest rate and the offsetting (gain) loss on the related interest rate swaps for the three and six months ended June 30, 2015 and 2014 were as follows:

		Three Months Ended		Six Months Ended
	Classification of (Gain) Loss Recognized in the	June 30,		June 30,
	Condensed Consolidated Statements of Operations	2015	2014	2015	2014
Fair Value Hedges
Interest rate swaps	Investment and other expense-net	$0.9	$(1.6)	$(1.4)	$(1.7)
Hedged items	Investment and other expense-net	(1.1)	1.7	1.0	1.1
Total (gain) loss recognized as ineffectiveness in the Condensed Consolidated Statements of Operations	Investment and other expense-net	$(0.2)	$0.1	$(0.4)	$(0.6)

The Company also recognized a net reduction to interest expense of $0.5 million and $1.1 million for the three and six months ended June 30, 2015, respectively, and $0.5 million and $2.8 million for the three and six months ended June 30, 2014, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

15. Venezuela Currency Remeasurement

As described in Note 2, Acquisitions and Dispositions, on April 29, 2015 the Company sold its 50.1% interest in its Venezuelan operating entity.

Since January 1, 2010, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index has exceeded 100%. As a result, Venezuela’s economy is considered highly inflationary and the financial statements of the Company’s Venezuelan subsidiaries were remeasured as if the functional currency were the U.S. Dollar. Prior to March 31, 2014, the financial statements were remeasured based on the official rate determined by the government of Venezuela.

During the first quarter of 2014, the Venezuelan government expanded the operation of the Supplementary System for the Administration of Foreign Currency (“SICAD 1”) currency exchange mechanism for use with certain transactions. In addition, the Venezuelan government also began operating the SICAD 2 exchange which the government indicated was available to all entities for all transactions.  The Venezuelan government indicated that the official rate of 6.3 Bolivars per U.S. Dollar would be reserved only for settlement of U.S. Dollar denominated purchases of “essential goods and services.” As of June 30, 2014, the SICAD 1 and SICAD 2 exchange rates were 10.6 and 50.0 Bolivars per U.S. Dollar, respectively. Beginning March 31, 2014, certain assets of the Company’s Venezuelan subsidiaries were remeasured at the SICAD 2 rate as the Company believed those assets would ultimately be utilized to settle U.S. Dollar denominated liabilities using SICAD 2.  Remaining net monetary assets were remeasured at the SICAD 1 rate, as the Company believed SICAD 1 would be applicable for future transactions, and dividend remittances, if any, from the Company’s Venezuelan subsidiaries.  During the three months ended June 30, 2014, certain transactions pending approval at the official rate of 6.3 Bolivars per U.S. Dollar were approved, resulting in foreign exchange gains.  As a result of the remeasurement at the SICAD 1 and SICAD 2 rates and foreign exchange gains resulting from certain transactions approved at the official rate during the three months ended June 30, 2014, a net pre-tax gain of $3.2 million ($0.9 million after-tax) was recognized in net investment and other expense, of which $0.7 million was included in income attributable to noncontrolling interests.  During the six months ended June 30, 2014, a pre-tax loss, net of foreign exchange gains, of $18.6 million ($14.0 million after-tax) was recognized in net investment and other expense, of which $6.4 million was included in loss attributable to noncontrolling interests, as a result of remeasurement at the SICAD 1 and SICAD 2 rates.

In February 2015, the Venezuelan government discontinued the SICAD 2 rate and introduced a new currency exchange rate mechanism (“SIMADI”).  As of February 28, 2015, monetary assets and liabilities of the Company’s Venezuelan subsidiaries were remeasured at the SIMADI rate as the Company believed the SIMADI was the exchange rate mechanism most likely to be available to the Company’s Venezuelan subsidiaries to settle U.S. Dollar denominated transactions. As of March 31, 2015, the SIMADI rate was 193 Bolivars per U.S. Dollar.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

As a result of the remeasurement at the SIMADI rate and the related impact of the devaluation, during the six months ended June 30, 2015, a pre-tax loss of $30.3 million ($27.5 million after-tax) was recognized in net investment and other expense, of which $10.5 million was included in loss attributable to noncontrolling interest.

16. New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt.  ASU 2015-03 requires retrospective application and represents a change in accounting principle. The update becomes effective on January 1, 2016 and early adoption of the standard is permitted. The Company plans to adopt the standard in the fourth quarter of 2015. Based on the balances as of June 30, 2015, the adoption will require the Company to reclassify $28.0 million of unamortized debt issuance costs from "Other noncurrent assets" to "Long-term debt."

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. On April 1, 2015, the FASB proposed a one year deferral of the effective date of ASU 2014-09 to January 1, 2018. Early adoption of the standard would be permitted in the first quarter of 2017. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is evaluating the impact of the provisions of ASU 2014-09 and the related deferral and currently anticipates applying the modified retrospective approach when adopting the standard.

The following recently issued standards are not expected to have a material impact on the Company’s Consolidated Financial Statements:

•	Accounting Standards Update No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory”
•	Accounting Standards Update No. 2015-07 “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”
•	Accounting Standards Update No. 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”
•	Accounting Standards Update No. 2015-04 “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”
•	Accounting Standards Update No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis”
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
•

Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”

The following standards were effective for and adopted by the Company in 2015. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows:

•	Accounting Standards Update No. 2015-10 “Technical Corrections and Improvements: Amendments to the FASB Accounting Standards Codification”
•	Accounting Standards Update No. 2015-08 “Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115”

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

17. Subsequent Events

On August 4, 2015, the Company announced that its Board of Directors intends to create three independent public companies: (i) a financial communications services company (the “Financial Services Company”), (ii) a publishing and retail-centric print services company (the “Publishing and Retail Services Company”), and (iii) a multichannel communications management company (the “Multichannel Communications Management Company”). The Financial Services Company is expected to consist of the Company’s current financial reporting unit of the Company’s Strategic Services segment.  The Publishing and Retail Services Company is expected to consist of the Company’s current Publishing and Retail Services segment as well as the office products reporting unit from the Company’s Variable Print segment, the Europe reporting unit of the Company’s International segment and certain Mexican operations currently within the Latin America reporting unit of the Company’s International segment.  The Multichannel Communications Management Company is expected to consist of the current Variable Print segment except for the office products reporting unit that will become part of the Publishing and Retail Services Company, the logistics, sourcing, and digital and creative solutions reporting units within the current Strategic Services segment, and the current International segment except for the Europe reporting unit and certain Mexican operations that will become part of the Publishing and Retail Services Company.  The transaction is expected to take the form of a tax-free distribution to RR Donnelley shareholders of shares of stock in two new, independent, publicly traded companies, the Financial Services Company and the Publishing and Retail Services Company. Immediately following the completion of the transactions existing RR Donnelley shareholders will own shares in all three companies.

The transactions are subject to customary conditions, including obtaining rulings from the Internal Revenue Service and/or tax opinions, execution of inter-company agreements and final approval by the Company’s Board of Directors. The Company expects to complete the transactions prior to the end of 2016, but there can be no assurance that the transactions will be completed on the anticipated timeline or at all or that the terms of the transactions will not change.

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

Strategic Services

The Strategic Services segment includes the Company’s logistics services, financial print products and related services, print management offerings, digital and creative solutions and publishing services.

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

Business Acquisitions and Dispositions

On June 8, 2015, the Company acquired Courier Corporation (“Courier”), a leader in digital printing and publishing primarily in the United States, specializing in educational, religious and trade books.

On April 29, 2015, the Company sold its 50.1% interest in its Venezuelan operating entity.

On March 25, 2014, the Company acquired substantially all of the North American operations of Esselte Corporation (“Esselte”), a developer and manufacturer of nationally branded and private label office and stationery products. On March 10, 2014, the Company acquired the assets of MultiCorpora R&D Inc. and MultiCorpora International Inc. (together “MultiCorpora”). On January 31, 2014, the Company acquired Consolidated Graphics, Inc. (“Consolidated Graphics”), a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, with operations in North America, Europe and Asia.

On August 15, 2014, the Company sold the assets and liabilities of Journalism Online, LLC (“Journalism Online”), a provider of online subscription management services. On August 11, 2014, the Company’s subsidiary, RR Donnelley Argentina S.A. (“RRDA”), filed for bankruptcy liquidation in bankruptcy court in Argentina. On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Service Inc. (“GRES”), its commercial and residential real estate advisory services business.

For further information on the above acquisitions and dispositions, see Note 2, Acquisitions and Dispositions, to the Condensed Consolidated Financial Statements.

Executive Overview

Second Quarter Overview

Net sales decreased by $154.4 million, or 5.3%, for the second quarter of 2015 compared to the same period in the prior year. On a proforma basis, the Company’s net sales decreased by approximately $170.2 million, or 5.7%, (see Note 2, Acquisitions and Dispositions, to the Condensed Consolidated Financial Statements).  There was a $59.0 million, or 2.1%, decrease due to foreign exchange rates. The net sales decrease was primarily due to volume declines and decreases in pass-through paper sales in the Publishing and Retail Services segment, volume declines in the Variable Print segment and a $27.7 million, or 1.0% decrease, due to the impact of the currency devaluation in Venezuela and the sale of the Company’s Venezuelan operating entity.  The decreases were partially offset by increases in volume in the Strategic Services segment and the acquisition of Courier.

Net cash provided by operating activities for the three months ended June 30, 2015 was $205.3 million as compared to $150.1 million for the three months ended June 30, 2014. The increase in net cash provided by operating activities during the three months ended June 30, 2015 reflected the timing of customer and supplier payments and lower pension and other postretirement benefit plan contributions, partially offset by higher payments for interest and income taxes.

The Company continues to take actions across all platforms to reduce its cost structure and enhance productivity. During the six months ended June 30, 2015, the Company realized cost savings from restructuring activities, including the reorganization of administrative and support functions across all segments as well as continuing facility consolidations and reorganizations across platforms. Additionally, cost savings were realized as a result of synergies from the acquisitions of Consolidated Graphics and Esselte and lower incentive compensation expense.

Proposed Spinoff Transactions

On August 4, 2015, the Company announced that its Board of Directors intends to create three independent public companies: (i) a financial communications services company with estimated 2014 net sales of approximately $1 billion (the “Financial Services Company”), (ii) a publishing and retail-centric print services company with estimated 2014 net sales of approximately $3.5 billion (the “Publishing and Retail Services Company”), and (iii) a multichannel communications management company with estimated 2014 net sales of approximately $7 billion (the “Multichannel Communications Management Company”). The Financial Services Company is expected to consist of the Company’s current financial reporting unit of the Company’s Strategic Services segment.  The Publishing and Retail Services Company is expected to consist of the Company’s current Publishing and Retail Services segment as well as the office products reporting unit from the Company’s Variable Print segment, the Europe reporting unit of the Company’s International segment and certain Mexican operations currently within the Latin America reporting unit of the Company’s International segment.  The Multichannel Communications Management Company is expected to consist of the current Variable Print segment except for the office products reporting unit that will become part of the Publishing and Retail Services Company, the logistics, sourcing, and digital and creative solutions reporting units within the current Strategic Services segment, and the current International segment except for the Europe reporting unit and certain Mexican operations that will become part of the Publishing and Retail Services Company. The transaction is expected to take the form of a tax-free distribution to RR Donnelley shareholders of shares of stock in two new, independent, publicly traded companies, the Financial Services Company and the Publishing and Retail Services Company.

The transactions are subject to customary conditions, including obtaining rulings from the Internal Revenue Service and/or tax opinions, execution of inter-company agreements and final approval by the Company’s Board of Directors. The Company expects to complete the transactions prior to the end of 2016, but there can be no assurance that the transactions will be completed on the anticipated timeline or at all or that the terms of the transactions will not change.  See “Part II, Item 1A – Risk Factors” for certain risk factors relating to the proposed transactions. The disclosures within this Management Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated Company basis, reflect the Company’s current operating and management structure, and do not take into account the proposed transactions.

Financial Performance: Three Months Ended June 30, 2015

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended June 30, 2015, from the three months ended June 30, 2014, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the three months ended June 30, 2014	$178.2	6.1%	$64.7	$0.32
2015 restructuring, impairment and other charges – net	(32.2)	(1.2%)	(21.2)	(0.10)
2014 restructuring, impairment and other charges – net	22.8	0.8%	11.8	0.06
Acquisition-related expenses	(2.8)	(0.1%)	(2.2)	(0.02)
Purchase accounting inventory adjustments	(1.0)	0.0%	(0.6)	—
Loss on disposal of businesses	—	—	(15.7)	(0.08)
Gain on bargain purchase	—	—	6.1	0.03
Gain on investment	—	—	2.6	0.01
Venezuela currency remeasurement	—	—	(1.2)	—
Operations	(7.3)	0.1%	(0.8)	(0.01)
For the three months ended June 30, 2015	$157.7	5.7%	$43.5	$0.21

2015 restructuring, impairment and other charges - net: included pre-tax charges of $20.5 million of other charges, primarily for integration charges related to the Courier acquisition; $6.8 million for employee termination costs; $4.8 million of lease termination and other restructuring costs; and $0.1 million for net impairment charges of other long-lived assets.

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

Acquisition-related expenses: included pre-tax charges of $3.3 million ($2.7 million after-tax) related to legal, accounting and other expenses for the three months ended June 30, 2015 associated with completed or contemplated acquisitions. For the three months ended June 30, 2014, these pre-tax charges were $0.5 million ($0.5 million after-tax) for acquisitions completed or contemplated.

Purchase accounting inventory adjustments: included pre-tax charges of $3.2 million ($2.1 million after-tax) as a result of inventory purchase accounting adjustments for Courier for the three months ended June 30, 2015. For the three months ended June 30, 2014, these pre-tax charges were $2.2 million ($1.5 million after-tax) as a result of an inventory purchase accounting adjustment for Esselte.

Loss on disposal of businesses: included a pre-tax loss of $15.7 million ($15.7 million after-tax) for the three months ended June 30, 2015, primarily related to the disposal of the Venezuelan operating entity in the International segment.

Gain on bargain purchase adjustment: acquisition of Esselte resulted in a pre-tax reduction of $6.1 million ($6.1 million after-tax) in the previously recorded gain for the three months ended June 30, 2014 as a result of finalizing the purchase price allocation.

Gain on investment: pre-tax gain of $3.9 million ($2.6 million after-tax) resulting from the sale of one of the Company’s affordable housing investments during the three months ended June 30, 2015.

Venezuela currency remeasurement: currency remeasurement in Venezuela and the related impact of the devaluation resulted in a pre-tax loss of $0.4 million ($1.2 million after-tax) for the three months ended June 30, 2015, of which $0.2 million was included in loss attributable to noncontrolling interests. For the three months ended June 30, 2014, currency remeasurement in Venezuela, net of foreign exchange gains, resulted in a pre-tax gain of $3.2 million ($0.9 million after-tax), of which $0.7 million was included in loss attributable to noncontrolling interests.

Operations: reflected volume declines in the Publishing and Retail Services and Variable Print segments, price pressures and wage and other inflation in the International segment, partially offset by cost control initiatives, reduced depreciation and amortization expense and lower incentive compensation. See further details in the review of operating results by segment that follows below.

Financial Performance: Six Months Ended June 30, 2015

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the six months ended June 30, 2015, from the six months ended June 30, 2014, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the six months ended June 30, 2014	$274.2	4.9%	$35.7	$0.18
2015 restructuring, impairment and other charges – net	(52.0)	(0.9%)	(24.3)	(0.12)
2014 restructuring, impairment and other charges – net	68.0	1.2%	45.3	0.23
Acquisition-related expenses	(5.6)	(0.1%)	(6.5)	(0.04)
Purchase accounting inventory adjustments	11.1	0.2%	7.0	0.04
Loss on debt extinguishment	—	—	49.8	0.25
Loss on disposal of businesses	—	—	(15.3)	(0.08)
Gain on bargain purchase	—	—	(10.5)	(0.05)
Venezuela currency remeasurement	—	—	(9.4)	(0.04)
Gain on investment	—	—	2.6	0.01
Operations	(22.4)	(0.3%)	(8.6)	(0.06)
For the six months ended June 30, 2015	$273.3	5.0%	$65.8	$0.32

2015 restructuring, impairment and other charges - net: $21.8 million of other charges, primarily for integration charges related to the Courier acquisition; pre-tax charges of $21.0 million for employee termination costs; $8.4 million of lease termination and other restructuring costs and $0.8 million for net impairment charges of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

2014 restructuring, impairment and other charges - net: included pre-tax charges of $24.3 million related to the decision to withdraw from multi-employer pension plans serving facilities that are currently operating; $23.0 million for employee termination costs; and $10.9 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; and $9.8 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

Acquisition-related expenses: included pre-tax charges of $13.8 million ($13.2 million after-tax) related to legal, accounting and other expenses for the six months ended June 30, 2015 associated with completed or contemplated acquisitions. For the six months ended June 30, 2014, these pre-tax charges were $8.2 million ($6.7 million after-tax) for acquisitions completed or contemplated.

Purchase accounting inventory adjustments: included pre-tax charges of $3.2 million ($2.1 million after-tax) for the six months ended June 30, 2015 as a result of inventory purchase accounting adjustments for Courier. For the six months ended June 30, 2014, these pre-tax charges were $14.3 million ($9.1 million after-tax) as a result of inventory purchase accounting adjustments for Consolidated Graphics and Esselte.

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

Loss on disposal of businesses: included a pre-tax loss of $15.7 million ($15.7 million after-tax) for the six months ended June 30, 2015, primarily related to the disposal of the Venezuelan operating entity in the International segment. For the six months ended June 30, 2014, these pre-tax charges included a loss on the disposal of GRES in the International segment of $0.7 million ($0.4 million after-tax).

Gain on bargain purchase: acquisition of Esselte resulted in a pre-tax gain of $10.5 million ($10.5 million after-tax) for the six months ended June 30, 2014.

Venezuela currency remeasurement: currency remeasurement in Venezuela and the related impact of the devaluation resulted in a pre-tax loss of $30.3 million ($27.5 million after-tax) for the six months ended June 30, 2015, of which $10.5 million was included in loss attributable to noncontrolling interests. For the six months ended June 30, 2014, currency remeasurement in Venezuela resulted in a pre-tax loss, net of foreign exchange gains, of $18.6 million ($14.0 million after-tax), of which $6.4 million was included in loss attributable to noncontrolling interests.

Gain on investment: pre-tax gain of $3.9 million ($2.6 million after-tax) resulting from the sale of one of the Company’s affordable housing investments during the six months ended June 30, 2015.

Operations: reflected volume declines in the Publishing and Retail Services segment, wage and other inflation in the International segment and price pressures, partially offset by cost control initiatives resulting from the integration of Consolidated Graphics and Esselte and the reorganization of certain operations, lower incentive compensation expense and an increase in volume due to the acquisitions of Consolidated Graphics and Esselte. See further details in the review of operating results by segment that follows below.

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

The impact of digital technologies has been felt in many print products. Electronic communication and transaction technology has eliminated or reduced the role of many traditional printed products and has continued to drive electronic substitution in directory and statement printing, in part driven by environmental concerns and cost pressures at key customers. In addition, e-book substitution is having a continuing impact on consumer print book volume, though adoption rates are stabilizing, and a limited impact on educational and specialty books. Digital technologies have also impacted printed magazines, as some advertiser spending has moved from print to electronic media. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in the Company’s existing business to offer customers innovative services and solutions that further secure the Company’s position as a technology leader in the industry.

The acquisitions of Courier, Consolidated Graphics, Esselte and MultiCorpora support the Company’s strategic objective of generating profitable growth and improved cash flow and liquidity through targeted acquisitions. These acquisitions have enhanced the Company’s existing capabilities and ability to serve its customers and have provided cost savings through the combination of best practices, complementary products and manufacturing and distribution capabilities.

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

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first six months of 2015, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. The Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. Under the 2006 Postal Accountability and Enhancement Act, it had been anticipated that postage would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). However, on December 24, 2013, the Postal Regulatory Commission (the “PRC”) approved the United States Postal Service (“USPS”) Board of Governors’ request under the Exigency Provision in the applicable law for price increases of 4.3%. The exigent rate increase was approved as a surcharge in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all significant mail categories, effective January 26, 2014. On January 15, 2015, the USPS filed for a CPI rate increase of approximately 2.0%, which was approved by the PRC on May 7, 2015, and became effective May 31, 2015.  Plans to phase-out the 2014 exigent price increase have been developed by the USPS, but remain subject to approval by the PRC. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the USPS to offer innovative products and mail preparation services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services has been negatively impacted by increases in postal rates. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. Mail delivery services through the USPS accounted for approximately 42% of the Company’s logistics revenues during the six months ended June 30, 2015.

Goodwill Impairment Assessment

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the six months ended June 30, 2015 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of June 30, 2015, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of October 31, 2015, the Company’s next annual measurement date.

The digital and creative solutions reporting unit has been impacted by a decline in expected full year net sales primarily as the result of the bankruptcy of two premedia services customers.  The Europe reporting unit has been impacted by a decline in expected full year net sales as the result of the continued challenging economic conditions in Europe.  Further negative developments having a significant impact on the estimated fair values of these reporting units could result in future goodwill impairment charges. As of the October 31, 2014 annual goodwill impairment test, the digital and creative solutions reporting unit and the Europe reporting unit’s estimated fair values exceeded book values by approximately 29.4% and 24.8%, respectively. As of June 30, 2015, $25.5 million of goodwill was allocated to the digital and creative solutions reporting unit, which is included within the Strategic Services segment and $13.6 million of goodwill was allocated to the Europe reporting unit, which is included within the International segment.

Pension and Other Postretirement Benefit Plans

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. Based on current estimates, the Company expects to make cash contributions of approximately $25.0 million to $30.0 million to its pension and other postretirement benefits plans for the full year 2015, of which $14.5 million has been contributed during the six months ended June 30, 2015.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

The following table shows the results of operations for the three months ended June 30, 2015 and 2014, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)

Products net sales	$2,264.5	$2,440.7	$(176.2)	(7.2%)
Services net sales	483.6	461.8	21.8	4.7%
Total net sales	2,748.1	2,902.5	(154.4)	(5.3%)
Products cost of sales (exclusive of depreciation and amortization)	1,761.4	1,882.8	(121.4)	(6.4%)
Services cost of sales (exclusive of depreciation and amortization)	370.9	357.5	13.4	3.7%
Total cost of sales	2,132.3	2,240.3	(108.0)	(4.8%)
Products gross profit	503.1	557.9	(54.8)	(9.8%)
Services gross profit	112.7	104.3	8.4	8.1%
Total gross profit	615.8	662.2	(46.4)	(7.0%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	313.1	339.3	(26.2)	(7.7%)
Restructuring, impairment and other charges-net	32.2	22.8	9.4	41.2%
Depreciation and amortization	112.8	121.9	(9.1)	(7.5%)
Income from operations	$157.7	$178.2	$(20.5)	(11.5%)

Consolidated

Net sales of products for the three months ended June 30, 2015 decreased $176.2 million, or 7.2%, to $2,264.5 million versus the same period in 2014, including a $51.9 million, or 2.3%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower volume in the Variable Print and Publishing and Retail Services segments, a decrease of $27.7 million, or 1.1%, due to the currency devaluation in Venezuela and the sale of the Company’s Venezuelan operating entity, a decrease of $18.5 million, or 0.8%, as the result of a decline in pass-through paper sales and price pressures, partially offset by the acquisition of Courier.

Net sales from services for the three months ended June 30, 2015 increased $21.8 million, or 4.7%, to $483.6 million versus the same period in 2014, including a $7.1 million, or 1.5%, decrease due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in the Strategic Services segment, primarily driven by the logistics reporting unit.

Products cost of sales decreased $121.4 million, but increased 0.7% as a percentage of net sales of products for the three months ended June 30, 2015 versus the same period in the prior year. Products cost of sales decreased primarily due to lower volume in the Publishing and Retail Services and Variable Print segments, the impact of the currency devaluation in Venezuela and the sale of the Company’s Venezuelan operating entity and cost control initiatives, partially offset by the acquisition of Courier and wage and other inflation in the International segment.

Services cost of sales increased $13.4 million, but decreased 0.7% as a percentage of net sales from services for the three months ended June 30, 2015 versus the same period in the prior year. Services cost of sales increased primarily due to higher volume in the Strategic Services segment driven primarily by the logistics reporting unit, partially offset by favorable mix in the financial reporting unit within the Strategic Services segment and cost control initiatives.

Products gross profit decreased $54.8 million to $503.1 million for the three months ended June 30, 2015 versus the same period in 2014 primarily due to lower volume in the Publishing and Retail Services and Variable Print segments, price pressures, the impact of the currency devaluation in Venezuela and the sale of the Company’s Venezuelan operating entity and wage and other inflation in the International segment, partially offset by cost control initiatives and the acquisition of Courier. Products gross margin decreased from 22.9% to 22.2%, reflecting price pressures and wage and other inflation in the International segment.

Services gross profit increased $8.4 million to $112.7 million for the three months ended June 30, 2015 versus the same period in 2014 due to favorable mix in the financial reporting unit within the Strategic Services segment, cost control initiatives and higher volume in the logistics reporting unit within the Strategic Services segment, partially offset by increased transportation costs. Services gross margin increased from 22.6% to 23.3%, reflecting favorable mix in the financial reporting unit and cost control initiatives.

Selling, general and administrative expenses decreased $26.2 million to $313.1 million, and from 11.7% to 11.4% as a percentage of net sales, for the three months ended June 30, 2015 versus the same period in 2014 primarily as a result of lower bad debt expense, lower incentive compensation and cost control initiatives.

For the three months ended June 30, 2015, the Company recorded net restructuring, impairment and other charges of $32.2 million compared to $22.8 million in the same period in 2014. In 2015, these charges included $20.5 million of other charges, including integration charges for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition. The Company also recorded $6.8 million of employee termination costs for 322 employees, of whom 318 were terminated as of June 30, 2015. These charges were primarily due to the reorganization of certain operations.   Additionally, the Company incurred lease termination and other restructuring charges of $4.8 million and $0.1 million of net impairment charges for the three months ended June 30, 2015.

For the three months ended June 30, 2014, the Company recorded net restructuring, impairment and other charges of $22.8 million.  In 2014, these charges included $9.1 million of employee termination costs for 159 employees, substantially all of whom were terminated as of June 30, 2015. These charges were the result of the integration of Consolidated Graphics, including the closure of three Consolidated Graphics facilities and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $6.8 million for the three months ended June 30, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. The Company also recorded $3.8 million of other charges as a result of its decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating and $3.1 million of impairment charges primarily related to buildings, machinery and equipment and trade names associated with facility closures for the three months ended June 30, 2014.

Depreciation and amortization decreased $9.1 million to $112.8 million for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to the impact of changes in foreign exchange rates, partially offset by increases due to the acquisition of Courier. Depreciation and amortization included $19.2 million and $20.5 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended June 30, 2015 and 2014, respectively.

Income from operations for the three months ended June 30, 2015 was $157.7 million, a decrease of $20.5 million, or 11.5%, compared to the three months ended June 30, 2014. The decrease was due to volume declines in the Publishing and Retail Services and Variable Print segments, price pressures, wage and other inflation in the International segment and higher restructuring, impairment and other charges, partially offset by cost control initiatives, reduced depreciation and amortization expense and lower incentive compensation.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$69.2	$70.8	$(1.6)	(2.3%)
Investment and other expense-net	11.9	2.3	9.6	417.4%

Net interest expense decreased by $1.6 million for the three months ended June 30, 2015 versus the same period in 2014, primarily due to a decrease in average outstanding debt.

Net investment and other expense for the three months ended June 30, 2015 and 2014 was $11.9 million and $2.3 million, respectively. For the three months ended June 30, 2015, the Company recorded a $14.7 million net loss on the sale of its Venezuelan operating entity. For the three months ended June 30, 2014, the Company recorded a $6.1 million reduction to the previously recorded Esselte bargain purchase gain, which was partially offset by a gain of $3.2 million related to the Venezuelan currency remeasurement, net of foreign exchange gains.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$76.6	$105.1	$(28.5)	(27.1%)
Income tax expense	33.0	39.5	(6.5)	(16.5%)
Effective income tax rate	43.1%	37.6%

The effective income tax rate for the three months ended June 30, 2015 was 43.1% compared to 37.6% in the same period in 2014. The income tax provision for the period ended June 30, 2015 reflects a lower tax benefit than the statutory rate on the Venezuelan currency devaluation and the loss on the sale of the Company’s Venezuelan operating entity.

Income attributable to noncontrolling interests was $0.1 million for the three months ended June 30, 2015 and $0.9 million for the three months ended June 30, 2014.  For the three months ended June 30, 2015, the remeasurement of the Venezuelan currency resulted in losses attributable to noncontrolling interests of $0.2 million. For the three months ended June 30, 2014, the Venezuelan currency remeasurement, net of foreign exchange gains, resulted in income attributable to noncontrolling interests of $0.7 million.

Net earnings attributable to RR Donnelley common shareholders for the three months ended June 30, 2015 was $43.5 million, or $0.21 per diluted share, compared to $64.7 million, or $0.32 per diluted share, for the three months ended June 30, 2014. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 2.8 million, primarily as a result of the acquisition of Courier.

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

Publishing and Retail Services

	Three Months Ended
	June 30,
	2015	2014
	(in millions, except percentages)
Net sales	$581.7	$625.9
Income from operations	2.6	27.8
Operating margin	0.4%	4.4%
Restructuring, impairment and other charges-net	17.7	3.3
Purchase accounting inventory adjustment	2.9	—

	Net Sales for the Three Months Ended
	June 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$333.3	$397.5	$(64.2)	(16.2%)
Books	212.4	196.9	15.5	7.9%
Directories	36.0	31.5	4.5	14.3%
Total Publishing and Retail Services	$581.7	$625.9	$(44.2)	(7.1%)

Net sales for the Publishing and Retail Services segment for the three months ended June 30, 2015 were $581.7 million, a decrease of $44.2 million, or 7.1%, compared to 2014.  Net sales decreased due to lower volume in magazines, catalogs and retail inserts and decreases in pass through paper sales in magazines, catalogs and retail inserts partially offset by the acquisition of Courier and higher directories volume. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to reduced volume, decreases in pass-through paper sales and price pressures.
•	Books: Sales increased primarily as the result of the acquisition of Courier.
•	Directories: Sales increased primarily as a result of higher volume and an increase in pass-through paper sales.

Publishing and Retail Services segment income from operations decreased by $25.2 million for the three months ended June 30, 2015 due to volume declines in magazines, catalogs and retail inserts, higher restructuring, impairment and other charges and price pressures, partially offset by the acquisition of Courier and lower depreciation and amortization expense. Operating margins decreased from 4.4% for the three months ended June 30, 2014 to 0.4% for the three months ended June 30, 2015, of which 2.3 percentage points was due to higher restructuring, impairment and other charges and 0.5 percentage points were due to a purchase accounting inventory adjustment. The remaining decrease in operating margins was due to price pressures, partially offset by lower depreciation and amortization expense.

Variable Print

	Three Months Ended
	June 30,
	2015	2014
	(in millions, except percentages)
Net sales	$911.3	$957.4
Income from operations	59.4	61.7
Operating margin	6.5%	6.4%
Restructuring, impairment and other charges-net	4.0	6.2
Purchase accounting inventory adjustment	—	2.2
Acquisition-related expenses	—	0.1

	Net Sales for the Three Months Ended
	June 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print (a)	$405.2	$423.3	$(18.1)	(4.3%)
Office products	148.3	158.6	(10.3)	(6.5%)
Direct mail (a)	111.4	119.5	(8.1)	(6.8%)
Labels	106.9	105.8	1.1	1.0%
Statement printing	91.3	92.7	(1.4)	(1.5%)
Forms	48.2	57.5	(9.3)	(16.2%)
Total Variable Print	$911.3	$957.4	$(46.1)	(4.8%)

(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the Variable Print segment for the three months ended June 30, 2015 were $911.3 million, a decrease of $46.1 million, or 4.8%, compared to 2014, including a $2.9 million, or 0.3% decrease due to changes in foreign exchange rates. Net sales decreased primarily due to lower volume in commercial and digital print, forms, office products and direct mail. An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales decreased primarily as a result of lower transactional commercial print volume partially offset by higher in-store marketing materials volume.
•	Office products: Sales decreased as a result of lower outsourced volume in note-taking products and envelopes.
•	Direct mail: Sales decreased as a result of lower volume, partially offset by an increase in pass-through paper sales.
•	Labels: Sales increased slightly as a result of higher volume.

•	Statement printing: Sales decreased as a result of price pressures and lower pass-through postage sales.
•	Forms: Sales decreased due to lower volume.

Variable Print segment income from operations decreased $2.3 million for the three months ended June 30, 2015 mainly due to lower volume in commercial and digital print and office products and price pressures in statement printing, partially offset by cost control initiatives, primarily resulting from the integration of Consolidated Graphics and Esselte as well as other productivity initiatives, favorable mix within labels, lower depreciation and amortization expense, lower restructuring, impairment and other charges and the impact of the prior year purchase accounting inventory adjustment. Operating margins increased from 6.4% for the three months ended June 30, 2014 to 6.5% for the three months ended June 30, 2015.  Margins were impacted favorably by 0.2 percentage points due to lower restructuring, impairment and other charges and 0.2 percentage points due to the favorable impact of the prior year purchase accounting inventory adjustment.  Operating margins were also impacted by price pressures, partially offset by cost control initiatives and the continued integration of Consolidated Graphics and Esselte.

Strategic Services

	Three Months Ended
	June 30,
	2015	2014
	(in millions, except percentages)
Net sales	$697.6	$687.5
Income from operations	82.8	81.1
Operating margin	11.9%	11.8%
Restructuring, impairment and other charges-net	5.8	6.2
Purchase accounting inventory adjustment	0.3	—

	Net Sales for the Three Months Ended
	June 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Logistics	$310.8	$292.7	$18.1	6.2%
Financial	290.7	304.5	(13.8)	(4.5%)
Sourcing	57.0	49.2	7.8	15.9%
Digital and creative solutions	39.1	41.1	(2.0)	(4.9%)
Total Strategic Services	$697.6	$687.5	$10.1	1.5%

Net sales for the Strategic Services segment for the three months ended June 30, 2015 were $697.6 million, an increase of $10.1 million, or 1.5%, compared to 2014, including a $4.7 million, or 0.7%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics and sourcing, partially offset by a decrease in fuel surcharges in logistics and lower volume in digital and creative solutions and financial. An analysis of net sales by reporting unit follows:

•

Logistics: Sales increased primarily due to higher volume in freight brokerage services and pass-through postage sales, partially offset by a decrease in fuel surcharges and lower volume in print logistics.

•

Financial: Sales decreased due to reduced international capital markets transactions activity, changes in foreign exchange rates and lower investment management volume, partially offset by an increase in translation services volume and domestic capital markets transactions activity.

•	Sourcing: Sales increased primarily due to higher commercial print-management volume for healthcare customers.
•	Digital and creative solutions: Sales decreased due to the bankruptcy of two customers and lower volume in prepress and photo services partially offset by the acquisition of Courier.

Strategic Services segment income from operations increased $1.7 million for the three months ended June 30, 2015, mainly due to higher volume in logistics and cost control initiatives, partially offset by unfavorable revenue mix and increased costs of transportation. Operating margins increased from 11.8% to 11.9% due to cost control initiatives and lower restructuring, impairment and other charges, which were partially offset by unfavorable revenue mix and increased costs of transportation.

International

	Three Months Ended
	June 30,
	2015	2014
	(in millions, except percentages)
Net sales	$557.5	$631.7
Income from operations	22.2	24.7
Operating margin	4.0%	3.9%
Restructuring, impairment and other charges-net	2.8	4.0
Acquisition-related expenses	—	0.2

	Net Sales for the Three Months Ended
	June 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Asia	$182.3	$181.5	$0.8	0.4%
Business process outsourcing	110.8	119.5	(8.7)	(7.3%)
Global Turnkey Solutions	86.6	77.7	8.9	11.5%
Europe	69.4	93.3	(23.9)	(25.6%)
Latin America	57.1	105.3	(48.2)	(45.8%)
Canada	51.3	54.4	(3.1)	(5.7%)
Total International	$557.5	$631.7	$(74.2)	(11.7%)

Net sales in the International segment for the three months ended June 30, 2015 were $557.5 million, a decrease of $74.2 million, or 11.7%, compared to the same period in 2014, including a $51.4 million, or 8.4%, decrease due to changes in foreign exchange rates. The net sales decrease was also due to a $27.7 million, or 4.4%, decrease as a result of the impact of the currency devaluation in Venezuela and the sale of the Company’s Venezuelan operating entity and a $9.6 million decrease due to the bankruptcy liquidation of RRDA during the third quarter of 2014, partially offset by higher volume in Global Turnkey Solutions. An analysis of net sales by reporting unit follows:

●	Asia: Sales increased slightly due to higher volume in packaging products, mostly offset by lower volume in book exports and labels and price pressures.
●	Business process outsourcing: Sales decreased due to changes in foreign exchanges rates, partially offset by higher outsourcing volume.
●	Global Turnkey Solutions: Sales increased due to higher volume primarily related to a new customer, partially offset by changes in foreign exchange rates.
●	Europe: Sales decreased primarily due to changes in foreign exchange rates, lower volume in directories, retail inserts and magazines, partially offset by an increase in packaging volume.
●

Latin America: Sales decreased primarily due to the impact of the currency devaluation in Venezuela and the sale of the Company’s Venezuelan operating entity, changes in foreign exchange rates across the region and the 2014 bankruptcy liquidation of RRDA.

●	Canada: Sales decreased due to changes in foreign exchange rates, partially offset by higher labels and statement printing volume.

International segment income from operations decreased $2.5 million primarily due to wage inflation in Latin America, Asia and business process outsourcing, changes in foreign exchange rates and the impact of the currency devaluation in Venezuela and the sale of the Company’s Venezuelan operating entity, partially offset by cost control initiatives. Operating margins increased from 3.9% to 4.0% as a result of cost control initiatives and lower restructuring, impairment and other charges, which impacted operating margins favorably by 0.2 percentage points, partially offset by wage inflation and the impact of the currency devaluation in Venezuela and the sale of the Company’s Venezuelan operating entity.

Corporate

	Three Months Ended
	June 30,
	2015	2014
	(in millions)
Operating expenses	$9.3	$17.1
Restructuring, impairment and other charges-net	1.9	3.1
Acquisition-related expenses	3.3	0.2

Corporate operating expenses in the three months ended June 30, 2015 were $9.3 million, a decrease of $7.8 million compared to the same period in 2014. The decrease was driven by lower bad debt expense, lower incentive compensation expense and reduced restructuring, impairment and other charges, partially offset by higher healthcare costs and an increase in acquisition-related expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

The following table shows the results of operations for the six months ended June 30, 2015 and 2014, which reflects the results of acquired businesses from the relevant acquisition dates:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)

Products net sales	$4,524.8	$4,666.4	$(141.6)	(3.0%)
Services net sales	969.4	909.9	59.5	6.5%
Total net sales	5,494.2	5,576.3	(82.1)	(1.5%)
Products cost of sales (exclusive of depreciation and amortization)	3,541.7	3,628.7	(87.0)	(2.4%)
Services cost of sales (exclusive of depreciation and amortization)	757.0	712.2	44.8	6.3%
Total cost of sales	4,298.7	4,340.9	(42.2)	(1.0%)
Products gross profit	983.1	1,037.7	(54.6)	(5.3%)
Services gross profit	212.4	197.7	14.7	7.4%
Total gross profit	1,195.5	1,235.4	(39.9)	(3.2%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	644.0	655.8	(11.8)	(1.8%)
Restructuring, impairment and other charges-net	52.0	68.0	(16.0)	(23.5%)
Depreciation and amortization	226.2	237.4	(11.2)	(4.7%)
Income from operations	$273.3	$274.2	$(0.9)	(0.3%)

Consolidated

Net sales of products for the six months ended June 30, 2015 decreased $141.6 million, or 3.0%, to $4,524.8 million versus the same period in 2014, including a $102.7 million, or 2.3%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower volume in the Publishing and Retail Services segment, a $39.7 million, or 0.9%, decrease due to the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity, a $34.2 million, or 0.7%, decrease due to a decline in pass-through paper sales and price pressures, partially offset by the acquisitions of Consolidated Graphics, Esselte and Courier.

Net sales from services for the six months ended June 30, 2015 increased $59.5 million, or 6.5%, to $969.4 million versus the same period in 2014, including a $13.3 million, or 1.4%, decrease due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in the Strategic Services segment, primarily driven by the logistics reporting unit.

Products cost of sales decreased $87.0 million, but increased 0.5% as a percentage of net sales of products for the six months ended June 30, 2015 versus the same period in the prior year. Products cost of sales decreased primarily due to lower volume in the Publishing and Retail Services segment, cost control initiatives, the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity and the impact from purchase accounting inventory adjustments, partially offset by the acquisitions of Consolidated Graphics, Esselte and Courier and wage and other inflation in the International segment.

Services cost of sales increased $44.8 million, but decreased 0.2% as a percentage of net sales from services for the six months ended June 30, 2015 versus the same period in the prior year. Services cost of sales increased primarily due to higher volume in the Strategic Services segment driven by the logistics reporting unit, partially offset by favorable mix in the financial reporting unit within the Strategic Services segment and cost control initiatives.

Products gross profit decreased $54.6 million to $983.1 million for the six months ended June 30, 2015 versus the same period in 2014 primarily due to volume declines in the Publishing and Retail Services segment, price pressures, the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity and wage and other inflation in the International segment partially offset by the acquisitions of Consolidated Graphics and Esselte, cost control initiatives and the impact from the purchase accounting inventory adjustments. Products gross margin decreased from 22.2% to 21.7%, reflecting price pressures and wage and other inflation in the International segment.

Services gross profit increased $14.7 million to $212.4 million for the six months ended June 30, 2015 versus the same period in 2014 due to favorable mix in the financial reporting unit within the Strategic Services segment and higher volume in the logistics reporting unit within the Strategic Services segment, partially offset by increased transportation costs. Services gross margin increased from 21.7% to 21.9%, reflecting favorable mix in the financial reporting unit, offset by increased transportation costs.

Selling, general and administrative expenses decreased $11.8 million to $644.0 million, or 0.1% as a percentage of net sales, for the six months ended June 30, 2015 versus the same period in 2014 as lower incentive compensation expense and cost control initiatives were partially offset by the acquisitions of Consolidated Graphics, Esselte and Courier and wage and other inflation in the International segment.

For the six months ended June 30, 2015, the Company recorded net restructuring, impairment and other charges of $52.0 million compared to $68.0 million in the same period in 2014. In 2015, these charges included $21.8 million of other charges, including integration charges for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition. The Company also recorded $21.0 million of employee termination costs for 1,201 employees, of whom 1,173 were terminated as of June 30, 2015. These charges were primarily the result of one facility closure in the International segment, one facility closure in the Variable Print segment and the reorganization of certain operations.  Additionally, the Company incurred lease termination and other restructuring charges of $8.4 million for the six months ended June 30, 2015. The Company also recorded $0.8 million of net impairment charges primarily related to buildings and machinery and equipment associated with facility closures for the six months ended June 30, 2015.

For the six months ended June 30, 2014, the Company recorded net restructuring, impairment and other charges of $68.0 million. In 2014, these charges included $23.0 million of employee termination costs for 408 employees, substantially all of whom were terminated as of June 30, 2015. These charges were the result of the integration of Consolidated Graphics, including the closure of six Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $10.9 million for the six months ended June 30, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. The Company also recorded $24.3 million of other charges as a result of its decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating and $9.8 million of impairment charges primarily related to buildings, machinery and equipment and trade names associated with facility closures for the six months ended June 30, 2014.

Depreciation and amortization decreased $11.2 million to $226.2 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to the impact of changes in foreign exchange rates, partially offset by increases due to the acquisitions of Consolidated Graphics, Esselte and Courier. Depreciation and amortization included $38.2 million and $38.8 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the six months ended June 30, 2015 and 2014, respectively.

Income from operations for the six months ended June 30, 2015 was $273.3 million, a decrease of $0.9 million, or 0.3%, compared to the six months ended June 30, 2014. The decrease was due to volume declines in the Publishing and Retail Services segment, wage and other inflation in the International segment and price pressures, partially offset by cost control initiatives resulting from the integration of Consolidated Graphics and Esselte and the reorganization of certain operations, lower incentive compensation expense, lower restructuring, impairment and other charges, the acquisitions of Consolidated Graphics and Esselte and the impact of the purchase accounting inventory adjustments.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$138.2	$141.8	$(3.6)	(2.5%)
Investment and other expense-net	40.2	6.9	33.3	482.6%
Loss on debt extinguishment	—	77.1	(77.1)	(100.0%)

Net interest expense decreased by $3.6 million for the six months ended June 30, 2015 versus the same period in 2014, primarily due to a decrease in average outstanding debt.

Net investment and other expense for the six months ended June 30, 2015 and 2014 was $40.2 million and $6.9 million, respectively.  For the six months ended June 30, 2015, the Company recorded a loss of $30.3 million related to the currency remeasurement in Venezuela and the related impact of the devaluation and a $14.7 million net loss on the sale of its Venezuelan operating entity. For the six months ended June 30, 2014, the Company recorded a loss of $18.6 million, net of foreign exchange gains, related to the Venezuelan currency remeasurement, partially offset by a $10.5 million bargain purchase gain related to the Esselte acquisition.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$94.9	$48.4	$46.5	96.1%
Income tax expense	39.4	16.0	23.4	146.3%
Effective income tax rate	41.5%	33.1%

The effective income tax rate for the six months ended June 30, 2015 was 41.5% compared to 33.1% in the same period in 2014. The income tax provision for the period ended June 30, 2015 reflects a lower tax benefit than the statutory rate on the Venezuelan currency devaluation and the loss on the sale of the Company’s Venezuelan operating entity.

Loss attributable to noncontrolling interests was $10.3 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, the remeasurement of the Venezuelan currency, net of foreign exchange gains, resulted in losses attributable to noncontrolling interests of $10.5 million and $6.4 million, respectively.

Net earnings attributable to RR Donnelley common shareholders for the six months ended June 30, 2015 was $65.8 million, or $0.32 per diluted share, compared to $35.7 million, or $0.18 per diluted share, for the six months ended June 30, 2014. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 4.9 million, primarily as a result of the acquisitions of Consolidated Graphics, Esselte and Courier.

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

Publishing and Retail Services

	Six Months Ended
	June 30,
	2015	2014
	(in millions, except percentages)
Net sales	$1,155.5	$1,268.6
Income from operations	14.4	37.7
Operating margin	1.2%	3.0%
Restructuring, impairment and other charges-net	22.0	24.1
Purchase accounting inventory adjustment	2.9	—

	Net Sales for the Six Months Ended
	June 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$682.9	$791.0	$(108.1)	(13.7%)
Books	404.3	405.9	(1.6)	(0.4%)
Directories	68.3	71.7	(3.4)	(4.7%)
Total Publishing and Retail Services	$1,155.5	$1,268.6	$(113.1)	(8.9%)

Net sales for the Publishing and Retail Services segment for the six months ended June 30, 2015 were $1,155.5 million, a decrease of $113.1 million, or 8.9%, compared to 2014. Net sales decreased due to lower volume in magazines, catalogs and retail inserts, decreases in pass through paper sales in magazines, catalogs and retail inserts and directories and price pressures partially offset by the acquisition of Courier. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to reduced volume, decreases in pass-through paper sales and price pressures.
•	Books: Sales decreased as a result of reduced volume in consumer and educational books and price declines in educational books, partially offset by the acquisition of Courier and growth in packaging.
•	Directories: Sales decreased primarily as a result of a decline in pass-through paper sales and lower volume resulting from electronic substitution.

Publishing and Retail Services segment income from operations decreased by $23.3 million for the six months ended June 30, 2015 due to volume declines and price pressures, partially offset by lower depreciation and amortization expense, the acquisition of Courier and cost control initiatives. Operating margins decreased from 3.0% for the six months ended June 30, 2014 to 1.2% for the six months ended June 30, 2015, of which 0.2 percentage points were due to lower restructuring, impairment and other charges and 0.2 percentage points were due to the purchase accounting inventory adjustment.  The remaining decline in operating margins was due to price pressures and unfavorable mix.

Variable Print

	Six Months Ended
	June 30,
	2015	2014
	(in millions, except percentages)
Net sales	$1,860.1	$1,749.5
Income from operations	125.6	89.4
Operating margin	6.8%	5.1%
Restructuring, impairment and other charges-net	9.0	26.8
Purchase accounting inventory adjustment	—	14.3
Acquisition-related expenses	—	0.1

	Net Sales for the Six Months Ended
	June 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print (a)	$817.9	$769.8	$48.1	6.2%
Office products	285.6	213.1	72.5	34.0%
Direct mail (a)	238.2	237.5	0.7	0.3%
Labels	214.4	210.9	3.5	1.7%
Statement printing	203.4	200.4	3.0	1.5%
Forms	100.6	117.8	(17.2)	(14.6%)
Total Variable Print	$1,860.1	$1,749.5	$110.6	6.3%

(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the Variable Print segment for the six months ended June 30, 2015 were $1,860.1 million, an increase of $110.6 million, or 6.3%, compared to 2014, including a $5.6 million, or 0.3% decrease due to changes in foreign exchange rates. Net sales increased due to the acquisitions of Consolidated Graphics and Esselte and higher volume in office products, partially offset by lower transactional commercial print and forms volume. An analysis of net sales by reporting unit follows:

•

Commercial and digital print: Sales increased primarily as a result of the acquisition of Consolidated Graphics and higher volume in graphics products and in-store marketing materials partially offset by lower transactional commercial print and print and fulfillment volume.

•	Office products: Sales increased as a result of the acquisition of Esselte and higher volume in binder and filing products primarily related to new customers.
•	Direct mail: Sales increased as a result of an increase in pass through paper sales and higher volume, partially offset by price pressures.
•	Labels: Sales increased as a result of higher volume.
•	Statement printing: Sales increased as a result of higher pass-through postage sales and an increase in volume, partially offset by price pressures.
•	Forms: Sales decreased due to lower volume.

Variable Print segment income from operations increased $36.2 million for the six months ended June 30, 2015 mainly due to cost control initiatives resulting from the integration of Consolidated Graphics and Esselte, lower restructuring, impairment and other charges, higher volume resulting from the acquisitions of Consolidated Graphics and Esselte, the impact of the prior year purchase accounting inventory adjustment and favorable mix within labels, partially offset by lower volume in transactional commercial print, price pressures in statement printing and lower volume in forms. Operating margins increased from 5.1% for the six months ended June 30, 2014 to 6.8% for the six months ended June 30, 2015.  Margins were impacted favorably by 1.0 percentage points due to lower restructuring, impairment and other charges and 0.8 percentage points due to the favorable impact of the prior year purchase accounting inventory adjustment.  Additionally, operating margins reflected unfavorable mix and price pressures in statement printing, partially offset by cost control initiatives resulting from the integration of Consolidated Graphics and Esselte.

Strategic Services

	Six Months Ended
	June 30,
	2015	2014
	(in millions, except percentages)
Net sales	$1,364.9	$1,307.2
Income from operations	137.8	136.5
Operating margin	10.1%	10.4%
Restructuring, impairment and other charges-net	8.0	7.8
Purchase accounting inventory adjustment	0.3	—

	Net Sales for the Six Months Ended
	June 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Logistics	$631.5	$575.9	$55.6	9.7%
Financial	541.5	550.8	(9.3)	(1.7%)
Sourcing	113.9	94.4	19.5	20.7%
Digital and creative solutions	78.0	86.1	(8.1)	(9.4%)
Total Strategic Services	$1,364.9	$1,307.2	$57.7	4.4%

Net sales for the Strategic Services segment for the six months ended June 30, 2015 were $1,364.9 million, an increase of $57.7 million, or 4.4%, compared to 2014, including an $8.5 million, or 0.6%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics, sourcing and translation services partially offset by a decrease in fuel surcharges, lower volume in digital and creative solutions and reduced capital markets transactions activity. An analysis of net sales by reporting unit follows:

•	Logistics: Sales increased primarily due to higher volume in freight brokerage services, pass-through postage sales and international mail services, partially offset by a decrease in fuel surcharges.
•

Financial: Sales decreased due to changes in foreign exchange rates, a reduction in international capital markets transactions activity and lower investment management and compliance products volume, partially offset by higher translation services volume and domestic capital markets transactions activity.

•	Sourcing: Sales increased primarily due to higher commercial print-management volume for healthcare customers.
•	Digital and creative solutions: Sales decreased due to the bankruptcy of two customers and lower volume in prepress and photo services.

Strategic Services segment income from operations increased $1.3 million for the six months ended June 30, 2015, mainly due to cost control initiatives and higher volume in logistics that was mostly offset by unfavorable revenue mix and increased costs of transportation. Operating margins decreased from 10.4% to 10.1% as a result of unfavorable revenue mix and increased costs of transportation.

International

	Six Months Ended
	June 30,
	2015	2014
	(in millions, except percentages)
Net sales	$1,113.7	$1,251.0
Income from operations	34.3	54.9
Operating margin	3.1%	4.4%
Restructuring, impairment and other charges-net	10.5	5.6
Acquisition-related expenses	—	0.4

	Net Sales for the Six Months Ended
	June 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Asia	$347.2	$350.4	$(3.2)	(0.9%)
Business process outsourcing	217.9	236.2	(18.3)	(7.7%)
Global Turnkey Solutions	167.1	152.7	14.4	9.4%
Europe	144.2	184.7	(40.5)	(21.9%)
Latin America	131.2	214.0	(82.8)	(38.7%)
Canada	106.1	113.0	(6.9)	(6.1%)
Total International	$1,113.7	$1,251.0	$(137.3)	(11.0%)

Net sales in the International segment for the six months ended June 30, 2015 were $1,113.7 million, a decrease of $137.3 million, or 11.0%, compared to the same period in 2014, including a $101.9 million, or 8.4%, decrease due to changes in foreign exchange rates. The net sales decrease was also due to a $39.7 million, or 3.2%, decrease as a result of the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity during the second quarter of 2015, the bankruptcy liquidation of RRDA in the third quarter of 2014, which had net sales of $19.2 million for the six months ended June 30, 2014, and lower volume in Europe, partially offset by higher volume in Global Turnkey Solutions. An analysis of net sales by reporting unit follows:

●	Asia: Sales decreased due to lower volume in book exports and labels and price pressures, partially offset by higher volume in packaging products.
●

Business process outsourcing: Sales decreased due to changes in foreign exchanges rates, lower pass-through print management volume and the sale of GRES in the first quarter of 2014, partially offset by an increase in volume due to new customers and higher outsourcing volume.

●	Global Turnkey Solutions: Sales increased due to higher volume primarily related to a new customer, partially offset by changes in foreign exchange rates.
●	Europe: Sales decreased primarily due to changes in foreign exchange rates, reduced volume and price pressures.
●

Latin America: Sales decreased due to the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity, changes in foreign exchange rates across the region and the 2014 bankruptcy liquidation of RRDA.

●	Canada: Sales decreased due to changes in foreign exchange rates, partially offset by higher labels and statement printing volume.

International segment income from operations decreased $20.6 million primarily due to the impact of the currency devaluation in Venezuela and sale of the Company’s Venezuelan operating entity, wage inflation in Latin America, Asia and business process outsourcing, price pressures in Asia and Europe and changes in foreign exchange rates, partially offset by cost control initiatives, lower depreciation and amortization expense and lower incentive compensation expense.  Operating margins decreased from 4.4% for the six months ended June 30, 2014 to 3.1% for the six months ended June 30, 2015, of which 0.4 percentage points were due to higher restructuring, impairment and other charges.  The remaining decrease in operating margins reflected wage inflation, price pressures in Asia and Europe and changes in foreign exchange rates.

Corporate

	Six Months Ended
	June 30,
	2015	2014
	(in millions)
Operating expenses	$38.8	$44.3
Restructuring, impairment and other charges-net	2.5	3.7
Acquisition-related expenses	13.8	7.7

Corporate operating expenses in the six months ended June 30, 2015 were $38.8 million, a decrease of $5.5 million compared to the same period in 2014. The decrease was driven by lower bad debt expense, lower incentive compensation expense and reduced restructuring, impairment and other charges partially offset by an increase in healthcare costs and acquisition-related expenses.

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

The following describes the Company’s cash flows for the six months ended June 30, 2015 and 2014.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $61.0 million for the six months ended June 30, 2015, compared to $69.7 million for the same period in 2014. The decrease in net cash provided by operating activities reflected the timing of supplier and customer payments, higher payments for incentive compensation costs and higher payments for income taxes, partially offset by lower pension and other postretirement benefit plan contributions.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $210.3 million compared to $471.7 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, net cash used for acquisitions, primarily Courier, was $118.5 million. During the six months ended June 30, 2014, net cash used for the acquisitions of Consolidated Graphics, Esselte and MultiCorpora was $376.2 million. Capital expenditures were $101.1 million during the first six months of 2015, a decrease of $5.2 million as compared to the same period of 2014. The Company expects that capital expenditures for 2015 will be approximately $225 million to $250 million, compared to $223.6 million in 2014.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 was $64.3 million compared to $321.8 million in the same period in 2014. Cash on hand and borrowings under the Credit Agreement were used to pay $200.0 million of the 5.50% senior notes that matured on May 15, 2015. The Company also repaid $70.0 million of debt assumed from the Courier acquisition during the six months ended June 30, 2015. During the six months ended June 30, 2014, the Company received proceeds of $400.0 million from the issuance of 6.00% senior notes due April 1, 2024, which were used to repurchase $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018, and $50.0 million of the 7.625% senior notes due June 15, 2020.  Cash on hand and borrowings under the Credit Agreement were used to pay $258.2 million of the 4.95% senior notes that matured during the second quarter of 2014. The Company also repaid $118.3 million of debt assumed from the Consolidated Graphics acquisition during the six months ended June 30, 2014.

LIQUIDITY

Cash and cash equivalents of $295.4 million as of June 30, 2015 included $39.1 million in the U.S. and $256.3 million at international locations. The Company’s foreign subsidiaries are expected to make approximately $260.0 million in payments in 2015 and future years in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $3.1 million as of June 30, 2015 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $295.4 million at June 30, 2015 were $34.1 million of short-term investments, which primarily consist of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

The Company’s debt maturities as of June 30, 2015 are shown in the following table:

	Debt Maturity Schedule
	Total	2015	2016	2017	2018	2019	Thereafter
	(in milions)
Senior notes and debentures and borrowings under the Credit Agreement (a)	$3,732.4	$300.0	$219.8	$251.5	$250.0	$411.1	$2,300.0
Capital lease obligations	8.5	2.1	3.9	2.5	—	—	—
Miscellaneous debt obligations	8.6	8.5	0.1	—	—	—	—
Total	$3,749.5	$310.6	$223.8	$254.0	$250.0	$411.1	$2,300.0

(a)

Excludes a discount of $3.0 million and an adjustment for fair value hedges of $0.3 million related to the Company’s 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

Cash on hand and borrowings under the Credit Agreement were used to pay the $200.0 million 5.50% senior notes that matured on May 15, 2015.

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

There were $300.0 million of borrowings under the Credit Agreement as of June 30, 2015. Based on the Company’s results of operations for the twelve months ended June 30, 2015 and existing debt, the Company would have had the ability to utilize approximately $1.0 billion of the $1.5 billion Credit Agreement and not have been in violation of the terms of the agreement.

The current availability under the Credit Agreement as of June 30, 2015 is shown in the table below:

June 30, 2015
Availability	(in millions)
Committed Credit Agreement	$1,500.0
Availability reduction from covenants	212.4
$1,287.6
Usage
Borrowings under the Credit Agreement	300.0
Impact on availability related to outstanding letters of credit	—
300.0

Current availability at June 30, 2015	$987.6

The Company was in compliance with its debt covenants as of June 30, 2015, and expects to remain in compliance based on management’s estimates of operating and financial results for 2015 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of June 30, 2015, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by seventeen U.S. and international financial institutions.

As of June 30, 2015, the Company had $94.3 million in outstanding letters of credit and bank guarantees, of which $55.9 million were issued under the Credit Agreement.  The letters of credit used under the Credit Agreement did not reduce availability under the Credit Agreement as of June 30, 2015, as the amounts issued were less than the reduction in availability from the Leverage Ratio covenant.  As of June 30, 2015, the Company also had $183.1 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”).  As of June 30, 2015, bank acceptance drafts, letters of credit and guarantees of $50.0 million were issued, and reduced availability, under the Company’s Other Facilities.  Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $308.6 million as of June 30, 2015.

On June 19, 2015, Moody’s Investors Service (“Moody’s”) reaffirmed the Company’s long-term corporate credit rating and changed the ratings outlook from negative to stable. The Company’s Standard & Poor’s Rating Services (“S&P”) and Moody’s credit ratings as of June 30, 2015 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	BB-, stable outlook	Ba2, stable outlook
Senior unsecured debt	BB-	Ba3
Credit Agreement	BB+	Baa2

Dividends

During the six months ended June 30, 2015, the Company paid cash dividends of $104.1 million. On July 23, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on September 1, 2015 to RR Donnelley shareholders of record on August 14, 2015.

Acquisitions and Dispositions

During the six months ended June 30, 2015, the Company paid $118.1 million, net of cash acquired, substantially all for the acquisition of Courier.  The Company financed the cash portion of the Courier acquisition with a combination of cash on hand and borrowings under the Credit Agreement.

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

During the year ended December 31, 2014, the Company sold the assets and liabilities of Journalism Online, a provider of online subscription management services, for net proceeds of $10.7 million. As a result of a sale price adjustment in accordance with the agreement, a $0.2 million reduction in proceeds was recognized during the six months ended June 30, 2015, resulting in total proceeds of $10.5 million. The Company also sold the assets and liabilities of GRES, its commercial and residential real estate advisory services business, for net proceeds of $1.8 million.

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

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At June 30, 2015, the Company was exposed to interest rate fluctuations on variable-interest borrowings of $498.6 million, or 13%, of the Company’s total debt, including $190.0 million notional amount of interest rate swap agreements (see Note 14, Derivatives, to the Condensed Consolidated Financial Statements) and $308.6 million in borrowings under the Combined Facilities. Including the effect of the fixed to floating interest rate swaps, approximately 94% of the Company’s outstanding term debt was comprised of fixed-rate debt as of June 30, 2015.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2015 and 2014 by approximately $90.2 million and $102.2 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of June 30, 2015 and December 31, 2014, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $348.5 million and $377.2 million, respectively (see Note 14, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains from these foreign exchange forward contracts were $28.8 million and $6.5 million at June 30, 2015 and December 31, 2014, respectively. The Company does not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated financial statements are described in Note 16, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;
•	successful execution of acquisitions and negotiation of future acquisitions;
•	the ability of the Company to integrate operations of acquisitions successfully and achieve enhanced earnings or effect cost savings;
•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	the ability to divest non-core businesses;
•	future rates of growth or decline in the Company’s core businesses;
•	competitive pressures in all markets in which the Company operates;
•	the Company’s ability to access debt and the capital markets and the ability of its counterparties to perform their contractual obligations under the Company’s lending and insurance agreements;
•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2015 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2015 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1: Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2014 contains a detailed discussion of risk factors that could materially adversely affect the Company’s business, its operating results, or its financial condition. The risk factors described below are in addition to those risk factors.

The proposed spinoffs of the Company’s Publishing and Retail Services Company and Financial Services Company may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the intended results.

Unanticipated developments could delay, prevent or otherwise adversely affect the proposed spinoffs of the Publishing and Retail Services Company and the Financial Services Company, including possible problems or delays in obtaining favorable rulings from the Internal Revenue Service or tax opinions, disruptions in general market conditions, or other developments. In addition, consummation of the proposed transactions will require final approval from the Company’s Board of Directors. Therefore, the Company cannot assure that it will be able to complete the transactions on the terms or on the timeline that it announced, if at all.

The Company will incur significant expenses in connection with the transactions. In addition, completion of the proposed transactions will require significant amounts of management’s time and effort which may divert management’s attention from other aspects of the Company’s business operations.

Further, if the transactions are completed, they may not achieve the intended results.  The anticipated benefits of the separation are based on a number of assumptions, some of which may prove incorrect. Any such difficulties could adversely affect the Company’s business, results of operations or financial condition.

The terms of the spinoffs and the stand-alone capital structure of each entity have not been determined.

The terms of the proposed spinoffs and each entity’s stand-alone capital structure have not yet been determined. The Company’s preliminary plans are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Spinoff Transactions.” However, the final structure and terms of the transactions may not coincide with those set forth in this quarterly report.

Following the spinoffs, the price of the Company’s common stock may fluctuate significantly.

We cannot predict the prices at which the Company’s common stock may trade after the spinoffs, the effect of the spinoffs on the trading prices of the Company’s common stock or whether the market value of the Company’s common stock and the common stock of each of the new public companies held by a stockholder after the spinoffs will be, in the aggregate, less than, equal to or greater than the market value of the Company’s common stock held by such stockholder prior to the spinoffs.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	$—	—	$—
May 1, 2015 - May 31, 2015	3,779	18.98	—	$—
June 1, 2015 - June 30, 2015	—	—	—	$—
Total	3,779	$18.98	—
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

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*
10.3

Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.4

Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.5	2012 Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on July 30, 2013)*
10.6	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 25, 2009)*
10.7

Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.8

Amendment to Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.9

Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.10

Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.11

Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.12

Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.13

Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.14

Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.15

Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.16

Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.17

Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.18	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*
10.19	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*
10.20	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014)*
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

10.32	Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 25, 2015)
31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
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

Date: August 4, 2015