Form 10-Q
period 2015-09-30
RR Donnelley & Sons Co
filed 2015-11-05
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐    No  ☒

As of October 30, 2015, 208.7 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$257.3	$527.9
Receivables, less allowances for doubtful accounts of $44.8 in 2015 (2014 - $44.3)	2,059.0	2,033.8
Inventories (Note 3)	639.9	586.2
Prepaid expenses and other current assets	228.3	225.4
Total current assets	3,184.5	3,373.3
Property, plant and equipment-net (Note 4)	1,504.0	1,515.5
Goodwill (Note 5)	1,737.8	1,706.6
Other intangible assets-net (Note 5)	465.7	423.7
Deferred income taxes	179.5	234.1
Other noncurrent assets	399.1	386.1
Total assets	$7,470.6	$7,639.3
LIABILITIES
Accounts payable	$1,196.4	$1,296.6
Accrued liabilities	793.7	867.3
Short-term and current portion of long-term debt (Note 13)	460.2	203.4
Total current liabilities	2,450.3	2,367.3
Long-term debt (Note 13)	3,216.1	3,429.1
Pension liabilities	558.1	616.1
Other postretirement benefits plan liabilities	201.6	210.8
Other noncurrent liabilities	381.8	395.6
Total liabilities	6,807.9	7,018.9
Commitments and Contingencies (Note 12)
EQUITY (Note 8)
RR Donnelley shareholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 267.0 shares in 2015 (2014 - 259.0)	333.7	323.7
Additional paid-in-capital	3,161.0	3,041.5
Accumulated deficit	(637.4)	(559.1)
Accumulated other comprehensive loss	(804.6)	(773.6)
Treasury stock, at cost, 58.3 shares in 2015 (2014 - 59.2 shares)	(1,403.8)	(1,438.7)
Total RR Donnelley shareholders' equity	648.9	593.8
Noncontrolling interests	13.8	26.6
Total equity	662.7	620.4
Total liabilities and equity	$7,470.6	$7,639.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Products net sales	$2,359.0	$2,480.7	$6,883.8	$7,147.1
Services net sales	469.0	477.1	1,438.4	1,387.0
Total net sales	2,828.0	2,957.8	8,322.2	8,534.1

Products cost of sales (exclusive of depreciation and amortization)	1,844.8	1,942.1	5,386.5	5,570.8
Services cost of sales (exclusive of depreciation and amortization)	363.3	368.1	1,120.3	1,080.3
Total cost of sales	2,208.1	2,310.2	6,506.8	6,651.1

Products gross profit	514.2	538.6	1,497.3	1,576.3
Services gross profit	105.7	109.0	318.1	306.7
Total gross profit	619.9	647.6	1,815.4	1,883.0
Selling, general and administrative expenses (exclusive of depreciation and amortization)	328.4	334.4	972.4	990.2
Restructuring, impairment and other charges-net (Note 6)	52.9	19.9	104.9	87.9
Depreciation and amortization	115.3	119.6	341.5	357.0
Income from operations	123.3	173.7	396.6	447.9
Interest expense-net	69.0	71.2	207.2	213.0
Investment and other expense-net	3.0	2.0	43.2	8.9
Loss on debt extinguishment	—	—	—	77.1
Earnings before income taxes	51.3	100.5	146.2	148.9
Income tax expense	39.7	35.7	79.1	51.7
Net earnings	11.6	64.8	67.1	97.2
Less: (Loss) income attributable to noncontrolling interests	(2.7)	2.6	(13.0)	(0.7)
Net earnings attributable to RR Donnelley common shareholders	$14.3	$62.2	$80.1	$97.9

Net earnings per share attributable to RR Donnelley common shareholders (Note 9):
Basic net earnings per share	$0.07	$0.31	$0.39	$0.49
Diluted net earnings per share	$0.07	$0.31	$0.39	$0.49

Dividends declared per common share	$0.26	$0.26	$0.78	$0.78

Weighted average number of common shares outstanding:
Basic	209.2	200.3	204.3	197.9
Diluted	210.3	201.6	205.5	199.4

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$11.6	$64.8	$67.1	$97.2

Other comprehensive income (loss), net of tax (Note 10):
Translation adjustments	(37.5)	(15.0)	(42.5)	(15.3)
Adjustment for net periodic pension and postretirement benefits plan cost	2.2	1.0	10.4	3.3
Change in fair value of derivatives	0.1	—	0.1	0.1
Other comprehensive loss	(35.2)	(14.0)	(32.0)	(11.9)
Comprehensive (loss) income	(23.6)	50.8	35.1	85.3
Less: comprehensive (loss) income attributable to noncontrolling interests	(3.7)	2.6	(14.0)	(0.9)
Comprehensive (loss) income attributable to RR Donnelley common shareholders	$(19.9)	$48.2	$49.1	$86.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net earnings	$67.1	$97.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	29.4	10.1
Depreciation and amortization	341.5	357.0
Provision for doubtful accounts receivable	12.5	10.8
Share-based compensation	13.6	13.8
Deferred income taxes	(43.0)	(32.6)
Changes in uncertain tax positions	9.4	(2.5)
Loss on investments and other assets - net	13.1	0.8
Loss related to Venezuela currency remeasurement-net	30.3	18.0
Loss on debt extinguishment	—	77.1
Net pension and other postretirement benefits plan income	(33.2)	(35.5)
Gain on bargain purchase	—	(9.5)
Other	20.8	50.3
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(54.9)	(154.7)
Inventories	(29.1)	(74.3)
Prepaid expenses and other current assets	5.5	(35.4)
Accounts payable	(72.3)	(10.8)
Income taxes payable and receivable	18.8	14.0
Accrued liabilities and other	(105.5)	(6.1)
Pension and other postretirement benefits plan contributions	(19.8)	(33.8)
Net cash provided by operating activities	204.2	253.9
INVESTING ACTIVITIES
Capital expenditures	(152.8)	(164.5)
Acquisitions of businesses, net of cash acquired	(118.3)	(380.4)
Disposition of businesses	0.6	(3.4)
Proceeds from sales of investments and other assets	17.4	20.9
Transfers to restricted cash - net	—	(12.3)
Other investing activities	(7.9)	(1.1)
Net cash used in investing activities	(261.0)	(540.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	400.0
Net change in short-term debt	12.9	(0.4)
Payments of current maturities and long-term debt	(271.8)	(811.3)
Net proceeds from credit facility borrowings	225.0	130.0
Dividends paid	(158.4)	(151.1)
Other financing activities	3.5	(13.9)
Net cash used in financing activities	(188.8)	(446.7)
Effect of exchange rate on cash and cash equivalents	(25.0)	(25.6)
Net decrease in cash and cash equivalents	(270.6)	(759.2)
Cash and cash equivalents at beginning of year	527.9	1,028.4
Cash and cash equivalents at end of period	$257.3	$269.2

Supplemental non-cash disclosure:
Issuances of 17.0 million shares of RR Donnelley stock for acquisitions of businesses	$—	$319.0
Issuance of 8.0 million shares of RR Donnelley stock for acquisition of business	$154.2	$—

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

Upon separation, the historical results of the Financial Services Company and the Publishing and Retail Services Company will be presented as discontinued operations.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For the nine months ended September 30, 2015, the Company’s Condensed Consolidated Financial Statements included net sales of $109.0 million and a loss before income taxes of $23.9 million related to the Courier acquisition, including restructuring, impairment and other charges of $29.3 million and a charge of $9.9 million resulting from an inventory purchase accounting adjustment.

For the three and nine months ended September 30, 2015, the Company recorded $0.3 million and $14.1 million of acquisition-related expenses, respectively, associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The tax deductible goodwill related to acquisitions, primarily Courier, was $9.3 million.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

2015 Dispositions

On April 29, 2015, the Company sold its 50.1% interest in its Venezuelan operating entity. The proceeds were de minimis, and the sale resulted in a net loss of $14.7 million, which was recognized in net investment and other expense in the Consolidated Statement of Operations for the nine months ended September 30, 2015. The Company’s Venezuelan operations had net sales of $16.3 million and a loss before income taxes of $38.4 million, including the net loss as a result of the sale, for the nine months ended September 30, 2015 and net sales of $81.7 million and earnings before income taxes of $0.4 million for the nine months ended September 30, 2014. The operations of the Venezuela business were included in the International segment.

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

For the nine months ended September 30, 2014, the Company recorded $8.2 million of acquisition-related expenses associated with acquisitions completed or contemplated within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.  Acquisition-related expenses for the three months ended September 30, 2014 were de minimis.

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

2014 Dispositions

On August 15, 2014, the Company sold the assets and liabilities of Journalism Online, LLC (“Journalism Online”), a provider of online subscription management services, for net proceeds of $10.5 million, all of which was received as of June 30, 2015, resulting in a gain of $11.2 million during the year ended December 31, 2014. As a result of a final sale price adjustment in accordance with the agreement, a $0.2 million loss was recognized during the nine months ended September 30, 2015, resulting in a total net gain of $11.0 million. The gain and loss were included in net investment and other expense in the Consolidated Statement of Operations. The operations of the Journalism Online business were included in the Strategic Services segment.

On August 11, 2014, the Company’s subsidiary, RR Donnelley Argentina S.A. (“RRDA”), filed for bankruptcy liquidation in bankruptcy court in Argentina. The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed. As a result of the bankruptcy liquidation, the Company recorded a loss of $16.4 million in net investment and other expense for the year ended December 31, 2014. Effective as of the court’s approval, the operating results of RRDA are no longer included in the Company’s consolidated results of operations. RRDA had net sales of $22.1 million and a loss before income taxes of $3.4 million for the nine months ended September 30, 2014.  The operations of RRDA were included in the International segment.

On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Services Inc. (“GRES”), its commercial and residential real estate advisory services business, for net proceeds of $1.8 million and a loss of $0.8 million, which was recognized in net investment and other expense in the Consolidated Statements of Operations for the year ended December 31, 2014. The operations of the GRES business were included in the International segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2015 and 2014 presents the combined results of operations of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$2,828.0	$3,040.6	$8,445.5	$8,897.9
Net earnings attributable to RR Donnelley common shareholders	22.5	70.5	118.0	107.0
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.11	$0.34	$0.56	$0.51
Diluted	$0.11	$0.34	$0.56	$0.51

The following table outlines unaudited pro forma financial information for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization of purchased intangibles	$20.4	$22.0	$63.0	$67.8
Restructuring, impairment and other charges	48.4	16.9	76.7	86.1

Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation and amortization of purchased assets, pre-tax	$2.0	$(2.5)	$2.4	$0.2
Acquisition-related expenses, pre-tax	0.2	(0.1)	18.8	14.8
Restructuring, impairment and other charges, pre-tax	4.5	3.0	28.6	5.6
Inventory fair value adjustment, pre-tax	6.7	(0.1)	9.9	3.5
Other pro forma adjustments, pre-tax	—	1.7	1.2	(2.8)
Income taxes	(4.8)	(1.2)	(15.0)	(1.1)

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
Raw materials and manufacturing supplies	$268.4	$261.7
Work in process	193.4	157.5
Finished goods	271.9	260.6
LIFO reserve	(93.8)	(93.6)
Total	$639.9	$586.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
Land	$114.3	$112.1
Buildings	1,226.1	1,214.8
Machinery and equipment	6,167.2	6,142.8
	7,507.6	7,469.7
Less: Accumulated depreciation	(6,003.6)	(5,954.2)
Total	$1,504.0	$1,515.5

During the three and nine months ended September 30, 2015, depreciation expense was $84.3 million and $249.7 million, respectively. During the three and nine months ended September 30, 2014 depreciation expense was $88.5 million and $267.8 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $4.0 million and $7.2 million at September 30, 2015 and December 31, 2014, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2015 were as follows:

	Publishing and Retail	Variable	Strategic
	Services	Print	Services	International	Total
Net book value as of December 31, 2014
Goodwill	$688.0	$1,914.1	$987.5	$1,213.9	$4,803.5
Accumulated impairment losses	(688.0)	(1,105.2)	(222.4)	(1,081.3)	(3,096.9)
Total	—	808.9	765.1	132.6	1,706.6
Acquisitions	51.2	—	1.8	5.3	58.3
Foreign exchange and other adjustments	—	(2.1)	(0.6)	(6.4)	(9.1)
Impairment charges	—	—	—	(18.0)	(18.0)
Net book value as of September 30, 2015
Goodwill	739.2	1,912.0	986.4	1,146.7	4,784.3
Accumulated impairment losses	(688.0)	(1,105.2)	(220.1)	(1,033.2)	(3,046.5)
Total	$51.2	$806.8	$766.3	$113.5	$1,737.8

During the third quarter of 2015, the Company recorded non-cash charges of $18.0 million to reflect the impairment of goodwill in the International segment. See Note 6, Restructuring, Impairment and Other Charges, for further discussion regarding this impairment charge.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$946.8	$(543.7)	$403.1	$865.6	$(498.0)	$367.6
Patents	98.3	(98.3)	—	98.3	(98.3)	—
Trademarks, licenses and agreements	31.5	(30.4)	1.1	31.5	(29.7)	1.8
Trade names	47.6	(18.2)	29.4	43.1	(15.6)	27.5
Total amortizable other intangible assets	1,124.2	(690.6)	433.6	1,038.5	(641.6)	396.9
Indefinite-lived trade names	32.1	—	32.1	26.8	—	26.8
Total other intangible assets	$1,156.3	$(690.6)	$465.7	$1,065.3	$(641.6)	$423.7

During the third quarter of 2015, the Company recorded non-cash impairment charges of $2.3 million, substantially all related to the impairment of acquired customer relationship intangible assets and trade names in the Latin America reporting unit within the International segment. See Note 6, Restructuring, Impairment and Other Charges, for further discussion regarding this impairment charge.

The Company recorded additions to other intangible assets of $106.5 million for acquisitions during the nine months ended September 30, 2015, the components of which were as follows:

	September 30, 2015
	Amount	Weighted Average Amortization Period
Customer relationships	$96.3	11.9
Trade names (indefinite-lived)	5.5	n/a
Trade names (amortizable)	4.6	3.0
Non-compete agreement	0.1	5.0
Total additions	$106.5

Amortization expense for other intangible assets was $20.4 million and $19.9 million for the three months ended September 30, 2015 and 2014, respectively, and $58.6 million and $58.7 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of September 30, 2015:

For the year ending December 31,	Amount
2015	$78.7
2016	65.3
2017	59.4
2018	53.3
2019	49.2
2020 and thereafter	186.3
Total	$492.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended September 30, 2015 and 2014, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2015	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$2.1	$1.0	$3.1	$2.0	$0.7	$5.8
Variable Print	0.5	2.1	2.6	(0.1)	0.4	2.9
Strategic Services	1.9	0.5	2.4	0.9	0.2	3.5
International	13.1	0.8	13.9	25.4	—	39.3
Corporate	1.2	0.2	1.4	—	—	1.4
Total	$18.8	$4.6	$23.4	$28.2	$1.3	$52.9

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2014	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$(0.2)	$1.8	$1.6	$(1.2)	$7.4	$7.8
Variable Print	1.6	2.8	4.4	1.7	2.2	8.3
Strategic Services	0.9	0.2	1.1	—	0.1	1.2
International	1.9	0.2	2.1	(0.2)	—	1.9
Corporate	0.6	0.1	0.7	—	—	0.7
Total	$4.8	$5.1	$9.9	$0.3	$9.7	$19.9

For the nine months ended September 30, 2015 and 2014, the Company recorded the following net restructuring, impairment and other charges:

Nine Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2015	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$5.3	$2.5	$7.8	$1.5	$18.5	$27.8
Variable Print	3.6	5.4	9.0	1.6	1.3	11.9
Strategic Services	5.7	1.6	7.3	0.9	3.3	11.5
International	22.3	2.5	24.8	25.0	—	49.8
Corporate	2.9	1.0	3.9	—	—	3.9
Total	$39.8	$13.0	$52.8	$29.0	$23.1	$104.9

Nine Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2014	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$0.2	$5.6	$5.8	$2.4	$23.7	$31.9
Variable Print	15.7	6.2	21.9	6.9	6.3	35.1
Strategic Services	3.3	1.7	5.0	—	4.0	9.0
International	5.9	0.8	6.7	0.8	—	7.5
Corporate	2.7	1.7	4.4	—	—	4.4
Total	$27.8	$16.0	$43.8	$10.1	$34.0	$87.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and Impairment Charges

For the three and nine months ended September 30, 2015, the Company recorded net restructuring charges of $18.8 million and $39.8 million, respectively, for employee termination costs for 1,829 employees, of whom 1,364 were terminated as of September 30, 2015. These charges primarily related to the announcement of one facility closure and the closure of another facility, both in the International segment, one facility closure in the Variable Print segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $4.6 million and $13.0 million, respectively, for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, the Company also recorded $7.9 million and $8.7 million, respectively, of net impairment charges primarily related to buildings and machinery and equipment associated with facility closures. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

As the result of the Company’s interim goodwill impairment review, the Company recorded non-cash charges of $13.7 million and $4.3 million for the three and nine months ended September 30, 2015 to recognize the impairment of goodwill in the Europe and Latin America reporting units, respectively, both of which are within the International segment. The goodwill impairment charge in the Europe reporting unit was due to the announced reorganization of certain operations which resulted in a reduction in the estimated fair value of the reporting unit based on lower expectations of future revenue, profitability and cash flows as compared to the expectations as of the October 31, 2014 annual goodwill impairment test. As of September 30, 2015, the Europe and Latin America reporting units had no remaining goodwill. The goodwill impairment charges were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions in valuing the significant tangible and intangible assets. Additionally, for the three and nine months ended September 30, 2015, the Company recorded $2.3 million for the impairment of intangible assets, substantially all of which related to the impairment of acquired customer relationship intangible assets and trade names in the Latin America reporting unit within the International segment.

For the three and nine months ended September 30, 2014, the Company recorded net restructuring charges of $4.8 million and $27.8 million, respectively, for employee termination costs for 546 employees, substantially all of whom were terminated as of September 30, 2015. These charges primarily related to the integration of Consolidated Graphics, including the closure of seven Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures of $5.1 million and $16.0 million, respectively, for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2014, the Company also recorded $0.3 million and $10.1 million, respectively, of impairment charges primarily related to buildings, machinery and equipment and trade names associated with facility closures. The impairment charges are net of gains related to the sale of previously impaired other long-lived assets. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Other Charges

For the three and nine months ended September 30, 2015, the Company recorded other charges of $1.3 million and $23.1 million, respectively, including integration charges of $19.1 million for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition.

For the three and nine months ended September 30, 2014, the Company recorded other charges of $9.7 million and $34.0 million, respectively, for multi-employer pension plan withdrawal obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $10.8 million and $83.7 million, respectively, as of September 30, 2015.

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

As a result of the acquisition of Courier, the Company participates in two multi-employer pension plans, one of which the Company's contributions are approximately 70% of the total plan contributions.  Both plans are estimated to be underfunded and have a Pension Protection Act zone status of critical (“red”). Red status identifies plans that are less than 65% funded.

Restructuring Reserve

The restructuring reserve as of December 31, 2014 and September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	September 30,
	2014	Charges	Other	Paid	2015
Employee terminations	$13.0	$39.8	$(1.3)	$(27.4)	$24.1
Multi-employer pension withdrawal obligations	34.6	1.4	1.4	(3.8)	33.6
Lease terminations and other	15.1	11.6	(0.1)	(15.8)	10.8
Total	$62.7	$52.8	$0.0	$(47.0)	$68.5

The current portion of restructuring reserves of $33.1 million at September 30, 2015 was included in accrued liabilities, while the long-term portion of $35.4 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at September 30, 2015.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September 2016.

Payments on the Company’s multi-employer pension plan withdrawal obligations are scheduled to be substantially completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multi-employer pension plan withdrawals.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Pension (income) expense
Service cost	$0.5	$0.5	$1.6	$1.6
Interest cost	44.5	49.7	133.9	146.3
Expected return on plan assets	(61.4)	(65.9)	(184.7)	(195.1)
Amortization, net	10.1	7.8	30.5	24.1
Net pension income	$(6.3)	$(7.9)	$(18.7)	$(23.1)
Other postretirement benefits plan (income) expense
Service cost	$1.1	$1.1	$3.5	$3.4
Interest cost	4.0	4.2	12.0	12.6
Expected return on plan assets	(3.3)	(2.9)	(9.8)	(9.1)
Amortization, net	(6.7)	(6.4)	(20.2)	(19.3)
Net other postretirement benefits plan income	$(4.9)	$(4.0)	$(14.5)	$(12.4)

8. Equity

The Company’s equity as of December 31, 2014 and September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interests	Total Equity
Balance at December 31, 2014	$593.8	$26.6	$620.4
Net earnings (loss)	80.1	(13.0)	67.1
Other comprehensive loss	(31.0)	(1.0)	(32.0)
Share-based compensation	13.6	—	13.6
Issuance of common stock	154.2	—	154.2
Issuance of share-based awards, net of withholdings and other	(3.4)	—	(3.4)
Cash dividends paid	(158.4)	—	(158.4)
Noncontrolling interests in acquired business	—	4.6	4.6
Noncontrolling interests in disposed businesses	—	(2.4)	(2.4)
Distributions to noncontrolling interests	—	(1.0)	(1.0)
Balance at September 30, 2015	$648.9	$13.8	$662.7

During the three months ended June 30, 2015, the Company issued stock in conjunction with the Courier acquisition with a closing date value of $154.2 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company’s equity as of December 31, 2013 and September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interests	Total Equity
Balance at December 31, 2013	$631.8	$21.9	$653.7
Net earnings (loss)	97.9	(0.7)	97.2
Other comprehensive loss	(11.7)	(0.2)	(11.9)
Share-based compensation	13.8	—	13.8
Issuances of common stock	300.7	—	300.7
Issuances of treasury stock	18.3	—	18.3
Issuance of share-based awards, net of withholdings and other	(4.3)	—	(4.3)
Cash dividends paid	(151.1)	—	(151.1)
Noncontrolling interests in acquired business	—	2.7	2.7
Distributions to noncontrolling interests	—	(0.7)	(0.7)
Balance at September 30, 2014	$895.4	$23.0	$918.4

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

During the nine months ended September 30, 2015 and 2014, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards. During the three months ended June 30, 2015, the Company issued 8.0 million shares of stock in conjunction with the Courier acquisition. During the three months ended March 31, 2014, the Company issued stock in conjunction with the Consolidated Graphics and Esselte acquisitions of 16.0 million and 1.0 million shares, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.07	$0.31	$0.39	$0.49
Diluted	$0.07	$0.31	$0.39	$0.49
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$14.3	$62.2	$80.1	$97.9
Denominator:
Weighted average number of common shares outstanding	209.2	200.3	204.3	197.9
Dilutive options and awards	1.1	1.3	1.2	1.5
Diluted weighted average number of common shares outstanding	210.3	201.6	205.5	199.4
Weighted average number of anti-dilutive share-based awards:
Stock options	2.0	3.4	2.0	3.4
Performance share units	1.2	1.0	1.1	1.0
Restricted stock units	—	1.2	—	1.2
Total	3.2	5.6	3.1	5.6

10. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(37.5)	$—	$(37.5)	$(42.5)	$—	$(42.5)
Adjustment for net periodic pension and other postretirement benefits plan cost	3.4	1.2	2.2	16.1	5.7	10.4
Change in fair value of derivatives	—	(0.1)	0.1	0.1	—	0.1
Other comprehensive (loss) income	$(34.1)	$1.1	$(35.2)	$(26.3)	$5.7	$(32.0)

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(15.0)	$—	$(15.0)	$(15.3)	$—	$(15.3)
Adjustment for net periodic pension and other postretirement benefits plan cost	1.4	0.4	1.0	4.8	1.5	3.3
Change in fair value of derivatives	—	—	—	0.2	0.1	0.1
Other comprehensive (loss) income	$(13.6)	$0.4	$(14.0)	$(10.3)	$1.6	$(11.9)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2014 and September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2014	$(0.1)	$(762.3)	$(11.2)	$(773.6)
Other comprehensive loss before reclassifications	—	—	(54.6)	(54.6)
Amounts reclassified from accumulated other comprehensive loss	0.1	6.6	—	6.7
Amounts reclassified due to disposition of an operating entity	—	3.8	13.1	16.9
Net change in accumulated other comprehensive loss	0.1	10.4	(41.5)	(31.0)
Balance at September 30, 2015	$—	$(751.9)	$(52.7)	$(804.6)

Accumulated other comprehensive income (loss) by component as of December 31, 2013 and September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2013	$(0.2)	$(521.4)	$33.5	$(488.1)
Other comprehensive loss before reclassifications	—	—	(15.1)	(15.1)
Amounts reclassified from accumulated other comprehensive loss	0.1	3.3	—	3.4
Net change in accumulated other comprehensive loss	0.1	3.3	(15.1)	(11.7)
Balance at September 30, 2014	$(0.1)	$(518.1)	$18.4	$(499.8)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Classification in the Condensed Consolidated Statements of
	2015	2014	2015	2014	Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$10.1	$7.8	$30.5	$24.1	(a)
Net prior service credit	(6.7)	(6.4)	(20.2)	(19.3)	(a)
Reclassifications before tax	3.4	1.4	10.3	4.8
Income tax expense	1.2	0.4	3.7	1.5
Reclassifications, net of tax	$2.2	$1.0	$6.6	$3.3

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

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2015
Publishing and Retail Services	$694.8	$(9.9)	$684.9	$33.4	$40.1	$5.9
Variable Print	949.4	(13.5)	935.9	58.0	38.0	18.7
Strategic Services	685.6	(50.0)	635.6	51.5	15.8	4.8
International	599.0	(27.4)	571.6	(8.4)	20.5	16.7
Total operating segments	2,928.8	(100.8)	2,828.0	134.5	114.4	46.1
Corporate	—	—	—	(11.2)	0.9	5.6
Total operations	$2,928.8	$(100.8)	$2,828.0	$123.3	$115.3	$51.7

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2014
Publishing and Retail Services	$685.3	$(4.3)	$681.0	$34.1	$35.8	$9.8
Variable Print	1,003.8	(15.7)	988.1	68.8	40.8	15.2
Strategic Services	665.1	(34.4)	630.7	56.5	16.1	10.5
International	684.3	(26.3)	658.0	24.7	25.2	19.9
Total operating segments	3,038.5	(80.7)	2,957.8	184.1	117.9	55.4
Corporate	—	—	—	(10.4)	1.7	2.8
Total operations	$3,038.5	$(80.7)	$2,957.8	$173.7	$119.6	$58.2

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2015
Publishing and Retail Services	$1,861.3	$(20.9)	$1,840.4	$47.8	$1,434.1	$109.1	$27.9
Variable Print	2,837.6	(41.6)	2,796.0	183.6	2,542.3	115.5	43.1
Strategic Services	2,119.1	(118.6)	2,000.5	189.3	1,420.4	50.4	33.0
International	1,768.5	(83.2)	1,685.3	25.9	1,655.3	63.7	36.7
Total operating segments	8,586.5	(264.3)	8,322.2	446.6	7,052.1	338.7	140.7
Corporate	—	—	—	(50.0)	418.5	2.8	12.1
Total operations	$8,586.5	$(264.3)	$8,322.2	$396.6	$7,470.6	$341.5	$152.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2014
Publishing and Retail Services	$1,958.3	$(8.7)	$1,949.6	$71.8	$1,337.4	$110.7	$32.0
Variable Print	2,784.8	(47.2)	2,737.6	158.2	2,719.6	117.4	44.3
Strategic Services	2,035.0	(97.1)	1,937.9	193.0	1,403.4	48.5	28.4
International	1,979.8	(70.8)	1,909.0	79.6	1,939.7	75.0	50.3
Total operating segments	8,757.9	(223.8)	8,534.1	502.6	7,400.1	351.6	155.0
Corporate	—	—	—	(54.7)	166.8	5.4	9.5
Total operations	$8,757.9	$(223.8)	$8,534.1	$447.9	$7,566.9	$357.0	$164.5

Restructuring, impairment and other charges by segment for the three and nine months ended September 30, 2015 and 2014 are described in Note 6, Restructuring, Impairment and Other Charges.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

13. Debt

The Company’s debt at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Borrowings under the Credit Agreement	$225.0	$—
5.50% senior notes due May 15, 2015	—	200.0
8.60% senior notes due August 15, 2016	219.4	219.1
6.125% senior notes due January 15, 2017	251.2	251.0
7.25% senior notes due May 15, 2018	250.0	250.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	238.9	238.9
7.625% senior notes due June 15, 2020	350.0	350.0
7.875% senior notes due March 15, 2021	448.5	448.3
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	400.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	400.0
6.625% debentures due April 15, 2029	199.5	199.5
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	21.7	3.6
Total debt	3,676.3	3,632.5
Less: current portion	(460.2)	(203.4)
Long-term debt	$3,216.1	$3,429.1

(a)

As of September 30, 2015 and December 31, 2014, the interest rate on the 11.25% senior notes due February 1, 2019 was 12.75% as a result of downgrades in the ratings of the notes by the rating agencies.

(b)	Includes fair value adjustments to the 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges, miscellaneous debt obligations and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $3.2 million and $259.5 million at September 30, 2015 and December 31, 2014, respectively.

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

The weighted average interest rate on borrowings under the Credit Agreement was 2.0% during the nine months ended September 30, 2015 and 2014.

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

Interest income was $1.3 million and $4.2 million for the three and nine months ended September 30, 2015, respectively, and $1.9 million and $6.6 million for the three and nine months ended September 30, 2014, respectively.

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

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized currently in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at September 30, 2015 and December 31, 2014 was $357.6 million and $377.2 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating-rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $400.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which were attributable to changes in the benchmark interest rate.  During the nine months ended September 30, 2014, the Company repurchased $211.1 million of the 8.25% senior notes due March 15, 2019, and related interest rate swaps with a notional amount of $210.0 million were terminated, resulting in payments of $4.2 million for the fair value of the interest rate swaps.  As a result of the termination, the remaining notional value of the interest rate swap agreements as of September 30, 2015 was $190.0 million. The interest rate swaps were designated as fair value hedges against changes in the value of $238.9 million of the Company’s 8.25% senior notes due March 15, 2019.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $600.0 million of its fixed-rate senior notes to a floating-rate LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $600.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 1, 2014, which were attributable to changes in the benchmark interest rate. During March 2012, the Company repurchased $341.8 million of the 4.95% senior notes due April 1, 2014, and related interest rate swaps with a notional value of $342.0 million were terminated, resulting in proceeds of $11.0 million for the fair value of the interest rate swaps. In conjunction with the 4.95% senior notes’ maturity in April 2014, the remaining interest rate swap agreements matured.

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

At September 30, 2015 and December 31, 2014, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	September 30, 2015	December 31, 2014
Derivatives not designated as hedges
Prepaid expenses and other current assets	$28.2	$7.0
Accrued liabilities	1.1	0.5
Derivatives designated as fair value hedges
Other noncurrent assets	$2.4	$—
Other noncurrent liabilities	—	1.2

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 were as follows:

		Three Months Ended		Nine Months Ended
	Classification of (Gain) Loss Recognized in the	September 30,		September 30,
	Condensed Consolidated Statements of Operations	2015	2014	2015	2014
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$1.3	$(19.8)	$(22.2)	$(21.3)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items attributable to changes in the hedged benchmark interest rate and the offsetting (gain) loss on the related interest rate swaps for the three and nine months ended September 30, 2015 and 2014 were as follows:

		Three Months Ended		Nine Months Ended
	Classification of (Gain) Loss Recognized in the	September 30,		September 30,
	Condensed Consolidated Statements of Operations	2015	2014	2015	2014
Fair Value Hedges
Interest rate swaps	Investment and other expense-net	$(2.2)	$1.3	$(3.6)	$(0.4)
Hedged items	Investment and other expense-net	2.4	(1.5)	3.4	(0.4)
Total (gain) loss recognized as ineffectiveness in the Condensed Consolidated Statements of Operations	Investment and other expense-net	$0.2	$(0.2)	$(0.2)	$(0.8)

The Company also recognized a net reduction to interest expense of $0.5 million and $1.6 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million and $3.3 million for the three and nine months ended September 30, 2014, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

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

During the first quarter of 2014, the Venezuelan government expanded the operation of the Supplementary System for the Administration of Foreign Currency (“SICAD 1”) currency exchange mechanism for use with certain transactions. In addition, the Venezuelan government also began operating the SICAD 2 exchange which the government indicated was available to all entities for all transactions.  The Venezuelan government indicated that the official rate of 6.3 Bolivars per U.S. Dollar would be reserved only for settlement of U.S. Dollar denominated purchases of “essential goods and services.” As of September 30, 2014, the SICAD 1 and SICAD 2 exchange rates were 11.7 and 50.0 Bolivars per U.S. Dollar, respectively. Beginning March 31, 2014, certain assets of the Company’s Venezuelan subsidiaries were remeasured at the SICAD 2 rate as the Company believed those assets would ultimately be utilized to settle U.S. Dollar denominated liabilities using SICAD 2.  Remaining net monetary assets were remeasured at the SICAD 1 rate, as the Company believed SICAD 1 would be applicable for future transactions, and dividend remittances, if any, from the Company’s Venezuelan subsidiaries.  During the three months ended June 30, 2014, certain transactions pending approval at the official rate of 6.3 Bolivars per U.S. Dollar were approved, resulting in foreign exchange gains.  As a result of the remeasurement at the SICAD 1 and SICAD 2 rates and foreign exchange gains resulting from certain transactions approved at the official rate during the nine months ended September 30, 2014, a net pre-tax loss of $18.0 million ($14.0 million after-tax) was recognized in net investment and other expense, of which $6.0 million was included in loss attributable to noncontrolling interests.

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

As a result of the remeasurement at the SIMADI rate and the related impact of the devaluation, during the nine months ended September 30, 2015, a pre-tax loss of $30.3 million ($27.5 million after-tax) was recognized in net investment and other expense, of which $10.5 million was included in loss attributable to noncontrolling interests.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

16. New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt.  ASU 2015-03 requires retrospective application and represents a change in accounting principle. In August 2015, the FASB issued Accounting Standards Update No. 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 become effective on January 1, 2016 and early adoption of the standards is permitted. The Company plans to adopt the standards in the fourth quarter of 2015. Based on the balances as of September 30, 2015, the adoption will require the Company to reclassify $26.8 million of unamortized debt issuance costs from "Other noncurrent assets" to "Long-term debt."

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018. Early adoption of ASU 2014-09 is permitted in the first quarter of 2017, however the Company plans to adopt the standard in the first quarter of 2018. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is evaluating the impact of the provisions of ASU 2014-09 and currently anticipates applying the modified retrospective approach when adopting the standard.

The following recently issued standards are not expected to have a material impact on the Company’s Consolidated Financial Statements:

•	Accounting Standards Update No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”
•

Accounting Standards Update No. 2015-12 “Plan Accounting (Topics 960, 962, and 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient”

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

Proposed Spinoff Transactions

On August 4, 2015, the Company announced that its Board of Directors intends to create three independent public companies: (i) a financial communications services company with estimated 2014 net sales of approximately $1 billion (the “Financial Services Company”), (ii) a publishing and retail-centric print services company with estimated 2014 net sales of approximately $3.6 billion (the “Publishing and Retail Services Company”), and (iii) a multichannel communications management company with estimated 2014 net sales of approximately $7 billion (the “Multichannel Communications Management Company”). The Financial Services Company is expected to consist of the Company’s current financial reporting unit of the Company’s Strategic Services segment.  The Publishing and Retail Services Company is expected to consist of the Company’s current Publishing and Retail Services segment as well as the office products reporting unit from the Company’s Variable Print segment, the Europe reporting unit of the Company’s International segment and certain Mexican operations currently within the Latin America reporting unit of the Company’s International segment.  The Multichannel Communications Management Company is expected to consist of the current Variable Print segment except for the office products reporting unit that will become part of the Publishing and Retail Services Company, the logistics, sourcing, and digital and creative solutions reporting units within the current Strategic Services segment, and the current International segment except for the Europe reporting unit and certain Mexican operations that will become part of the Publishing and Retail Services Company. The transaction is expected to take the form of a tax-free distribution to RR Donnelley shareholders of shares of stock in two new, independent, publicly traded companies, the Financial Services Company and the Publishing and Retail Services Company.

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

Upon separation, the historical results of the Financial Services Company and the Publishing and Retail Services Company will be presented as discontinued operations.

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

On August 15, 2014, the Company sold the assets and liabilities of Journalism Online, LLC (“Journalism Online”), a provider of online subscription management services. On August 11, 2014, the Company’s subsidiary, RR Donnelley Argentina S.A. (“RRDA”), filed for bankruptcy liquidation in bankruptcy court in Argentina. On February 7, 2014, the Company sold the assets and liabilities of Office Tiger Global Real Estate Services Inc. (“GRES”), its commercial and residential real estate advisory services business.

For further information on the above acquisitions and dispositions, see Note 2, Acquisitions and Dispositions, to the Condensed Consolidated Financial Statements.

Executive Overview

Third Quarter Overview

Net sales decreased by $129.8 million, or 4.4%, for the third quarter of 2015 compared to the same period in the prior year. On a proforma basis, the Company’s net sales decreased by approximately $212.6 million, or 7.0%, (see Note 2, Acquisitions and Dispositions, to the Condensed Consolidated Financial Statements).  There was a $66.2 million, or 2.3%, decrease due to foreign exchange rates. In addition to the impact of foreign exchange rates, the net sales decrease was due to volume declines in the Variable Print segment, volume declines and decreases in pass-through paper sales in the Publishing and Retail Services segment and a $25.7 million, or 0.9% decrease, due to the sale of the Company’s Venezuelan operating entity.  The decreases were partially offset by the acquisition of Courier and increases in volume in the Strategic Services segment.

Net cash provided by operating activities for the nine months ended September 30, 2015 was $204.2 million as compared to $253.9 million for the nine months ended September 30, 2014. The decrease in net cash provided by operating activities reflected the timing of customer and supplier payments and higher payments for taxes and incentive compensation costs, partially offset by lower pension and other postretirement benefit plan contributions.

The Company continues to take actions across all platforms to reduce its cost structure and enhance productivity. During the nine months ended September 30, 2015, the Company realized cost savings from restructuring activities, including the reorganization of administrative and support functions across all segments as well as continuing facility consolidations and reorganizations across platforms. Additionally, cost savings were realized as a result of synergies from the acquisitions of Consolidated Graphics, Esselte and Courier and lower incentive compensation expense.

Financial Performance: Three Months Ended September 30, 2015

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended September 30, 2015, from the three months ended September 30, 2014, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the three months ended September 30, 2014	$173.7	5.9%	$62.2	$0.31
2015 restructuring, impairment and other charges - net	(52.9)	(1.9%)	(41.0)	(0.20)
2014 restructuring, impairment and other charges - net	19.9	0.7%	9.8	0.05
Purchase accounting inventory adjustment	(6.7)	(0.2%)	(4.3)	(0.02)
Spinoff-related transaction expenses	(6.7)	(0.2%)	(4.4)	(0.02)
Acquisition-related expenses	(0.3)	(0.0%)	(0.2)	(0.00)
Loss on bankruptcy of subsidiary	—	—	14.2	0.07
Net gain on disposals of businesses	—	—	(6.8)	(0.03)
Net loss on investments	—	—	(4.7)	(0.02)
Gain-net on bargain purchase	—	—	1.0	0.00
Venezuela currency remeasurement	—	—	0.4	0.00
Income tax adjustment	—	—	(9.0)	(0.04)
Operations	(3.7)	0.1%	(2.9)	(0.03)
For the three months ended September 30, 2015	$123.3	4.4%	$14.3	$0.07

2015 restructuring, impairment and other charges - net: included pre-tax charges of $18.8 million for employee termination costs;  $18.0 million for the impairment of goodwill in the Europe and Latin America reporting units, respectively, within the International segment; $7.9 million for net impairment charges of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures; $4.6 million of lease termination and other restructuring costs; $2.3 million for the impairment of intangibles in the Latin America reporting unit within the International segment; and $1.3 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures.

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

Purchase accounting inventory adjustment: included pre-tax charges of $6.7 million ($4.3 million after-tax) as a result of an inventory purchase accounting adjustment for Courier for the three months ended September 30, 2015.

Spinoff-related transaction expenses: included pre-tax charges of $6.7 million ($4.4 million after-tax) related to consulting, tax advice, legal and other expenses for the three months ended September 30, 2015 associated with the proposed spinoff transactions.

Acquisition-related expenses: included pre-tax charges of $0.3 million ($0.2 million after-tax) related to legal, accounting and other expenses for the three months ended September 30, 2015 associated with completed or contemplated acquisitions.

Loss on bankruptcy of subsidiary: included a pre-tax loss of $16.4 million ($14.2 million after-tax) for the three months ended September 30, 2014 as a result of the bankruptcy liquidation of RRDA, a subsidiary of RR Donnelley.

Net gain on disposals of businesses: net pre-tax gain of $11.1 million ($6.8 million after-tax) on the sale of Journalism Online and GRES for the three months ended September 30, 2014.

Net loss on investments: included a pre-tax loss of $2.8 million ($2.8 million after-tax) for the three months ended September 30, 2015 resulting from the impairment of the Company’s investment in the Brazilian operations of Courier. The three months ended September 30, 2014 included a pre-tax gain of $3.0 million ($1.9 million after-tax) resulting from the sale of the Company’s shares of a previously impaired equity investment.

Gain-net on bargain purchase adjustment: acquisition of Esselte resulted in a pre-tax reduction of $1.0 million ($1.0 million after-tax) in the previously recorded gain for the three months ended September 30, 2014 as a result of finalizing the purchase price allocation.

Venezuela currency remeasurement: currency remeasurement in Venezuela resulted in a net pre-tax gain of $0.6 million ($0.0 million after-tax), of which $0.4 million was included in loss attributable to noncontrolling interests for the three months ended September 30, 2014.

Income tax adjustment: tax expense of $9.0 million was recorded due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment for the three months ended September 30, 2015.

Operations: reflected volume declines in the Variable Print and Publishing and Retail Services segments and price pressures, partially offset by cost control initiatives, an increase in volume due to the acquisition of Courier and lower incentive compensation and workers’ compensation expense.  See further details in the review of operating results by segment that follows below.

Financial Performance: Nine Months Ended September 30, 2015

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the nine months ended September 30, 2015, from the nine months ended September 30, 2014, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the nine months ended September 30, 2014	$447.9	5.2%	$97.9	$0.49
2015 restructuring, impairment and other charges - net	(104.9)	(1.3%)	(65.3)	(0.32)
2014 restructuring, impairment and other charges - net	87.9	1.0%	55.1	0.28
Spinoff-related transaction expenses	(6.7)	(0.1%)	(4.4)	(0.02)
Acquisition-related expenses	(5.9)	(0.1%)	(6.7)	(0.04)
Purchase accounting inventory adjustments	4.4	0.1%	2.7	0.02
Loss on debt extinguishment	—	—	49.8	0.25
Net loss on disposals of businesses	—	—	(22.1)	(0.11)
Loss on bankruptcy of subsidiary	—	—	14.2	0.07
Gain on bargain purchase	—	—	(9.5)	(0.05)
Venezuela currency remeasurement	—	—	(9.0)	(0.04)
Net loss on investments	—	—	(2.1)	(0.01)
Income tax adjustment	—	—	(9.0)	(0.04)
Operations	(26.1)	0.0%	(11.5)	(0.09)
For the nine months ended September 30, 2015	$396.6	4.8%	$80.1	$0.39

2015 restructuring, impairment and other charges - net: included pre-tax charges of $39.8 million for employee termination costs; $23.1 million of other charges, primarily for integration charges related to the Courier acquisition; $18.0 million for the impairment of goodwill in the Europe and Latin America reporting units, respectively, within the International segment; $13.0 million of lease termination and other restructuring costs; $8.7 million for net impairment charges of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures; and $2.3 million for the impairment of intangibles in the Latin America reporting unit within the International segment.

2014 restructuring, impairment and other charges - net: included pre-tax charges of $34.0 million related to the decision to withdraw from multi-employer pension plans serving facilities that are currently operating; $27.8 million for employee termination costs; and $16.0 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; and $10.1 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

Spinoff-related transaction expenses: included pre-tax charges of $6.7 million ($4.4 million after-tax) related to consulting, tax advice, legal and other expenses for the nine months ended September 30, 2015 associated with the proposed spinoff transactions.

Acquisition-related expenses: included pre-tax charges of $14.1 million ($13.4 million after-tax) related to legal, accounting and other expenses for the nine months ended September 30, 2015 associated with completed or contemplated acquisitions. For the nine months ended September 30, 2014, these pre-tax charges were $8.2 million ($6.7 million after-tax) for acquisitions completed or contemplated.

Purchase accounting inventory adjustments: included pre-tax charges of $9.9 million ($6.4 million after-tax) for the nine months ended September 30, 2015 as a result of inventory purchase accounting adjustments for Courier. For the nine months ended September 30, 2014, these pre-tax charges were $14.3 million ($9.1 million after-tax) as a result of inventory purchase accounting adjustments for Consolidated Graphics and Esselte.

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

Net loss on disposals of businesses: included a pre-tax loss of $15.7 million ($15.7 million after-tax) for the nine months ended September 30, 2015, primarily related to the disposal of the Venezuelan operating entity in the International segment. For the nine months ended September 30, 2014, these pre-tax charges included a gain on the sale of Journalism Online of $11.2 million ($6.9 million after-tax) offset by a loss on the disposal of GRES in the International segment of $0.8 million ($0.5 million after-tax).

Loss on bankruptcy of subsidiary: included a pre-tax loss of $16.4 million ($14.2 million after-tax) for the nine months ended September 30, 2014 as a result of the bankruptcy liquidation of RRDA, a subsidiary of RR Donnelley.

Gain on bargain purchase: acquisition of Esselte resulted in a pre-tax gain of $9.5 million ($9.5 million after-tax) for the nine months ended September 30, 2014.

Venezuela currency remeasurement: currency remeasurement in Venezuela and the related impact of the devaluation resulted in a pre-tax loss of $30.3 million ($27.5 million after-tax) for the nine months ended September 30, 2015, of which $10.5 million was included in loss attributable to noncontrolling interests. For the nine months ended September 30, 2014, currency remeasurement in Venezuela resulted in a pre-tax loss, net of foreign exchange gains, of $18.0 million ($14.0 million after-tax), of which $6.0 million was included in loss attributable to noncontrolling interests.

Net loss on investments: included a pre-tax gain of $3.9 million ($2.6 million after-tax) resulting from the sale of one of the Company’s affordable housing investments and a pre-tax loss of $2.8 million ($2.8 million after-tax) resulting from the impairment of the Company’s investment in the Brazilian operations of Courier during the nine months ended September 30, 2015.  The nine months ended September 30, 2014 included a pre-tax gain of $3.0 million ($1.9 million after-tax) resulting from the sale of the Company’s shares of a previously impaired equity investment.

Income tax adjustment: tax expense of $9.0 million was recorded due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment for the nine months ended September 30, 2015.

Operations: reflected volume declines in the Publishing and Retail Services segment, price pressures and wage and other inflation in the International segment, partially offset by cost control initiatives resulting from the integration of Consolidated Graphics and Esselte and the reorganization of certain operations, an increase in volume due to the acquisitions of Consolidated Graphics and Esselte, lower incentive compensation expense and lower depreciation and amortization expense. See further details in the review of operating results by segment that follows below.

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

The impact of digital technologies has been felt in many print products. Electronic communication and transaction technology has eliminated or reduced the role of many traditional printed products and has continued to drive electronic substitution in directory and statement printing, in part driven by environmental concerns and cost pressures at key customers. In addition, e-book substitution is having a smaller yet continuing impact on consumer print book volume, though adoption rates are stabilizing, and there has been a limited impact on educational and specialty books. Digital technologies have also impacted printed magazines, as some advertiser spending has moved from print to electronic media. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments to offer customers innovative services and solutions that further secure the Company’s position as a technology leader in the industry.

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

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first nine months of 2015, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. The Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. Under the 2006 Postal Accountability and Enhancement Act, it had been anticipated that postage would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). However, on December 24, 2013, the Postal Regulatory Commission (the “PRC”) approved the United States Postal Service (“USPS”) Board of Governors’ request under the Exigency Provision in the applicable law for price increases of 4.3%. The exigent rate increase was approved as a surcharge in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all significant mail categories, effective January 26, 2014. On January 15, 2015, the USPS filed for a CPI rate increase of approximately 2.0%, which was approved by the PRC on May 7, 2015, and became effective May 31, 2015.  Plans to phase-out the 2014 exigent price increase have been developed by the USPS, but remain subject to approval by the PRC. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the USPS to offer innovative products and mail preparation services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services has been negatively impacted by increases in postal rates. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. Mail delivery services through the USPS accounted for approximately 41% of the Company’s logistics revenues during the nine months ended September 30, 2015.

Goodwill Impairment Assessment

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the nine months ended September 30, 2015 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. During the third quarter of 2015, the Company recognized non-cash charges of $13.7 million and $4.3 million for the impairment of goodwill in the Europe and Latin America reporting units, respectively, both of which are within the International segment. The goodwill impairment charge in the Europe reporting unit was due to the announced reorganization of certain operations which resulted in a reduction in the estimated fair value of the reporting unit based on lower expectations of future revenue, profitability and cash flows as compared to the expectations as of the October 31, 2014 annual goodwill impairment test. As of September 30, 2015, the Europe and Latin America reporting units had no remaining goodwill. Based on the interim assessment, management concluded that other than the goodwill impairment recognized in the Europe and Latin America reporting units, as of September 30, 2015, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of October 31, 2015, the Company’s next annual measurement date.

The digital and creative solutions reporting unit has been impacted by a decline in expected full year net sales primarily as the result of the bankruptcy of two premedia services customers.  Further negative developments having a significant impact on the estimated fair value of the reporting unit could result in future goodwill impairment charges. As of the October 31, 2014 annual goodwill impairment test, the digital and creative solutions reporting unit’s estimated fair value exceeded book value by approximately 29.4%. As of September 30, 2015, $25.5 million of goodwill was allocated to the digital and creative solutions reporting unit, which is included within the Strategic Services segment.

Pension and Other Postretirement Benefit Plans

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. Based on current estimates, the Company expects to make cash contributions of approximately $25.0 million to $30.0 million to its pension and other postretirement benefits plans for the full year 2015, of which $19.8 million has been contributed during the nine months ended September 30, 2015.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

The following table shows the results of operations for the three months ended September 30, 2015 and 2014, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)

Products net sales	$2,359.0	$2,480.7	$(121.7)	(4.9%)
Services net sales	469.0	477.1	(8.1)	(1.7%)
Total net sales	2,828.0	2,957.8	(129.8)	(4.4%)
Products cost of sales (exclusive of depreciation and amortization)	1,844.8	1,942.1	(97.3)	(5.0%)
Services cost of sales (exclusive of depreciation and amortization)	363.3	368.1	(4.8)	(1.3%)
Total cost of sales	2,208.1	2,310.2	(102.1)	(4.4%)
Products gross profit	514.2	538.6	(24.4)	(4.5%)
Services gross profit	105.7	109.0	(3.3)	(3.0%)
Total gross profit	619.9	647.6	(27.7)	(4.3%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	328.4	334.4	(6.0)	(1.8%)
Restructuring, impairment and other charges-net	52.9	19.9	33.0	165.8%
Depreciation and amortization	115.3	119.6	(4.3)	(3.6%)
Income from operations	$123.3	$173.7	$(50.4)	(29.0%)

Consolidated

Net sales of products for the three months ended September 30, 2015 decreased $121.7 million, or 4.9%, to $2,359.0 million versus the same period in 2014, including a $56.7 million, or 2.4%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower volume in the Variable Print and Publishing and Retail Services segments, a decrease of $25.7 million, or 1.0%, due to the sale of the Company’s Venezuelan operating entity and a decrease of $21.7 million, or 0.9%, as the result of a decline in pass-through paper sales, partially offset by the acquisition of Courier.

Net sales from services for the three months ended September 30, 2015 decreased $8.1 million, or 1.7%, to $469.0 million versus the same period in 2014, including a $9.5 million, or 2.0%, decrease due to changes in foreign exchange rates. Net sales from services was also impacted by lower volume in the digital and creative solutions reporting unit within the Strategic Services segment, partially offset by higher volume in the logistics reporting unit within the Strategic Services segment.

Products cost of sales decreased $97.3 million, or 0.1% as a percentage of net sales of products for the three months ended September 30, 2015 versus the same period in the prior year. Products cost of sales decreased primarily due to lower volume in the Variable Print and Publishing and Retail Services segments, the sale of the Company’s Venezuelan operating entity and cost control initiatives, partially offset by the acquisition of Courier, the impact from the purchase accounting inventory adjustments and wage and other inflation in the International segment.

Services cost of sales decreased $4.8 million, but increased 0.3% as a percentage of net sales from services for the three months ended September 30, 2015 versus the same period in the prior year. Services cost of sales decreased primarily due to lower volume in the digital and creative solutions reporting unit within the Strategic Services segment and cost control initiatives, partially offset by higher volume in the logistics reporting unit within the Strategic Services segment.

Products gross profit decreased $24.4 million to $514.2 million for the three months ended September 30, 2015 versus the same period in 2014 primarily due to lower volume in the Variable Print and Publishing and Retail Services segments, the sale of the Company’s Venezuelan operating entity, price pressures, the impact from the purchase accounting inventory adjustments and wage and other inflation in the International segment, partially offset by the acquisition of Courier and cost control initiatives. Products gross margin increased slightly from 21.7% to 21.8%, reflecting cost control initiatives.

Services gross profit decreased $3.3 million to $105.7 million for the three months ended September 30, 2015 versus the same period in 2014 due to lower volume in the digital and creative solutions reporting unit within the Strategic Services segment, partially offset by favorable mix in the financial and business process outsourcing reporting units within the Strategic Services segment and higher volume in the logistics reporting unit within the Strategic Services segment. Services gross margin decreased from 22.8% to 22.5% reflecting lower volume in the digital and creative solutions reporting unit within the Strategic Services segment.

Selling, general and administrative expenses decreased $6.0 million to $328.4 million, but increased from 11.3% to 11.6% as a percentage of net sales, for the three months ended September 30, 2015 versus the same period in 2014 primarily as a result of lower incentive compensation expense and cost control initiatives, partially offset by the acquisition of Courier and spinoff-related transaction expenses.

For the three months ended September 30, 2015, the Company recorded net restructuring, impairment and other charges of $52.9 million compared to $19.9 million in the same period in 2014. The Company recorded $18.8 million of employee termination costs for 628 employees, of whom 168 were terminated as of September 30, 2015. These charges were primarily due to the announcement of a facility closure in the International segment.  Additionally, the Company incurred net impairment charges of $28.2 million, including $18.0 million for the impairment of goodwill in the Europe and Latin America reporting units within the International segment, $7.9 million of impairment charges for other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures and $2.3 million for the impairment of intangibles in the Latin America reporting unit within the International segment for the three months ended September 30, 2015. The Company also recorded lease termination and other restructuring charges of $4.6 million and $1.3 million of other charges related for multi-employer pension plan withdrawal obligations unrelated to facility closures for the three months ended September 30, 2015.

For the three months ended September 30, 2014, the Company recorded net restructuring, impairment and other charges of $19.9 million. In 2014, these charges included $9.7 million of other charges for estimated obligations related to the decision to withdraw from certain multi-employer pension plans. Additionally, the Company incurred lease termination and other restructuring charges of $5.1 million for the three months ended September 30, 2014. The Company also recorded $4.8 million of employee termination costs for 139 employees, substantially all of whom were terminated as of September 30, 2015. These charges were the result of the integration of Consolidated Graphics, including the closure of one Consolidated Graphics facility and the reorganization of certain operations and $0.3 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closures for the three months ended September 30, 2014.

Depreciation and amortization decreased $4.3 million to $115.3 million for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to the impact of changes in foreign exchange rates, partially offset by increases due to the acquisition of Courier. Depreciation and amortization included $20.4 million and $19.9 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended September 30, 2015 and 2014, respectively.

Income from operations for the three months ended September 30, 2015 was $123.3 million, a decrease of $50.4 million, or 29.0%, compared to the three months ended September 30, 2014. The decrease was due to higher restructuring, impairment and other charges, volume declines in the Variable Print and Publishing and Retail Services segments, price pressures, the impact from the purchase accounting inventory adjustments and spinoff-related transaction expenses, partially offset by cost control initiatives, an increase in volume due to the acquisition of Courier and lower incentive compensation and workers’ compensation expense.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$69.0	$71.2	$(2.2)	(3.1%)
Investment and other expense-net	3.0	2.0	1.0	50.0%

Net interest expense decreased by $2.2 million for the three months ended September 30, 2015 versus the same period in 2014, primarily due to a decrease in average outstanding debt.

Net investment and other expense for the three months ended September 30, 2015 and 2014 was $3.0 million and $2.0 million, respectively. For the three months ended September 30, 2015, the Company recorded a loss of $2.8 million for the impairment of the Company’s investment in the Brazilian operations of Courier. For the three months ended September 30, 2014, the Company recorded a loss on the bankruptcy liquidation of RRDA of $16.4 million and a $1.0 million reduction to the previously recorded Esselte bargain purchase gain, partially offset by a gain on the sale of Journalism Online of $11.2 million and a gain of $3.0 million resulting from the sale of the Company’s shares of a previously impaired equity investment.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$51.3	$100.5	$(49.2)	(49.0%)
Income tax expense	39.7	35.7	4.0	11.2%
Effective income tax rate	77.4%	35.5%

The effective income tax rate for the three months ended September 30, 2015 was 77.4% compared to 35.5% in the same period in 2014. Income tax expense for the period ended September 30, 2015 reflects charges for unrecognized tax positions of $9.0 million due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment as well as the impact of the non-deductible goodwill impairment charges.

Income (loss) attributable to noncontrolling interests was a loss of $2.7 million for the three months ended September 30, 2015 and income of $2.6 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, the impairment of the Company’s investment in the Brazilian operations of Courier resulted in a loss attributable to noncontrolling interests of $2.6 million.

Net earnings attributable to RR Donnelley common shareholders for the three months ended September 30, 2015 was $14.3 million, or $0.07 per diluted share, compared to $62.2 million, or $0.31 per diluted share, for the three months ended September 30, 2014. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 8.7 million, primarily as a result of the acquisition of Courier.

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

Publishing and Retail Services

	Three Months Ended
	September 30,
	2015	2014
	(in millions, except percentages)
Net sales	$684.9	$681.0
Income from operations	33.4	34.1
Operating margin	4.9%	5.0%
Restructuring, impairment and other charges-net	5.8	7.8
Purchase accounting inventory adjustment	5.6	—

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$358.0	$400.4	$(42.4)	(10.6%)
Books	294.6	243.3	51.3	21.1%
Directories	32.3	37.3	(5.0)	(13.4%)
Total Publishing and Retail Services	$684.9	$681.0	$3.9	0.6%

Net sales for the Publishing and Retail Services segment for the three months ended September 30, 2015 were $684.9 million, an increase of $3.9 million, or 0.6%, compared to 2014.  Net sales increased primarily as a result of the acquisition of Courier, partially offset by a $20.6 million decrease in pass through paper sales in magazines, catalogs and retail inserts, lower volume in magazines, catalogs and retail inserts and lower volume in consumer and educational books. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to decreases in pass-through paper sales, reduced volume and price pressures.
•	Books: Sales increased as the result of the acquisition of Courier, partially offset by reduced volume in consumer and educational books.
•	Directories: Sales decreased primarily due to lower volume resulting from electronic substitution and a decrease in pass-through paper sales.

Publishing and Retail Services segment income from operations decreased by $0.7 million for the three months ended September 30, 2015 due to volume declines and price pressures in magazines, catalogs and retail inserts, higher depreciation and amortization expense and a $5.6 million charge resulting from a purchase accounting inventory adjustment, partially offset by the acquisition of Courier and lower restructuring, impairment and other charges. Operating margins decreased from 5.0% for the three months ended September 30, 2014 to 4.9% for the three months ended September 30, 2015. The purchase accounting inventory adjustment reduced margins by 0.8 percentage points, which was partially offset by an improvement of 0.3 percentage points due to lower restructuring, impairment and other charges.

Variable Print

	Three Months Ended
	September 30,
	2015	2014
	(in millions, except percentages)
Net sales	$935.9	$988.1
Income from operations	58.0	68.8
Operating margin	6.2%	7.0%
Restructuring, impairment and other charges-net	2.9	8.3

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print (a)	$409.6	$446.7	$(37.1)	(8.3%)
Office products	144.0	142.3	1.7	1.2%
Direct mail (a)	135.8	140.7	(4.9)	(3.5%)
Labels	106.3	112.0	(5.7)	(5.1%)
Statement printing	90.6	89.9	0.7	0.8%
Forms	49.6	56.5	(6.9)	(12.2%)
Total Variable Print	$935.9	$988.1	$(52.2)	(5.3%)

(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the Variable Print segment for the three months ended September 30, 2015 were $935.9 million, a decrease of $52.2 million, or 5.3%, compared to 2014, including a $4.1 million, or 0.4% decrease due to changes in foreign exchange rates.  Net sales decreased primarily due to lower volume in commercial and digital print, lower pass-through postage sales in direct mail and lower volume in forms and labels. An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales decreased primarily as a result of lower transactional commercial print volume, partially offset by higher in-store marketing materials volume.
•	Office products: Sales increased slightly as a result of higher volume in binders, note-taking and filing products.
•	Direct mail: Sales decreased as a result of lower pass-through postage sales and lower volume.

•	Labels: Sales decreased as a result of lower volume and price pressures.
•	Statement printing: Sales increased slightly as a result of higher volume, partially offset by price pressures.
•	Forms: Sales decreased due to lower volume.

Variable Print segment income from operations decreased $10.8 million for the three months ended September 30, 2015 mainly due to lower volume in commercial and digital print and price pressures, partially offset by lower restructuring, impairment and other charges, cost control initiatives, primarily resulting from the integration of Consolidated Graphics and Esselte as well as other productivity initiatives, lower depreciation and amortization expense and favorable mix within labels. Operating margins decreased from 7.0% for the three months ended September 30, 2014 to 6.2% for the three months ended September 30, 2015, mainly as a result of price pressures, which was partially offset by lower restructuring, impairment and other charges, which impacted margins favorably by 0.5 percentage points and cost control initiatives, primarily from the continued integration of Consolidated Graphics and Esselte.

Strategic Services

	Three Months Ended
	September 30,
	2015	2014
	(in millions, except percentages)
Net sales	$635.6	$630.7
Income from operations	51.5	56.5
Operating margin	8.1%	9.0%
Restructuring, impairment and other charges-net	3.5	1.2
Purchase accounting inventory adjustment	1.1	—

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Logistics	$305.9	$300.5	$5.4	1.8%
Financial	219.7	229.0	(9.3)	(4.1%)
Digital and creative solutions	54.9	51.9	3.0	5.8%
Sourcing	55.1	49.3	5.8	11.8%
Total Strategic Services	$635.6	$630.7	$4.9	0.8%

Net sales for the Strategic Services segment for the three months ended September 30, 2015 were $635.6 million, an increase of $4.9 million, or 0.8%, compared to 2014, including a $3.4 million, or 0.5%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics, the acquisition of Courier and higher volume in sourcing, partially offset by a decrease in fuel surcharges in logistics and lower capital markets transaction activity in financial. An analysis of net sales by reporting unit follows:

•

Logistics: Sales increased primarily due to higher volume in freight brokerage services and pass-through postage sales, partially offset by a decrease in fuel surcharges and lower volume in print logistics.

•

Financial: Sales decreased due to reduced capital markets transactions activity and changes in foreign exchange rates, partially offset by higher volume in compliance products and translation services.

•

Digital and creative solutions: Sales increased primarily due to the acquisition of Courier, partially offset by reduced volume as a result of the bankruptcy of two customers and lower volume in prepress and photo services.

•	Sourcing: Sales increased primarily due to higher print-management volume in forms.

Strategic Services segment income from operations decreased $5.0 million for the three months ended September 30, 2015, mainly due to unfavorable revenue mix and increased costs of transportation, partially offset by higher volume in logistics, the acquisition of Courier and cost control initiatives. Operating margins decreased from 9.0% to 8.1%, of which 0.4 percentage points were due to higher restructuring, impairment and other charges and 0.2 percentage points were due to a purchase accounting inventory adjustment. Operating margins were also impacted by increased costs of transportation and unfavorable revenue mix, partially offset by cost control initiatives.

International

	Three Months Ended
	September 30,
	2015	2014
	(in millions, except percentages)
Net sales	$571.6	$658.0
(Loss) income from operations	(8.4)	24.7
Operating margin	(1.5%)	3.8%
Restructuring, impairment and other charges-net	39.3	1.9

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Asia	$196.4	$205.8	$(9.4)	(4.6%)
Business process outsourcing	107.8	116.1	(8.3)	(7.1%)
Global Turnkey Solutions	87.2	86.2	1.0	1.2%
Europe	77.7	94.6	(16.9)	(17.9%)
Latin America	59.2	101.4	(42.2)	(41.6%)
Canada	43.3	53.9	(10.6)	(19.7%)
Total International	$571.6	$658.0	$(86.4)	(13.1%)

Net sales in the International segment for the three months ended September 30, 2015 were $571.6 million, a decrease of $86.4 million, or 13.1%, compared to the same period in 2014, including a $58.7 million, or 9.3%, decrease due to changes in foreign exchange rates. The net sales decrease was also due to a $25.7 million, or 3.9% decrease as a result of the sale of the Company’s Venezuelan operating entity and lower volume in Asia, partially offset by higher volume in Global Turnkey Solutions. An analysis of net sales by reporting unit follows:

●	Asia: Sales decreased due to lower volume in labels and books for export and price pressures, partially offset by higher volume in packaging products.
●

Business process outsourcing: Sales decreased due to changes in foreign exchanges rates and lower pass-through print management volume, partially offset by an increase in volume due to new customers and higher outsourcing volume.

●	Global Turnkey Solutions: Sales increased slightly due to higher volume primarily related to a new customer, partially offset by changes in foreign exchange rates.
●	Europe: Sales decreased primarily due to changes in foreign exchange rates, lower volume in directories and price pressures, partially offset by an increase in packaging volume.
●	Latin America: Sales decreased primarily due to the sale of the Company’s Venezuelan operating entity, changes in foreign exchange rates across the region and the 2014 bankruptcy liquidation of RRDA.
●	Canada: Sales decreased due to changes in foreign exchange rates and lower volume.

International segment income from operations decreased $33.1 million primarily due to higher restructuring, impairment and other charges, wage inflation in Asia, business process outsourcing and Latin America, price pressures in Asia and the impact of the sale of the Company’s Venezuelan operating entity, partially offset by changes in foreign exchange rates in Asia and cost control initiatives. Operating margins decreased from 3.8% to negative 1.5%. Margins were impacted unfavorably by 6.6 percentage points due to higher restructuring, impairment and other charges, which was partially offset by cost control initiatives.

Corporate

	Three Months Ended
	September 30,
	2015	2014
	(in millions)
Operating expenses	$11.2	$10.4
Spinoff-related transaction expenses	6.7	—
Restructuring, impairment and other charges-net	1.4	0.7
Acquisition-related expenses	0.3	—

Corporate operating expenses in the three months ended September 30, 2015 were $11.2 million, an increase of $0.8 million compared to the same period in 2014. The increase was driven by spinoff-related transaction expenses and higher healthcare costs, partially offset by lower workers’ compensation expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

The following table shows the results of operations for the nine months ended September 30, 2015 and 2014, which reflects the results of acquired businesses from the relevant acquisition dates:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)

Products net sales	$6,883.8	$7,147.1	$(263.3)	(3.7%)
Services net sales	1,438.4	1,387.0	51.4	3.7%
Total net sales	8,322.2	8,534.1	(211.9)	(2.5%)
Products cost of sales (exclusive of depreciation and amortization)	5,386.5	5,570.8	(184.3)	(3.3%)
Services cost of sales (exclusive of depreciation and amortization)	1,120.3	1,080.3	40.0	3.7%
Total cost of sales	6,506.8	6,651.1	(144.3)	(2.2%)
Products gross profit	1,497.3	1,576.3	(79.0)	(5.0%)
Services gross profit	318.1	306.7	11.4	3.7%
Total gross profit	1,815.4	1,883.0	(67.6)	(3.6%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	972.4	990.2	(17.8)	(1.8%)
Restructuring, impairment and other charges-net	104.9	87.9	17.0	19.3%
Depreciation and amortization	341.5	357.0	(15.5)	(4.3%)
Income from operations	$396.6	$447.9	$(51.3)	(11.5%)

Consolidated

Net sales of products for the nine months ended September 30, 2015 decreased $263.3 million, or 3.7%, to $6,883.8 million versus the same period in 2014, including a $159.4 million, or 2.3%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower volume in the Publishing and Retail Services segment, a $45.3 million, or 0.6%, decrease due to the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity, a $55.9 million, or 0.8%, decrease due to a decline in pass-through paper sales and price pressures, partially offset by the acquisitions of Courier, Esselte and Consolidated Graphics.

Net sales from services for the nine months ended September 30, 2015 increased $51.4 million, or 3.7%, to $1,438.4 million versus the same period in 2014, including a $22.8 million, or 1.6%, decrease due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in the Strategic Services segment, primarily driven by the logistics reporting unit.

Products cost of sales decreased $184.3 million, but increased 0.3% as a percentage of net sales of products for the nine months ended September 30, 2015 versus the same period in the prior year. Products cost of sales decreased primarily due to lower volume in the Publishing and Retail Services segment, the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity and cost control initiatives, partially offset by the acquisitions of Courier, Esselte and Consolidated Graphics and wage and other inflation in the International segment.

Services cost of sales increased $40.0 million, but remained consistent at 77.9% as a percentage of net sales from services for the nine months ended September 30, 2015 versus the same period in the prior year. Services cost of sales increased primarily due to higher volume in the Strategic Services segment driven by the logistics reporting unit and increased transportation costs, partially offset by favorable mix in the financial reporting unit within the Strategic Services segment and cost control initiatives.

Products gross profit decreased $79.0 million to $1,497.3 million for the nine months ended September 30, 2015 versus the same period in 2014 primarily due to volume declines in the Publishing and Retail Services segment, the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity, price pressures and wage and other inflation in the International segment, partially offset by the acquisitions of Courier, Consolidated Graphics and Esselte and cost control initiatives. Products gross margin decreased from 22.1% to 21.8%, reflecting price pressures and wage and other inflation in the International segment.

Services gross profit increased $11.4 million to $318.1 million for the nine months ended September 30, 2015 versus the same period in 2014 due to favorable mix in the financial reporting unit within the Strategic Services segment and higher volume in the logistics reporting unit within the Strategic Services segment, partially offset by increased transportation costs. Services gross margin remained consistent at 22.1%.

Selling, general and administrative expenses decreased $17.8 million to $972.4 million, but increased 0.1% as a percentage of net sales, for the nine months ended September 30, 2015 versus the same period in 2014 as lower incentive compensation expense and cost control initiatives were partially offset by the acquisitions of Courier, Consolidated Graphics and Esselte, wage and other inflation in the International segment, spinoff-related transaction expenses and higher acquisition-related expenses.

For the nine months ended September 30, 2015, the Company recorded net restructuring, impairment and other charges of $104.9 million compared to $87.9 million in the same period in 2014. In 2015, these charges included $39.8 million of employee termination costs for 1,829 employees, of whom 1,364 were terminated as of September 30, 2015. These charges were primarily the result of the announcement of one facility closure and the closure of another facility, both in the International segment, one facility closure in the Variable Print segment and the reorganization of certain operations. The Company also recorded $23.1 million of other charges, including integration charges for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition during the second quarter of 2015. The Company also incurred lease termination and other restructuring charges of $13.0 million for the nine months ended September 30, 2015. Additionally, the Company recorded $29.0 million of net impairment charges, including $18.0 million for the impairment of goodwill in the Europe and Latin America reporting units within the International segment, $8.7 million of impairment charges for other long-lived assets, primarily related to buildings and machinery and equipment associated with facility closures and $2.3 million for the impairment of intangibles in the Latin America reporting unit within the International segment for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, the Company recorded net restructuring, impairment and other charges of $87.9 million. In 2014, these charges included $34.0 million of other charges as a result of its decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating. Additionally, the Company incurred $27.8 million of employee termination costs for 546 employees, substantially all of whom were terminated as of September 30, 2015. These charges were the result of the integration of Consolidated Graphics, including the closure of seven Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. The Company also recorded lease termination and other restructuring charges of $16.0 million for the nine months ended September 30, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures and $10.1 million of impairment charges primarily related to buildings, machinery and equipment and trade names associated with facility closures for the nine months ended September 30, 2014.

Depreciation and amortization decreased $15.5 million to $341.5 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to the impact of changes in foreign exchange rates, partially offset by increases due to the acquisitions of Courier, Consolidated Graphics and Esselte. Depreciation and amortization included $58.6 million and $58.7 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the nine months ended September 30, 2015 and 2014, respectively.

Income from operations for the nine months ended September 30, 2015 was $396.6 million, a decrease of $51.3 million, or 11.5%, compared to the nine months ended September 30, 2014. The decrease was due to volume declines in the Publishing and Retail Services segment, price pressures, wage and other inflation in the International segment and higher restructuring, impairment and other charges, partially offset by cost control initiatives resulting from the integration of Consolidated Graphics and Esselte and the reorganization of certain operations, an increase in volume due to the acquisitions of Consolidated Graphics and Esselte, lower incentive compensation expense and lower depreciation and amortization expense.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$207.2	$213.0	$(5.8)	(2.7%)
Investment and other expense-net	43.2	8.9	34.3	385.4%
Loss on debt extinguishment	—	77.1	(77.1)	(100.0%)

Net interest expense decreased by $5.8 million for the nine months ended September 30, 2015 versus the same period in 2014, primarily due to a decrease in average outstanding debt.

Net investment and other expense for the nine months ended September 30, 2015 and 2014 was $43.2 million and $8.9 million, respectively.  For the nine months ended September 30, 2015, the Company recorded a loss of $30.3 million related to the currency remeasurement in Venezuela and the related impact of the devaluation, a $14.7 million net loss on the sale of its Venezuelan operating entity and a loss of $2.8 million for the impairment of the Company’s investment in the Brazilian operations of Courier. For the nine months ended September 30, 2014, the Company recorded a loss of $18.0 million, net of foreign exchange gains, related to the Venezuelan currency remeasurement, and a loss on the bankruptcy of RRDA of $16.4 million. This was partially offset by a gain on the sale of Journalism Online of $11.2 million, a $9.5 million bargain purchase gain related to the Esselte acquisition and a gain of $3.0 million resulting from the sale of the Company’s shares of a previously impaired equity investment.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$146.2	$148.9	$(2.7)	(1.8%)
Income tax expense	79.1	51.7	27.4	53.0%
Effective income tax rate	54.1%	34.7%

The effective income tax rate for the nine months ended September 30, 2015 was 54.1% compared to 34.7% in the same period in 2014. Income tax expense for the period ended September 30, 2015 reflects charges for unrecognized tax positions of $9.0 million due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment, a lower tax benefit than the statutory rate on the Venezuelan currency devaluation, the impact of the non-deductible goodwill impairment charges and the loss on the sale of the Company’s Venezuelan operating entity.

Loss attributable to noncontrolling interests was $13.0 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, the remeasurement of the Venezuelan currency, net of foreign exchange gains, resulted in losses attributable to noncontrolling interests of $10.5 million and $6.0 million, respectively.

Net earnings attributable to RR Donnelley common shareholders for the nine months ended September 30, 2015 was $80.1 million, or $0.39 per diluted share, compared to $97.9 million, or $0.49 per diluted share, for the nine months ended September 30, 2014. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 6.1 million, primarily as a result of the acquisitions of Consolidated Graphics, Esselte and Courier.

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

Publishing and Retail Services

	Nine Months Ended
	September 30,
	2015	2014
	(in millions, except percentages)
Net sales	$1,840.4	$1,949.6
Income from operations	47.8	71.8
Operating margin	2.6%	3.7%
Restructuring, impairment and other charges-net	27.8	31.9
Purchase accounting inventory adjustment	8.5	—

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,040.9	$1,191.4	$(150.5)	(12.6%)
Books	698.9	649.2	49.7	7.7%
Directories	100.6	109.0	(8.4)	(7.7%)
Total Publishing and Retail Services	$1,840.4	$1,949.6	$(109.2)	(5.6%)

Net sales for the Publishing and Retail Services segment for the nine months ended September 30, 2015 were $1,840.4 million, a decrease of $109.2 million, or 5.6%, compared to 2014. Net sales decreased due to lower volume and a $56.9 million decrease in pass through paper sales in magazines, catalogs and retail inserts, price pressures and lower volume in consumer and educational books, partially offset by the acquisition of Courier. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to reduced volume, decreases in pass-through paper sales and price pressures.
•	Books: Sales increased as a result of the acquisition of Courier, partially offset by reduced volume in consumer and educational books.
•	Directories: Sales decreased primarily as a result of lower volume resulting from electronic substitution and a decline in pass-through paper sales.

Publishing and Retail Services segment income from operations decreased by $24.0 million for the nine months ended September 30, 2015 due to volume declines and price pressures, partially offset by the acquisition of Courier and lower restructuring, impairment and other charges. Operating margins decreased from 3.7% for the nine months ended September 30, 2014 to 2.6% for the nine months ended September 30, 2015, of which 0.5 percentage points were due to the purchase accounting inventory adjustment. Operating margins also decreased due to price pressures and unfavorable mix, partially offset by lower restructuring, impairment and other charges which favorably impacted margins by 0.1 percentage points.

Variable Print

	Nine Months Ended
	September 30,
	2015	2014
	(in millions, except percentages)
Net sales	$2,796.0	$2,737.6
Income from operations	183.6	158.2
Operating margin	6.6%	5.8%
Restructuring, impairment and other charges-net	11.9	35.1
Purchase accounting inventory adjustment	—	14.3
Acquisition-related expenses	—	0.1

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print (a)	$1,227.5	$1,216.5	$11.0	0.9%
Office products	429.6	355.4	74.2	20.9%
Direct mail (a)	374.0	378.2	(4.2)	(1.1%)
Labels	320.7	322.9	(2.2)	(0.7%)
Statement printing	294.0	290.3	3.7	1.3%
Forms	150.2	174.3	(24.1)	(13.8%)
Total Variable Print	$2,796.0	$2,737.6	$58.4	2.1%

(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the Variable Print segment for the nine months ended September 30, 2015 were $2,796.0 million, an increase of $58.4 million, or 2.1%, compared to 2014, including a $9.7 million, or 0.3%, decrease due to changes in foreign exchange rates.  Net sales increased due to the acquisitions of Consolidated Graphics and Esselte and higher volume in office products, partially offset by lower transactional commercial print and forms volume. An analysis of net sales by reporting unit follows:

•

Commercial and digital print: Sales increased slightly primarily as a result of the acquisition of Consolidated Graphics and higher volume in in-store marketing materials, partially offset by lower transactional commercial print and print and fulfillment volume.

•	Office products: Sales increased as a result of the acquisition of Esselte and higher volume in filing and binder products primarily related to new customers.
•	Direct mail: Sales decreased as a result of lower pass-through postage sales, partially offset by an increase in pass-through paper sales and higher volume.
•	Labels: Sales decreased slightly primarily as a result of price pressures.
•	Statement printing: Sales increased as a result of higher pass-through postage sales and an increase in volume, partially offset by price pressures.
•	Forms: Sales decreased due to lower volume.

Variable Print segment income from operations increased $25.4 million for the nine months ended September 30, 2015 mainly due to lower restructuring, impairment and other charges, the impact of the prior year purchase accounting inventory adjustment, cost control initiatives resulting from the integration of Consolidated Graphics and Esselte, favorable mix within labels and direct mail and higher volume resulting from the acquisitions of Esselte and Consolidated Graphics, partially offset by lower volume in transactional commercial print and price pressures. Operating margins increased from 5.8% for the nine months ended September 30, 2014 to 6.6% for the nine months ended September 30, 2015. Margins were improved 0.9 percentage points due to lower restructuring, impairment and other charges and 0.5 percentage points due to the favorable impact of the prior year purchase accounting inventory adjustment.  Additionally, operating margins reflected price pressures, partially offset by cost control initiatives resulting from the integration of Consolidated Graphics and Esselte.

Strategic Services

	Nine Months Ended
	September 30,
	2015	2014
	(in millions, except percentages)
Net sales	$2,000.5	$1,937.9
Income from operations	189.3	193.0
Operating margin	9.5%	10.0%
Restructuring, impairment and other charges-net	11.5	9.0
Purchase accounting inventory adjustment	1.4	—

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Logistics	$937.4	$876.4	$61.0	7.0%
Financial	761.2	779.8	(18.6)	(2.4%)
Sourcing	169.0	143.7	25.3	17.6%
Digital and creative solutions	132.9	138.0	(5.1)	(3.7%)
Total Strategic Services	$2,000.5	$1,937.9	$62.6	3.2%

Net sales for the Strategic Services segment for the nine months ended September 30, 2015 were $2,000.5 million, an increase of $62.6 million, or 3.2%, compared to 2014, including an $11.9 million, or 0.6%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics, pass-through postage sales, sourcing and translation services, partially offset by a decrease in fuel surcharges, lower volume in digital and creative solutions and reduced capital markets transactions activity. An analysis of net sales by reporting unit follows:

•

Logistics: Sales increased primarily due to higher volume in freight brokerage services, pass-through postage sales and international mail services, partially offset by a decrease in fuel surcharges and lower volume in print logistics.

•

Financial: Sales decreased due to a reduction in international capital markets transactions activity, changes in foreign exchange rates and price pressures, partially offset by higher translation services volume and domestic capital markets transactions activity.

•	Sourcing: Sales increased primarily due to higher volume in commercial print-management for healthcare customers, variable print and forms.
•	Digital and creative solutions: Sales decreased due to the bankruptcy of two customers and lower volume in prepress and photo services, partially offset by the acquisition of Courier.

Strategic Services segment income from operations decreased $3.7 million for the nine months ended September 30, 2015, mainly due to increased costs of transportation, unfavorable revenue mix and higher depreciation and amortization expense, partially offset by higher volume in logistics and cost control initiatives. Operating margins decreased from 10.0% to 9.5%, of which 0.1 percentage points were due to higher restructuring, impairment and other charges. Operating margins were also impacted by increased costs of transportation and unfavorable revenue mix.

International

	Nine Months Ended
	September 30,
	2015	2014
	(in millions, except percentages)
Net sales	$1,685.3	$1,909.0
Income from operations	25.9	79.6
Operating margin	1.5%	4.2%
Restructuring, impairment and other charges-net	49.8	7.5
Acquisition-related expenses	—	0.4

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Asia	$543.6	$556.2	$(12.6)	(2.3%)
Business process outsourcing	325.7	352.3	(26.6)	(7.6%)
Global Turnkey Solutions	254.3	238.9	15.4	6.4%
Europe	221.9	279.3	(57.4)	(20.6%)
Latin America	190.4	315.4	(125.0)	(39.6%)
Canada	149.4	166.9	(17.5)	(10.5%)
Total International	$1,685.3	$1,909.0	$(223.7)	(11.7%)

Net sales in the International segment for the nine months ended September 30, 2015 were $1,685.3 million, a decrease of $223.7 million, or 11.7%, compared to the same period in 2014, including a $160.6 million, or 8.7%, decrease due to changes in foreign exchange rates. The net sales decrease was also due to a $45.3 million, or 2.4%, decrease as a result of the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity during the second quarter of 2015, the bankruptcy liquidation of RRDA in the third quarter of 2014, which had net sales of $22.1 million for the nine months ended September 30, 2014, and lower volume in Europe and Asia, partially offset by higher volume in Global Turnkey Solutions and business process outsourcing. An analysis of net sales by reporting unit follows:

●	Asia: Sales decreased due to lower volume in books for export and labels and price pressures, partially offset by higher volume in packaging products.
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

International segment income from operations decreased $53.7 million primarily due to higher restructuring, impairment and other charges, the impact of the currency devaluation in Venezuela and sale of the Company’s Venezuelan operating entity, wage inflation in Latin America, Asia and business process outsourcing, price pressures in Asia and Europe and changes in foreign exchange rates, partially offset by lower depreciation and amortization expense and lower incentive compensation expense.  Operating margins decreased from 4.2% for the nine months ended September 30, 2014 to 1.5% for the nine months ended September 30, 2015, of which 2.6 percentage points were due to higher restructuring, impairment and other charges. Operating margins were also impacted by wage inflation and price pressures in Asia and Europe.

Corporate

	Nine Months Ended
	September 30,
	2015	2014
	(in millions)
Operating expenses	$50.0	$54.7
Spinoff-related transaction expenses	6.7	—
Restructuring, impairment and other charges-net	3.9	4.4
Acquisition-related expenses	14.1	7.7

Corporate operating expenses in the nine months ended September 30, 2015 were $50.0 million, a decrease of $4.7 million compared to the same period in 2014. The decrease was driven by lower bad debt, workers’ compensation and incentive compensation expense, partially offset by an increase in healthcare costs, spinoff-related transaction expenses and acquisition-related expenses.

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

The following describes the Company’s cash flows for the nine months ended September 30, 2015 and 2014.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $204.2 million for the nine months ended September 30, 2015, compared to $253.9 million for the same period in 2014. The decrease in net cash provided by operating activities reflected the timing of customer and supplier payments and higher payments for taxes and incentive compensation costs, partially offset by lower pension and other postretirement benefit plan contributions.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $261.0 million compared to $540.8 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, net cash used for acquisitions, primarily Courier, was $118.3 million. During the nine months ended September 30, 2014, net cash used for the acquisitions of Consolidated Graphics, Esselte and MultiCorpora was $380.4 million. Capital expenditures were $152.8 million during the first nine months of 2015, a decrease of $11.7 million as compared to the same period of 2014. The Company expects that capital expenditures for 2015 will be approximately $225 million to $250 million, compared to $223.6 million in 2014.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 was $188.8 million compared to $446.7 million in the same period in 2014. Cash on hand and borrowings under the Credit Agreement were used to pay $200.0 million of the 5.50% senior notes that matured on May 15, 2015. The Company also repaid $70.0 million of debt assumed from the Courier acquisition during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, cash on hand and borrowings under the Credit Agreement were used to pay $258.2 million of the 4.95% senior notes that matured during the second quarter. Additionally, during the nine months ended September 30, 2014, the Company received proceeds of $400.0 million from the issuance of 6.00% senior notes due April 1, 2024, which were used to repurchase $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. The Company also repaid $118.3 million of debt and interest assumed from the Consolidated Graphics acquisition during the nine months ended September 30, 2014.

LIQUIDITY

Cash and cash equivalents of $257.3 million as of September 30, 2015 included $32.5 million in the U.S. and $224.8 million at international locations. The Company’s foreign subsidiaries are expected to make approximately $260.0 million in payments in 2015 and future years in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $3.6 million as of September 30, 2015 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $257.3 million at September 30, 2015 were $16.0 million of short-term investments, which primarily consist of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

The Company’s debt maturities as of September 30, 2015 are shown in the following table:

	Debt Maturity Schedule
	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions)
Senior notes and debentures and borrowings under the Credit Agreement (a)	$3,657.4	$225.0	$219.8	$251.5	$250.0	$411.1	$2,300.0
Capital lease obligations	7.6	1.0	4.2	2.4	—	—	—
Miscellaneous debt obligations	11.3	11.3	—	—	—	—	—
Total	$3,676.3	$237.3	$224.0	$253.9	$250.0	$411.1	$2,300.0

(a)

Excludes a discount of $2.8 million and an adjustment for fair value hedges of $2.8 million related to the Company’s 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

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

There were $225.0 million of borrowings under the Credit Agreement as of September 30, 2015. Based on the Company’s results of operations for the twelve months ended September 30, 2015 and existing debt, the Company would have had the ability to utilize approximately $1.0 billion of the $1.5 billion Credit Agreement and not have been in violation of the terms of the agreement.

The current availability under the Credit Agreement as of September 30, 2015 is shown in the table below:

September 30, 2015
Availability	(in millions)
Committed Credit Agreement	$1,500.0
Availability reduction from covenants	320.4
$1,179.6
Usage
Borrowings under the Credit Agreement	225.0
Impact on availability related to outstanding letters of credit	—
225.0

Current availability at September 30, 2015	$954.6

The Company was in compliance with its debt covenants as of September 30, 2015, and expects to remain in compliance based on management’s estimates of operating and financial results for 2015 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of September 30, 2015, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by seventeen U.S. and international financial institutions.

As of September 30, 2015, the Company had $89.9 million in outstanding letters of credit and bank guarantees, of which $55.5 million were issued under the Credit Agreement.  The letters of credit used under the Credit Agreement did not reduce availability under the Credit Agreement as of September 30, 2015, as the amounts issued were less than the reduction in availability from the Leverage Ratio covenant.  As of September 30, 2015, the Company also had $170.4 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”).  As of September 30, 2015, bank acceptance drafts, letters of credit and guarantees of $63.6 million were issued, and reduced availability, under the Company’s Other Facilities.  Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $236.3 million as of September 30, 2015.

On June 19, 2015, Moody’s Investors Service (“Moody’s”) reaffirmed the Company’s long-term corporate credit rating and changed the ratings outlook from negative to stable. On August 4, 2015, in connection with the announcement of the Company’s proposed spinoff transactions, Standard & Poor’s Rating Services (“S&P”) changed the Company’s long-term corporate credit ratings outlook from stable to CreditWatch negative and Moody’s changed the ratings outlook from stable to developing. The Company’s S&P and Moody’s credit ratings as of September 30, 2015 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	BB-, CreditWatch negative	Ba2, developing outlook
Senior unsecured debt	BB-	Ba3
Credit Agreement	BB+	Baa2

Dividends

During the nine months ended September 30, 2015, the Company paid cash dividends of $158.4 million. On October 22, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on December 1, 2015 to RR Donnelley shareholders of record on November 13, 2015.

Acquisitions and Dispositions

During the nine months ended September 30, 2015, the Company paid $118.1 million, net of cash acquired, substantially all for the acquisition of Courier.  The Company financed the cash portion of the Courier acquisition with a combination of cash on hand and borrowings under the Credit Agreement.

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

During the year ended December 31, 2014, the Company sold the assets and liabilities of Journalism Online, a provider of online subscription management services, for net proceeds of $10.7 million. As a result of a sale price adjustment in accordance with the agreement, a $0.2 million reduction in proceeds was recognized during the nine months ended September 30, 2015, resulting in total proceeds of $10.5 million. The Company also sold the assets and liabilities of GRES, its commercial and residential real estate advisory services business, for net proceeds of $1.8 million.

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

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed-rate debt. At September 30, 2015, the Company was exposed to interest rate fluctuations on variable-interest borrowings of $426.3 million, or 12%, of the Company’s total debt, including $190.0 million notional amount of interest rate swap agreements (see Note 14, Derivatives, to the Condensed Consolidated Financial Statements) and $236.3 million in borrowings under the Combined Facilities. Including the effect of the fixed to floating interest rate swaps, approximately 94% of the Company’s outstanding term debt was comprised of fixed-rate debt as of September 30, 2015.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2015 and 2014 by approximately $101.8 million and $103.9 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of September 30, 2015 and December 31, 2014, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $357.6 million and $377.2 million, respectively (see Note 14, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains from these foreign exchange forward contracts were $27.1 million and $6.5 million at September 30, 2015 and December 31, 2014, respectively. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;
•	successful execution of acquisitions and negotiation of future acquisitions;
•	successful execution of the proposed spinoffs of the Publishing and Retail Services Company and the Financial Services Company;
•	the ability of the Company to integrate operations of acquisitions successfully and achieve enhanced earnings or effect cost savings;
•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	the ability to divest non-core businesses;
•	future rates of growth or decline in the Company’s core businesses;
•	competitive pressures in all markets in which the Company operates;
•	the Company’s ability to access debt and the capital markets and the ability of its counterparties to perform their contractual obligations under the Company’s lending and insurance agreements;

•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;
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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2015 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2015 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1: Legal Proceedings

On May 8, 2014 the Company received a Notice of Violation letter from the U.S. Environmental Protection Agency ("EPA") alleging that the Company’s distribution and sale of certain office products involving antimicrobial properties violated the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) because they constituted unregistered pesticides.  On March 28, 2015, the Company resolved the matter with the EPA by agreeing to the assessment of a civil penalty in an immaterial amount.

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

The terms of the proposed spinoffs and each entity’s stand-alone capital structure have not yet been determined. The Company’s preliminary plans are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Spinoff Transactions.” However, the final structure and terms of the transactions may not coincide with those set forth in this Quarterly Report on Form 10-Q.

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

There were no repurchases during the three months ended September 30, 2015.

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

Date: November 5, 2015