Form 10-K
period 2015-12-31
RR Donnelley & Sons Co
filed 2016-02-25
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-4694

R. R. DONNELLEY & SONS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 West Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code—(312) 326-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $1.25)	NASDAQ

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NASDAQ Stock Exchange—Composite Transactions) on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $3,607,975,994.

As of February 19, 2016, 208,766,693 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 19, 2016 are incorporated by reference into Part III of this Form 10-K.

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

Segment Descriptions

The Company’s segments and their product and service offerings are summarized below:

Publishing and Retail Services

The Publishing and Retail Services segment’s primary product offerings include magazines, catalogs, retail inserts, books, directories and packaging. The Publishing and Retail Services segment accounted for 22.4% of the Company’s consolidated net sales in 2015.

Variable Print

The Variable Print segment includes the Company’s U.S. short-run and transactional printing operations. This segment’s primary product offerings include commercial and digital print, office products, direct mail, labels, statement printing, forms and packaging. The Variable Print segment accounted for 33.4% of the Company’s consolidated net sales in 2015.

Strategic Services

The Strategic Services segment includes the Company’s logistics services, financial print products and related services, print management offerings, digital and creative solutions and book publishing. The Strategic Services segment accounted for 23.8% of the Company’s consolidated net sales in 2015.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s primary product and service offerings include magazines, catalogs, retail inserts, books, directories, direct mail, packaging, forms, labels, manuals, statement printing, commercial and digital print, logistics services and digital and creative solutions. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia. The International segment accounted for 20.4% of the Company’s consolidated net sales in 2015.

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

Proposed Spinoff Transactions

On August 4, 2015, the Company announced that its Board of Directors intends to create three independent public companies: (i) a financial communications services company with estimated 2015 net sales of approximately $1.0 billion (“Donnelley Financial Solutions”), (ii) a publishing and retail-centric print services company with estimated 2015 net sales of approximately $3.5 billion (“LSC Communications”), and (iii) a multichannel communications management company with estimated 2015 net sales of approximately $6.8 billion (“RR Donnelley & Sons Company”). Estimated 2015 net sales for each company reflects the elimination of intercompany transactions; as a result net sales for each company may differ on a standalone basis. Donnelley Financial Solutions is expected to consist of the Company’s current financial reporting unit of the Company’s Strategic Services segment.  LSC Communications is expected to consist of the Company’s current Publishing and Retail Services segment as well as the office products reporting unit from the Company’s Variable Print segment, substantially all of the operations currently within the Europe reporting unit of the Company’s International segment, certain Mexican operations currently within the Latin America reporting unit of the Company’s International segment and the co-mail and related list services operations currently within the logistics reporting unit of the Company’s Strategic Services segment.  RR Donnelley & Sons Company is expected to consist of the current Variable Print segment except for the office products reporting unit that will become part of LSC Communications, the logistics reporting unit within the current Strategic Services segment except for the operations that will become part of LSC Communications, the sourcing and digital and creative solutions reporting units within the current Strategic Services segment, and the current International segment except for substantially all of the Europe reporting unit and certain Mexican operations that will become part of LSC Communications. The transaction is expected to take the form of a tax-free distribution to RR Donnelley shareholders of shares of stock in two new, independent, publicly traded companies, Donnelley Financial Solutions and LSC Communications.

The transactions are subject to customary conditions, including obtaining rulings from the Internal Revenue Service and/or tax opinions, execution of inter-company agreements and final approval by the Company’s Board of Directors. The Company expects to complete the transactions in October 2016, but there can be no assurance that the transactions will be completed on the anticipated timeline or at all or that the terms of the transactions will not change.  See Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K for certain risk factors relating to the proposed transactions. The disclosures within Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this Annual Report on Form 10-K are on a consolidated Company basis, reflect the Company’s current operating and management structure, and do not take into account the proposed transactions.

Upon separation, the historical results of Donnelley Financial Solutions and LSC Communications will be presented as discontinued operations.

Business Acquisitions and Dispositions

2015 Acquisition

On June 8, 2015, the Company acquired Courier Corporation (“Courier”), a leader in digital printing and publishing primarily in the United States, specializing in educational, religious and trade books.

2015 Disposition

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

2013 Disposition

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France.

For further information on the above acquisitions and dispositions, see Note 2, Acquisitions and Dispositions, to the Consolidated Financial Statements.

Competitive Environment

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

Digital technologies have impacted printed retail inserts, magazines and catalogs as some advertiser spending has moved from print to electronic media. Electronic communication and transaction technology has eliminated or reduced the role of many traditional printed products and has continued to drive electronic substitution in directory and statement printing, in part driven by environmental concerns and cost pressures at key customers. In recent years the trend in e-book substitution has shifted and the publishing industry has experienced growth in consumer print book volume, while sales of e-books have declined. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments to offer customers innovative services and solutions that further secure the Company’s position as a technology leader in the industry.

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

The Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial. Additionally, to align with its long-term strategic goals, the Company announced that it intends to create three independent public companies and expects the transactions to be effective in October 2016. The proposed spinoff transactions will allow each of the businesses to pursue their own strategies and invest according to the unique dynamics of their respective industries. Refer to Business – Proposed Spinoff Transactions for further details regarding the proposed spinoff transactions.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday volume in catalogs, retail inserts and books. Partially offsetting this pattern, demand for financial print and related services is typically stronger in the first half of the year due to annual compliance requirements. As a result of the acquisition of Consolidated Graphics, which provides significant campaign-related printed products, quarterly and annual results may also be impacted by U.S. election cycles. These typical seasonal patterns can be impacted by overall trends in the U.S. and world economy. The seasonal pattern in 2015 was in line with historical patterns.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during 2015, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. The Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. Under the 2006 Postal Accountability and Enhancement Act, it had been anticipated that postage would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). However, on December 24, 2013, the Postal Regulatory Commission (the “PRC”) approved the United States Postal Service (“USPS”) Board of Governors’ request under the Exigency Provision in the applicable law for price increases of 4.3%. The exigent rate increase was approved as a surcharge in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all significant mail categories, effective January 26, 2014. On January 15, 2015, the USPS filed for a CPI rate increase of approximately 2.0%, which was approved by the PRC on May 7, 2015, and became effective May 31, 2015.  In January 2016, the USPS announced that the 4.3% exigency rate increase is expected to be eliminated in April 2016. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the USPS to offer innovative products and mail preparation services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services has been negatively impacted by increases in postal rates. The USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities and a possible suspension of Saturday service. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. Mail delivery services through the USPS accounted for approximately 43% of the Company’s logistics revenues during the year ended December 31, 2015.

Customers

For each of the years ended December 31, 2015, 2014 and 2013, no customer accounted for 10% or more of the Company’s consolidated net sales.

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

Employees

As of December 31, 2015, the Company had approximately 68,400 employees.

Available Information

The Company maintains an Internet website at www.rrdonnelley.com where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Human Resources and Governance, Responsibility & Technology Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.rrdonnelley.com, and will be provided, free of charge, to any shareholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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
•

successful execution of the proposed spinoffs of LSC Communications and Donnelley Financial Solutions and the ability of the Company, LSC Communications and Donnelley Financial Solutions to perform as expected as separate, independent entities;

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

Risks Relating to the Businesses of the Company

The proposed spinoffs of the Company’s Publishing and Retail Services Company and Financial Services Company may not be completed on the terms or timeline currently contemplated, if at all.

Unanticipated developments could delay, prevent or otherwise adversely affect the proposed spinoffs of LSC Communications and Donnelley Financial Solutions, including possible problems or delays in obtaining favorable rulings from the Internal Revenue Service or tax opinions, disruptions in general market conditions, or other developments.  In addition, consummation of the proposed transactions will require final approval from the Company’s Board of Directors. Therefore, the Company cannot assure that it will be able to complete the transactions on the terms or on the timeline that it announced, if at all.  Further, the Company could decide to consummate one of the spin-offs and not the other, depending on market conditions and other factors.

In order to position ourselves for the proposed spinoffs, we are actively pursuing structural and process realignment and restructuring actions within our operations. These actions could lead to disruption of our operations.  The Company will incur significant expenses in connection with the proposed spinoffs. In addition, completion of the proposed transactions will require significant amounts of management’s time and effort which may divert management’s attention from other aspects of the Company’s business operations.

If the proposed spinoffs are completed, they may not achieve the intended results.

If the proposed spinoff transactions are completed, the Company’s operational and financial profile will change upon the separation of LSC Communications and Donnelley Financial Solutions from the Company’s other businesses. As a result, the Company’s diversification of revenue sources will diminish, and the Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of the concentration of our business in the multichannel communications management industry. Further, shares of the Company’s common stock will represent an investment in a smaller company than in existence today. These changes may not meet some shareholders’ investment strategies, which could cause investors to sell their shares of the Company’s common stock. Excessive selling could cause the relative market price of the Company’s common stock to decrease following the consummation of the proposed spinoff transactions.

Further, the anticipated benefits to the Company of the proposed spinoff transactions are based on a number of assumptions, some of which may prove incorrect. Any such incorrect assumptions could adversely affect the Company’s business, results of operations or financial condition.

The terms of the spinoffs and the stand-alone capital structure of each entity have not been determined.

The terms of the proposed spinoffs and each entity’s stand-alone capital structure have not yet been determined. The Company’s preliminary plans are described in Business – Proposed Spinoff Transactions. However, the final capital structure and terms of the transactions may not coincide with those set forth in this Annual Report on Form 10-K.

Following the spinoffs, the price of the Company’s common stock may fluctuate significantly.

We cannot predict the prices at which the Company’s common stock may trade after the proposed spinoffs, the effect of the proposed spinoffs on the trading prices of the Company’s common stock or whether the market value of the Company’s common stock and the common stock of each of the new public companies held by a stockholder after the spinoffs will be, in the aggregate, less than, equal to or greater than the market value of the Company’s common stock held by such stockholder prior to the spinoffs.

The Company may be unable to hire and retain talented employees, including management, which may be exacerbated by the proposed spinoffs.

The Company’s success depends, in part, on its general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of the Company’s employees or the inability to attract, hire, develop, train and retain skilled personnel could have a serious negative effect on the Company. Various locations may encounter competition with other manufacturers for skilled labor. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices than the Company offers. In addition, many members of the Company’s management have significant industry experience that is valuable to the Company’s competitors. The Company enters into non-solicitation and, as appropriate, non-competition agreements with its executive officers, prohibiting them contractually from soliciting the Company’s customers and employees and from leaving and joining a competitor within a specified period.

Furthermore, although senior management for LSC Communications and Donnelley Financial Solutions to be in place following the proposed spinoffs has not yet been identified, one or more of our executive officers may serve in similar or different roles for either company upon the completion of the proposed spinoff transactions, upon which they would resign from their current role with us. If one or more members of the Company’s senior management team leave, due to the spinoffs or otherwise, and cannot be replaced with a suitable candidate quickly, the Company could experience difficulty in managing its business properly, which could harm business prospects and the Company’s consolidated results of operations.

The Proposed Spinoff Transactions, if Consummated, Could Result in Significant Tax Liability.

We expect to obtain an opinion from our outside legal counsel substantially to the effect that, among other things, the distributions in connection with the proposed spinoff transactions will qualify as tax-free distributions under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The opinion will not be binding on the IRS or the courts. Additionally, we have applied for a private letter ruling from the IRS concluding that certain limited aspects of the distributions will not prevent the distributions from satisfying certain requirements for tax-free treatment under the Code. The opinion and the private letter ruling will rely on customary factual representations and assumptions, which if incorrect or inaccurate may jeopardize the ability to rely on such opinion and letter ruling.

If either or both of the distributions do not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the common stock of such spun-off entity in a taxable sale for its fair value. In that case, it is expected that RR Donnelley shareholders would be subject to tax as if they had received a distribution equal to the fair value of the spun-off entity’s common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of our earnings and profits, then as a non-taxable return of capital to the extent of each holder’s tax basis in its Company common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to RR Donnelley shareholders and us would be substantial if this were to occur.

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

Uncertainty and volatility in global financial markets may cause financial institutions to fail, may cause lenders to reduce lending or may cause investors to reinvest in assets that are considered less risky. The failure of a financial institution that supports the Company’s existing credit agreement would reduce the size of its committed facility unless a replacement institution were added.   Furthermore, the Company expects to revise its existing financing structure to consummate the proposed spinoff transactions, including through refinancing or debt tender or exchange transactions.  Any potential capital markets transaction will be dependent on market conditions, which may result in the Company receiving financing on terms less favorable to the Company than its existing financings.  Further, the Company expects LSC Communications and Donnelley Financial Solutions will rely on access to credit and the capital markets immediately prior to consummation of the spinoff transactions to raise capital to refinance existing Company obligations or to finance their ongoing business needs, and the inability to obtain financing on commercially reasonable terms or at all may alter, hinder or prevent the consummation of the spinoff transactions.

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

Although the Credit Agreement is subject to a number of negative and financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio, and covenants that restrict the Company’s ability to incur additional indebtedness, engage in mergers and acquisitions, pay dividends and make other distributions to the holders of the Company’s equity securities, and dispose of certain assets, the indentures governing the Company’s outstanding notes and debentures do not contain financial or operating covenants or restrictions on the incurrence of indebtedness, the payment of dividends or making other distributions, or the disposition of certain assets. In addition, the limited covenants applicable to the notes and debentures do not require the Company to achieve or maintain any minimum financial results relating to its financial position or results of operations.

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

Fluctuations in the costs of paper, ink, energy, by-products and other raw materials may adversely impact the Company.

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

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. As experienced in prior years, declines in the market value of the securities held by the plans coupled with low interest rates have substantially reduced, and in the future could further reduce, the funded status of the plans. These reductions have increased the level of expected required pension and other postretirement benefits plan contributions in future years. Market conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which could partially mitigate or worsen the effects of lower asset returns. If adverse market conditions were to continue for an extended period of time, the Company’s costs and required cash contributions associated with pension and other postretirement benefits plans may substantially increase in future periods.

There are risks associated with operations outside the United States.

The Company has significant operations outside the United States. Revenues from the Company’s operations in geographic regions outside the United States accounted for approximately 21% of the Company’s consolidated net sales for the year ended December 31, 2015. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which the Company operates. The volatile economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which the Company has operations.

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

The markets for the majority of the Company’s product categories are highly fragmented and the Company has a large number of competitors. Management believes that excess capacity in the Company’s markets has caused downward price pressure and that this trend is likely to continue. In addition, consolidation in the markets in which the Company competes may increase competitive price pressures due to competitors lowering prices.

The substitution of electronic delivery for printed materials may continue to adversely affect the Company’s businesses.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Consumers continue to accept electronic substitution in directory and statement printing and are replacing traditional reading of print materials with online, hosted media content or e-reading devices. The extent to which consumers will continue to accept electronic delivery is uncertain and it is difficult to predict future rates of acceptance of these alternatives. Electronic delivery has negatively impacted the Company’s products, such as directories, books, forms and statement printing. Digital technologies have also impacted printed magazines, catalogs and retail inserts, as some advertising spending has moved from print to electronic media. To the extent that consumers, customers and regulators continue to accept these alternatives, the Company’s products will be adversely affected.

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

Many of the Company’s customers are subject to rules and regulations requiring certain printed or electronic communications, governing the form of such communications and protecting the privacy of consumers. Changes in these regulations may impact customers’ business practices and could reduce demand for the Company’s products and services. Changes in such regulations could eliminate the need for certain types of communications altogether or such changes may impact the quantity or format of such communications.

Changes in postal rates, regulations and delivery structure may adversely impact demand for the Company’s products and services.

Postal costs are a significant component of many of the Company’s customers’ cost structures and postal rate changes can influence the number of pieces and types of mailings that the Company’s customers mail. On December 24, 2013, the PRC approved the USPS Board of Governors’ request for an exigent price increase of 4.3%. The exigent rate increase was approved as a surcharge in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all significant mail categories, effective January 26, 2014. On January 15, 2015, the USPS filed for a CPI rate increase of approximately 2.0%, which was approved by the PRC on May 7, 2015, and became effective May 31, 2015. In January 2016, the USPS announced that the 4.3% exigency rate increase is expected to be eliminated in April 2016. In addition, the USPS has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery. The USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities and a possible suspension of Saturday service. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. If implemented, such changes could impact customers’ ability or willingness to communicate by mail. Declines in print volumes mailed would have an adverse effect on the Company’s business.

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

ITEM 2.   PROPERTIES

The Company’s corporate office is located in leased office space in Chicago, Illinois. As of December 31, 2015, the Company leased or owned 368 U.S. facilities, some of which had multiple buildings and warehouses, and these U.S. facilities encompassed approximately 42.9 million square feet. The Company leased or owned 137 international facilities, some of which had multiple buildings and warehouses, encompassing approximately 10.1 million square feet in Canada, Latin America, Europe and Asia. Of the Company’s U.S. and international facilities, approximately 31.5 million square feet of space was owned, while the remaining 21.5 million square feet of space was leased.

ITEM 3.   LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience
Thomas J. Quinlan, III 53, President and Chief Executive Officer	2004

Served as RR Donnelley’s President and Chief Executive Officer since April 2007. Prior to this, served as Group President, Global Services since October 2006 and Chief Financial Officer since April 2006. Prior to this, served as Executive Vice President, Operations since February 2004.

Suzanne S. Bettman 51, Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	2004

Served as RR Donnelley’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since January 2007. Served previously as Senior Vice President, General Counsel since March 2004.

Andrew B. Coxhead 47, Senior Vice President and Chief Accounting Officer	2007

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

Daniel L. Knotts 51, Chief Operating Officer	2007

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

Daniel N. Leib 49, Executive Vice President and Chief Financial Officer	2009

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

As of February 19, 2016, there were 6,994 stockholders of record of the Company’s common stock. Quarterly closing prices of the Company’s common stock, as reported on the NASDAQ, and dividends paid per share during the years ended December 31, 2015 and 2014, are contained in the chart below:

			Closing Common Stock Prices
	Dividends Paid		2015		2014
	2015	2014	High	Low	High	Low
First Quarter	$0.26	$0.26	$19.69	$15.66	$20.38	$17.15
Second Quarter	0.26	0.26	20.13	17.43	18.30	15.10
Third Quarter	0.26	0.26	18.00	14.31	17.82	15.85
Fourth Quarter	0.26	0.26	17.22	14.40	17.70	15.02

The Credit Agreement generally allows annual dividend payments of up to $225.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. For more detail refer to the Credit Agreement and its amendments filed as exhibits to this Annual Report on Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no repurchases of equity securities during the three months ended December 31, 2015.

EQUITY COMPENSATION PLANS

For information regarding equity compensation plans, see Item 12 of Part III of this Annual Report on Form 10-K.

PEER PERFORMANCE TABLE

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested, and an initial investment of $100 on December 31, 2010. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

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

Comparison of Five-Year Cumulative Total Return Among RR Donnelley, S&P 500 Index and Peer Group*

	Base Period	Fiscal Years Ended December 31,
Company Name/Index	2010	2011	2012	2013	2014	2015
RR Donnelley	100	87.91	60.16	146.75	129.15	120.05
Standard & Poor's 500	100	102.11	118.45	156.82	178.29	180.75
Peer Group	100	104.43	128.27	198.68	223.29	234.74

Below are the specific companies included in the peer group.

*Peer Group Companies
A.H. Belo Corp.	McClatchy Co.
American Greetings(a)	McGraw-Hill Financial Inc.(b)
Deluxe Corp.	Media General Inc.
Scripps (E.W.) Co.	Meredith Corp.
Gannett Co.	New York Times Co.
Graham Holdings Co.	Scholastic Corp.
Journal Communications Inc.	John Wiley & Sons Co.
__________________
(a)	American Greetings was included through August 9, 2013, when American Greetings went private.
(b)	Name change from the McGraw-Hill Companies

Consolidated Graphics Inc. was acquired by RR Donnelley on January 31, 2014, and as a result has been excluded from the peer group.

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per share data)

	2015	2014	2013	2012	2011
Net sales	$11,256.8	$11,603.4	$10,480.3	$10,221.9	$10,611.0
Net earnings (loss) attributable to RR Donnelley common shareholders	151.1	117.4	211.2	(651.4)	(122.6)
Net earnings (loss) attributable to RR Donnelley common shareholders per diluted share	0.73	0.59	1.15	(3.61)	(0.63)
Total assets	7,279.3	7,608.8	7,205.1	7,240.4	8,262.0
Long-term debt	3,188.3	3,398.6	3,553.9	3,397.9	3,397.1
Cash dividends per common share	1.04	1.04	1.04	1.04	1.04

Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

	Pre-tax	After-tax
Year ended December 31, 2015
Restructuring, impairment and other charges – net	$122.6	$91.5
Loss on Venezuela currency remeasurement	30.3	17.0
Loss primarily related to the disposal of the Venezuelan operating entity	15.7	15.7
Acquisition-related expenses	14.3	13.7
Purchase accounting inventory adjustments	10.8	6.6
Spinoff-related transaction expenses	13.6	9.3
Gain from the sale of one of the Company’s affordable housing investments	(3.9)	(2.4)
Loss from the impairment of the Company’s investment in the Brazilian operations of Courier	2.8	2.8
Loss from the impairment of an equity investment	1.3	1.3
Tax expense due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment	—	6.0

	Pre-tax	After-tax
Year ended December 31, 2014
Restructuring, impairment and other charges - net	$133.7	$97.0
Pension settlement charges	95.7	58.4
Loss on debt extinguishment	77.1	49.8
Net loss on Venezuela currency remeasurement	18.4	8.2
Loss on bankruptcy liquidation of RRDA, a subsidiary of RR Donnelley	16.4	14.2
Purchase accounting inventory adjustments	14.3	9.1
Net gain on sale of Journalism Online and GRES	(10.4)	(6.4)
Net gain on bargain purchase of Esselte	(9.5)	(9.5)
Acquisition-related expenses	8.6	6.9
Gain from the sale of the Company's shares of a previously impaired equity investment	(3.0)	(1.9)
Loss from the impairment of an equity investment	1.3	0.8
Tax benefit related to the decline in value of an entity within the Strategic Services segment	—	(15.2)

	Pre-tax	After-tax
Year ended December 31, 2013
Restructuring, impairment and other charges – net	$133.5	$88.2
Loss on debt extinguishment	81.9	53.9
Loss on the disposal of MRM France direct mail business in the International segment	17.9	12.3
Acquisition-related expenses	5.9	5.2
Loss from the impairment of equity investments	5.5	3.6
Net loss on Venezuela currency remeasurement	3.2	1.0
Tax benefit related to the decline in value and reorganization of certain entities within the Publishing and Retail Services segment	—	(58.5)
Tax benefit for previously unrecognized tax benefits related to the resolution of certain U.S. federal uncertain tax positions	—	(7.2)

	Pre-tax	After-tax
Year ended December 31, 2012
Restructuring, impairment and other charges – net	$1,118.5	$981.9
Loss on debt extinguishment	16.1	10.6
Loss from the impairment of an equity investment	4.1	2.6
Gain on pension curtailment	(3.7)	(2.8)
Acquisition-related expenses	2.5	2.2
Valuation allowance provision on certain deferred tax assets in Latin America	—	32.7
Tax benefit for previously unrecognized tax benefits related to the expected resolution of certain federal tax matters	—	(26.1)
Tax benefit related to the decline in value and reorganization of certain entities within the International segment	—	(22.4)
Tax provision related to certain foreign earnings no longer considered to be permanently reinvested	—	11.0

	Pre-tax	After-tax
Year ended December 31, 2011
Restructuring, impairment and other charges – net	$667.8	$532.8
Loss on debt extinguishment	69.9	44.1
Gain on pension curtailment	(38.7)	(24.3)
Contingent consideration earned by the prior owners of an acquired business	15.3	9.7
Gain on the Helium investment	(9.8)	(9.5)
Acquisition-related expenses	2.2	2.0
Recognition of income tax benefits due to the expiration of U.S. federal statutes of limitations for certain years	—	74.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

2015 OVERVIEW

Net sales decreased by $346.6 million, or 3.0%, in 2015 compared to 2014. On a pro forma basis, the Company’s net sales decreased by approximately $653.6 million, or 5.4% (see Note 2, Acquisitions and Dispositions, to the Consolidated Financial Statements). There was a $251.0 million, or 2.2%, decrease due to changes in foreign exchange rates. In addition to the impact of foreign exchange rates, the net sales decrease was due to volume declines in the Publishing and Retail Services and Variable Print segments, an $85.2 million, or 0.7%, decrease due to the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity, an $80.0 million, or 0.7%, decrease due to a decline in pass-through paper sales, a decrease in fuel surcharges in the Strategic Services segment and price pressures.  The decreases were partially offset by the acquisition of Courier and increases in volume in the Strategic Services segment.

The Company continues to take actions across all platforms to reduce its cost structure and enhance productivity. During the year ended December 31, 2015, the Company realized cost savings from restructuring activities, including the reorganization of administrative and support functions across all segments as well as continuing facility consolidations and reorganizations across platforms. Additionally, cost savings were realized as a result of synergies from the acquisitions of Consolidated Graphics, Esselte and Courier and lower incentive compensation expense.

Net cash provided by operating activities for the year ended December 31, 2015 was $652.0 million as compared to $722.7 million for the year ended December 31, 2014. The decrease in net cash provided by operating activities reflected the timing of payments for employee-related liabilities and higher payments for incentive compensation costs and taxes, partially offset by lower pension and other postretirement benefit plan contributions.

During the year ended December 31, 2015, the Company announced that it intends to spin off two new independent public companies as described in more detail in Item 1, Business – Proposed Spinoff Transactions, of Part I of this Annual Report on Form 10-K. In connection with the proposed spinoff transactions, the Company incurred $13.6 million of spinoff-related transaction expenses during the year ended December 31, 2015. The Company expects to incur a significant amount of spinoff-related transaction and transition expenses in 2016, including information technology, consulting, real estate, finance and other incremental expenses. The disclosures within this Management’s Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated basis, reflect the Company’s current operating and management structure and do not take into account the proposed transactions.

2015 Financial Performance

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the year ended December 31, 2015, from the year ended December 31, 2014, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the year ended December 31, 2014	$515.9	4.4%	$117.4	$0.59
2015 restructuring, impairment and other charges - net	(122.6)	(1.1%)	(91.5)	(0.44)
2014 restructuring, impairment and other charges - net	133.7	1.2%	97.0	0.49
Spinoff-related transaction expenses	(13.6)	(0.1%)	(9.3)	(0.04)
Acquisition-related expenses	(5.7)	0.0%	(6.8)	(0.04)
Purchase accounting inventory adjustments	3.5	0.0%	2.5	0.02
Pension settlement charges	95.7	0.8%	58.4	0.29
Loss on debt extinguishment	—	—	49.8	0.25
Net loss on disposals of businesses	—	—	(22.1)	(0.11)
Loss on bankruptcy of subsidiary	—	—	14.2	0.07
Gain on bargain purchase	—	—	(9.5)	(0.05)
Venezuela currency remeasurement	—	—	(8.8)	(0.04)
Net loss on investments	—	—	(2.8)	(0.01)
Income tax adjustments	—	—	(21.2)	(0.11)
Operations	(19.5)	0.0%	(16.2)	(0.14)
For the year ended December 31, 2015	$587.4	5.2%	$151.1	$0.73

2015 restructuring, impairment and other charges - net: included pre-tax charges of $44.3 million for employee termination costs; $24.6 million of other charges, primarily for integration charges related to the Courier acquisition; $18.0 million for the impairment of goodwill in the Europe and Latin America reporting units, respectively, within the International segment; $17.6 million of lease termination and other restructuring costs; $11.9 million for the impairment of intangible assets, substantially all related to acquired customer relationship intangible assets; and $6.2 million for net impairment charges of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

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

Spinoff-related transaction expenses: included pre-tax charges of $13.6 million ($9.3 million after-tax) related to consulting, tax advice, legal and other expenses for the year ended December 31, 2015 associated with the proposed spinoff transactions.

Acquisition-related expenses: included pre-tax charges of $14.3 million ($13.7 million after-tax) related to legal, accounting and other expenses for the year ended December 31, 2015 associated with completed or contemplated acquisitions. For the year ended December 31, 2014, these pre-tax charges were $8.6 million ($6.9 million after-tax).

Purchase accounting inventory adjustments: included pre-tax charges of $10.8 million ($6.6 million after-tax) for the year ended December 31, 2015 as a result of inventory purchase accounting adjustments for Courier. For the year ended December 31, 2014, these pre-tax charges were $14.3 million ($9.1 million after-tax) as a result of inventory purchase accounting adjustments for Consolidated Graphics and Esselte.

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

Net loss on disposals of businesses: included a pre-tax loss of $15.7 million ($15.7 million after-tax) for the year ended December 31, 2015, primarily related to the disposal of the Venezuelan operating entity in the International segment. For the year ended December 31, 2014, these pre-tax charges included a gain on the sale of Journalism Online of $11.2 million ($6.9 million after-tax), offset by a loss on the disposal of GRES in the International segment of $0.8 million ($0.5 million after-tax).

Loss on bankruptcy of subsidiary: included a pre-tax loss of $16.4 million ($14.2 million after-tax) for the year ended December 31, 2014 as a result of the bankruptcy liquidation of RRDA, a subsidiary of RR Donnelley.

Gain on bargain purchase: acquisition of Esselte resulted in a pre-tax gain of $9.5 million ($9.5 million after-tax) for the year ended December 31, 2014.

Venezuela currency remeasurement: currency remeasurement in Venezuela and the related impact of the devaluation resulted in a pre-tax loss of $30.3 million ($27.5 million after-tax) for the year ended December 31, 2015, of which $10.5 million was included in loss attributable to noncontrolling interests. For the year ended December 31, 2014, currency remeasurement in Venezuela resulted in a pre-tax loss, net of foreign exchange gains, of $18.4 million ($13.8 million after-tax), of which $5.6 million was included in loss attributable to noncontrolling interests.

Net loss on investments: included a pre-tax gain of $3.9 million ($2.4 million after-tax) resulting from the sale of one of the Company’s affordable housing investments, a pre-tax loss of $2.8 million ($2.8 million after-tax) resulting from the impairment of the Company’s investment in the Brazilian operations of Courier and a pretax loss of $1.3 million ($1.3 million after-tax) for the impairment of an equity investment during the year ended December 31, 2015.  The year ended December 31, 2014 included a pre-tax gain of $3.0 million ($1.9 million after-tax) resulting from the sale of the Company’s shares of a previously impaired equity investment offset by a pre-tax loss of $1.3 million ($0.8 million after-tax) from the impairment of an equity investment.

Income tax adjustments: for the year ended December 31, 2015, tax expense of $6.0 million was recorded due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment. For the year ended December 31, 2014, income tax adjustments includes a tax benefit related to the decline in value of an entity, within the Strategic Services segment, of $15.2 million.

Operations: reflected volume declines in the Publishing and Retail Services and Variable Print segments, price pressures and wage and other inflation in the International segment, partially offset by lower incentive compensation expense, the acquisition of Courier, lower depreciation and amortization expense, cost control initiatives resulting from the integration of Consolidated Graphics and Esselte and the reorganization of certain operations, and an increase in volume due to the acquisitions of Consolidated Graphics and Esselte.

OUTLOOK

Vision and Strategy

RR Donnelley works with its customers to create, manage, deliver and optimize their multi-channel communications strategies. The Company has and will continue to develop its creative and design, content management, digital and print production, supply chain management and distribution services to address its customers’ evolving needs.  While the proposed spinoff transactions are expected to enable each company to pursue more tailored strategies, the Company is continuing to pursue its core strategic objectives.  After completion of the proposed spinoff transactions, management expects LSC Communications and Donnelley Financial Solutions to pursue their own, more tailored, strategies and invest according to the unique dynamics of their respective industries. The Company’s remaining business is expected to be better positioned to continue its focus on further developing its industry leading customized multi-channel communications offerings.

The Company’s global platform provides differentiated solutions for its customers through its broad range of complementary communications services, strong logistics capabilities, and its innovative leadership in both conventional print and digital technologies. This platform has enabled RR Donnelley to develop strong customer relationships, and the Company is focused on expanding these relationships to a broader range of its offerings. The Company will invest to expand its capabilities in order to make it easier for customers to manage their full range of communication needs.

Management believes productivity improvement and cost reduction are critical to the Company’s continued competitiveness, and the flexibility of its platform enhances the value the Company delivers to its customers. The Company continues to implement strategic initiatives across all platforms to reduce its overall cost structure and enhance productivity, including restructuring, consolidation, reorganization and integration of operations and streamlining of administrative and support activities.

The Company seeks to deploy its capital using a balanced approach in order to ensure financial flexibility and provide returns to shareholders. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, distributions to shareholders, targeted acquisitions and capital expenditures. The Company believes that a strong financial condition is important to customers focused on establishing or growing long-term relationships. The Company also expects to make targeted acquisitions that extend its capabilities, drive cost savings and reduce future capital spending needs.

Management uses several key indicators to gauge progress toward achieving these objectives. These indicators include organic sales growth, operating margins, cash flow from operations and capital expenditures. The Company targets long-term net sales growth at or above industry levels, while managing operating margins by achieving productivity improvements that offset the impact of price declines and cost inflation.  Cash flows from operations are targeted to be stable over time, however, cash flows from operations in any given year can be significantly impacted by the timing of non-recurring or infrequent receipts and expenditures, the level of required pension and other postretirement benefits plan contributions and the impact of working capital management efforts.

The Company faces many challenges and risks as a result of competing in highly competitive global markets. Refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K for further discussion.

2016 Outlook

As discussed in Item 1, Business – Proposed Spinoff Transactions, of Part I of this Annual Report on Form 10-K, the Company expects its proposed spinoff transactions to be effective in October 2016. However, the 2016 outlook below reflects the Company’s current operating and management structure and does not take into account the proposed transactions.

In 2016, the Company expects net sales to increase slightly as compared to 2015 driven by the acquisition of Courier, as well as organic growth across certain product and service offerings primarily in the Strategic Services and International segments that are expected to more than offset the anticipated continuing volume declines and price pressures in the Publishing and Retail Services segment and slight volume declines in the Variable Print segment. The sales growth in the International segment is expected to be partially offset by the negative impact of fluctuations in foreign exchange rates. The highly competitive market conditions and unused industry capacity will continue to put price pressure on both transactional work and contract renewals across all segments. The Company’s outlook assumes that the U.S. economy will grow modestly in 2016, with a decline in growth expected in developing countries. The Company will continue to leverage its customer relationships in order to provide a larger share of its customers’ communications needs. In addition, the Company expects to continue cost control and productivity initiatives, including selected facility consolidations.

The Company initiated several restructuring actions in 2015 and 2014 to further reduce the Company’s overall cost structure. These restructuring actions included the closures of four manufacturing facilities during 2015 as well as the reorganization of certain operations. These and future cost reduction actions are expected to have a positive impact on operating earnings in 2016 and in future years. In addition, the Company expects to identify other cost reduction opportunities and possibly take further actions in 2016, which may result in significant additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, by utilizing the Company’s credit facilities.

Cash flows from operations in 2016 are expected to benefit from increased operating cash flow from the acquisition of Courier and improved profitability driven by organic net sales growth. The expected increases in cash flows are expected to be more than offset by payments for spinoff-related transaction and transition expenses. The Company expects capital expenditures to be in the range of $200 million to $225 million in 2016.

The Company’s pension and other postretirement benefits plans were underfunded by $510.7 million and $169.6 million, respectively, as of December 31, 2015, as reported on the Company’s Consolidated Balance Sheets and further described in Note 11, Retirement Plans, to the Consolidated Financial Statements. Governmental regulations for measuring pension plan funded status differ from those required under accounting principles generally accepted in the United States of America (“GAAP”) for financial statement preparation. Based on the plans’ regulatory funded status, required contributions in 2016 under all pension and other postretirement benefits plans are expected to be approximately $25.0 million to $30.0 million, which is consistent with contributions made in 2015 of $25.6 million.

During the fourth quarter of 2015, the Company communicated to retirees the option to receive a lump-sum pension payment or annuity with payments beginning in the second quarter of 2016. To the extent eligible individuals elect the option to receive a lump-sum pension payment or annuity, the Company’s pension obligations will be reduced. The Company expects to record a significant non-cash settlement charge in 2016 in connection with the settlement payments. The amount of this charge will depend on how many individuals elect the option to receive a lump-sum pension payment or annuity, as well as the discount rate and asset values on the settlement date. The Company estimates the settlement charge to be approximately $90.0 million to $140.0 million assuming 20% to 30% of individuals elect the option to receive a lump sum pension payment or annuity.

In connection with the proposed spinoff transactions, the Company expects to incur a significant amount of spinoff-related transaction and transition expenses in 2016, including information technology, consulting, real estate, finance and other incremental expenses. Refer to Item 1, Business – Proposed Spinoff Transactions, of Part I of this Annual Report on Form 10-K for further details regarding the proposed spinoff transactions.

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

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit.  As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on these interim assessments, the Company recognized non-cash charges of $13.7 million and $4.3 million during the third quarter of 2015 for the impairment of goodwill in the Europe and Latin America reporting units, respectively, both of which are within the International segment. The goodwill impairment charge in the Europe reporting unit was due to the announced reorganization of certain operations which resulted in a reduction in the estimated fair value of the reporting unit based on lower expectations of future revenue, profitability and cash flows as compared to the expectations as of the October 31, 2014 annual goodwill impairment test. As of December 31, 2015, the Europe and Latin America reporting units had no remaining goodwill. Based on the interim assessments, management concluded that other than the goodwill impairments recognized in the Europe and Latin America reporting units, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

As of October 31, 2015, eleven reporting units had goodwill. The magazines, catalogs and retail inserts, directories, forms, sourcing, business process outsourcing, Europe, Latin America and Canada reporting units had no goodwill as of October 31, 2015. The reporting units with goodwill were reviewed for impairment using either a qualitative or quantitative assessment.

Qualitative Assessment for Impairment

The Company performed a qualitative assessment for the Asia reporting unit to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying value. In performing this analysis, the Company considered various factors, including the effect of market or industry changes and the reporting unit’s actual results compared to projected results. In addition, management considered how other key assumptions used in the October 31, 2014 annual goodwill impairment test could be impacted by changes in market conditions and economic events.

As part of the qualitative review of impairment, management analyzed the potential changes in fair value of the Asia reporting unit based on its operating results for the ten months ended October 31, 2015 compared to expected results. As of October 31, 2014, the estimated fair value of the Asia reporting unit exceeded its carrying value by approximately 80.2%, according to a valuation performed by a third-party appraisal firm.

Based on its qualitative assessment, management concluded that as of October 31, 2015, it was more likely than not that the fair values of the Asia reporting unit was greater than its carrying values. The goodwill balance of the Asia reporting unit was $57.3 million as of October 31, 2015.

Quantitative Assessment for Impairment

For the remaining ten reporting units with goodwill, a two-step method was used for determining goodwill impairment. In the first step (“Step One”), the Company compared the estimated fair value of each reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeded the estimated fair value, the second step (“Step Two”) is completed to determine the amount of the impairment charge. Step Two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment charge. The results of Step One of the goodwill impairment test as of October 31, 2015, indicated that the estimated fair values for all ten reporting units exceeded their respective carrying values. Therefore, the Company did not perform Step Two for any of the reporting units.

As part of its impairment test for these reporting units, the Company engaged a third-party appraisal firm to assist in the Company’s determination of the estimated fair values. This determination included estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit.

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

As a result of the 2015 annual goodwill impairment test, the Company did not recognize any goodwill impairment charges as the estimated fair values of all reporting units exceeded their respective carrying values.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) or “failed” (the carrying value exceeds fair value) Step One of the goodwill impairment test. Ten reporting units passed Step One, with fair values that exceeded the carrying values by between 17% and 297% of their respective estimated fair values. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing Step One.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units failing Step One of the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rates for the reporting units with operations primarily located in the U.S. ranged from 8.0% to 8.5% as of October 31, 2015. The estimated discount rate for a reporting unit with operations primarily in foreign locations was 11.0%. A 1.0% increase in estimated discount rates would have resulted in no reporting units failing Step One. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. During the year ended December 31, 2015, the Company recognized non-cash impairment charges of $11.9 million, including $9.2 million and $2.2 million related to the impairment of certain acquired customer relationship intangible assets in the labels reporting unit within the Variable Print segment and the Latin America reporting unit within the International segment, respectively.  The impairment of the customer relationship intangible assets resulted from lower expectations of future revenue to be derived from those relationships. In addition, the Company recognized non-cash impairment charges of $10.3 million during the year ended December 31, 2015, related to machinery and equipment, buildings and land, primarily as a result of restructuring activities.

Pension and Other Postretirement Benefits Plans

The Company records annual income and expense amounts relating to its pension and other postretirement benefits plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return, turnover rates, health care cost trend rates and compensation increases. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss). The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The discount rates for pension benefits at December 31, 2015 and 2014 were 4.5% and 4.1%, respectively. The discount rates for other postretirement benefits plans at December 31, 2015 and 2014 were 4.2% and 3.9%, respectively.

As of December 31, 2015, the Company changed the method used to estimate the interest cost components of net pension and other postretirement benefits plan expense for its defined benefit pension and other postretirement benefit plans. Historically, the interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these interest components of net pension and other postretirement benefits plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change does not affect the measurement and calculation of the Company’s total benefit obligations. The Company has accounted for this change as a change in estimate and accordingly has accounted for it prospectively starting in the first quarter of 2016. The reduction in the interest cost components of net pension and other postretirement benefits plan expense for 2016 associated with this change in estimate is approximately $34.0 million.

A one-percentage point change in the discount rates at December 31, 2015 would have the following effects on the accumulated benefit obligation and projected benefit obligation:

Pension Plans

	1.0% Increase	1.0% Decrease
	(in millions)
Accumulated benefit obligation	$(468.8)	$573.9
Projected benefit obligation	(471.8)	577.3

Other Postretirement Benefits Plans

	1.0% Increase	1.0% Decrease
	(in millions)
Accumulated benefit obligation	$(36.1)	$43.4

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the primary U.S. pension plan was approximately 60.0% for return seeking investments and approximately 40.0% for hedging investments. The expected long-term rate of return on plan assets assumption used to calculate net pension and other postretirement benefits plan expense in 2015 was 7.50% and 7.25%, respectively, for the Company’s major U.S. pension and other postretirement benefits plans. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension and other postretirement benefits plan expense in 2016 is 7.25% for both of the Company’s major U.S. pension and other postretirement benefits plans.

A 0.25% change in the expected long-term rate of return on plan assets at December 31, 2015 would have the following effects on 2015 and 2016 pension and other postretirement benefit plan (income)/expense:

	0.25% Increase	0.25% Decrease
	(in millions)
2015
U.S. pension plans	$(7.5)	$7.5
Other postretirement benefit plans	(0.5)	0.5

2016
U.S. pension plans	$(7.7)	$7.7
Other postretirement benefit plans	(0.5)	0.5

The Company also maintains several pension plans in international locations. The expected returns on plan assets and discount rates for those plans are determined based on each plan’s investment approach, local interest rates and plan participant profiles.

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

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2015 and 2014, valuation allowances of $233.5 million and $257.8 million, respectively, were recorded in the Company’s Consolidated Balance Sheets.

Deferred U.S. income taxes and foreign taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $4.3 million as of December 31, 2015 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

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

Restructuring

The Company records restructuring charges when liabilities are incurred as part of a plan approved by management with the appropriate level of authority for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. Total restructuring charges were $61.9 million for the year ended December 31, 2015. The restructuring liabilities might change in future periods based on several factors that could differ from original estimates and assumptions. These include, but are not limited to: contract settlements on terms different than originally expected; ability to sublease properties based on market conditions at rates or on timelines different than originally estimated; or changes to original plans as a result of acquisitions. Such changes might result in reversals of or additions to restructuring charges that could affect amounts reported in the Consolidated Statements of Operations of future periods.

Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s past collection experience. The allowance for doubtful accounts receivable was $41.5 million and $44.3 million at December 31, 2015 and 2014, respectively. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future, if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

Share-Based Compensation

The amount of expense recognized for share-based awards is determined by the Company’s estimates of several factors, including expected performance compared to target for performance share units, future forfeitures of awards, expected volatility of the Company’s stock and the average life of options prior to expiration. The total compensation expense related to all share-based compensation plans was $17.3 million for the year ended December 31, 2015. See Note 17, Stock and Incentive Programs for Employees, to the Consolidated Financial Statements for further discussion.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

The following table shows the results of operations for the years ended December 31, 2015 and 2014, which reflects the results of acquired businesses from the relevant acquisition dates:

	2015	2014	$ Change	% Change
	(in millions, except percentages)
Products net sales	$9,323.6	$9,715.2	$(391.6)	(4.0%)
Services net sales	1,933.2	1,888.2	45.0	2.4%
Total net sales	11,256.8	11,603.4	(346.6)	(3.0%)
Products cost of sales (exclusive of depreciation and amortization)	7,282.3	7,581.6	(299.3)	(3.9%)
Services cost of sales (exclusive of depreciation and amortization)	1,510.5	1,471.2	39.3	2.7%
Total cost of sales	8,792.8	9,052.8	(260.0)	(2.9%)
Products gross profit	2,041.3	2,133.6	(92.3)	(4.3%)
Services gross profit	422.7	417.0	5.7	1.4%
Total gross profit	2,464.0	2,550.6	(86.6)	(3.4%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,300.0	1,427.0	(127.0)	(8.9%)
Restructuring, impairment and other charges-net	122.6	133.7	(11.1)	(8.3%)
Depreciation and amortization	454.0	474.0	(20.0)	(4.2%)
Income from operations	$587.4	$515.9	$71.5	13.9%

Consolidated

Net sales of products for the year ended December 31, 2015 decreased $391.6 million, or 4.0%, to $9,323.6 million versus the same period in 2014, including a $215.5 million, or 2.2% decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower volume in the Publishing and Retail Services and Variable Print segments, an $85.2 million, or 0.9%, decrease due to the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity, an $80.0 million, or 0.8%, decrease due to a decline in pass-through paper sales and price pressures, partially offset by the acquisitions of Courier, Esselte and Consolidated Graphics.

Net sales from services for the year ended December 31, 2015 increased $45.0 million, or 2.4%, to $1,933.2 million versus the same period in 2014, including a $35.5 million, or 1.9%, decrease due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in the Strategic Services segment, primarily driven by the logistics reporting unit.

Products cost of sales decreased $299.3 million, but increased 0.1% as a percentage of net sales of products for the year ended December 31, 2015 versus the same period in the prior year. Products cost of sales decreased primarily due to lower volume in the Publishing and Retail Services and Variable Print segments, the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity, lower incentive compensation expense and cost control initiatives, partially offset by the acquisitions of Courier, Esselte and Consolidated Graphics and wage and other inflation in the International segment.

Services cost of sales increased $39.3 million, or 0.2% as a percentage of net sales from services for the year ended December 31, 2015 versus the same period in the prior year. Services cost of sales increased primarily due to higher volume in the Strategic Services segment driven by the logistics reporting unit and increased transportation costs, partially offset by cost control initiatives.

Products gross profit decreased $92.3 million to $2,041.3 million for the year ended December 31, 2015 versus the same period in 2014 primarily due to volume declines in the Publishing and Retail Services and Variable Print segments, the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity, price pressures and wage and other inflation in the International segment, partially offset by the acquisitions of Courier, Consolidated Graphics and Esselte and cost control initiatives. Products gross margin decreased slightly from 22.0% to 21.9%, reflecting price pressures and wage and other inflation in the International segment.

Services gross profit increased $5.7 million to $422.7 million for the year ended December 31, 2015 versus the same period in 2014 primarily as a result of higher volume in the logistics reporting unit within the Strategic Services segment, partially offset by increased transportation costs. Services gross margin decreased from 22.1% to 21.9%, reflecting increased costs of transportation.

Selling, general and administrative expenses decreased $127.0 million to $1,300.0 million, or 0.8% as a percentage of net sales, for the year ended December 31, 2015 versus the same period in 2014 due to the favorable impact of the prior year pension settlement charges of $95.7 million, lower incentive compensation expense and cost control initiatives, partially offset by the acquisitions of Courier, Consolidated Graphics and Esselte, $13.6 million of spinoff-related transaction expenses and a $5.7 million increase in acquisition-related expenses.

For the year ended December 31, 2015, the Company recorded net restructuring, impairment and other charges of $122.6 million compared to $133.7 million in the same period in 2014. In 2015, these charges included $44.3 million of employee termination costs for 1,939 employees, of whom 1,719 were terminated as of December 31, 2015. These charges were primarily the result of two facility closures in the International segment, one facility closure in the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. The Company also recorded $24.6 million of other charges, including integration charges of $19.1 million for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition during the second quarter of 2015. The Company also incurred lease termination and other restructuring charges of $17.6 million for the year ended December 31, 2015. Additionally, the Company recorded non-cash charges of $13.7 million and $4.3 million during the year ended December 31, 2015 for the impairment of goodwill in the Europe and Latin America reporting units respectively, both of which are within the International segment. The goodwill impairment charge in the Europe reporting unit was due to the announced reorganization of certain operations which resulted in a reduction in the estimated fair value of the reporting unit based on lower expectations of future revenue, profitability and cash flows as compared to the expectations as of the October 31, 2014 annual goodwill impairment test. The Company also recorded non-cash charges of $11.9 million for the impairment of intangible assets, including $9.2 million and $2.2 million related to the impairment of certain acquired customer relationship intangible assets in the labels reporting unit within the Variable Print segment and the Latin America reporting unit within the International segment, respectively, for the year ended December 31, 2015. The impairment of the customer relationship intangible assets resulted from lower expectations of future revenue to be derived from those relationships. In addition, the Company recorded $6.2 million of impairment charges for other long-lived assets, primarily related to buildings and machinery and equipment associated with facility closures.

For the year ended December 31, 2014, the Company recorded net restructuring, impairment and other charges of $133.7 million compared to $133.5 million in the same period in 2013. In 2014, these charges included $35.5 million of other charges as a result of its decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating. Additionally, the Company incurred $30.3 million of employee termination costs for 654 employees, substantially all of whom were terminated as of December 31, 2015. These charges were the result of the integration of Consolidated Graphics, including the closure of seven Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. The Company also recorded lease termination and other restructuring charges of $20.8 million for the year ended December 31, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. In addition, the Company recorded $18.1 million of non-cash charges for the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit within the Publishing and Retail Services segment. The goodwill impairment charge resulted from reductions in the estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the last annual goodwill impairment test. The lower expectations were due to an expected increase in volume declines and increasing price pressures resulting from declining demand, primarily in catalogs and magazines.  Revenue and income from operations in the magazines, catalogs and retail inserts reporting unit for the year ended December 31, 2014 were lower than previous expectations due to volume declines and price pressures. The Company also recorded non-cash charges of $7.8 million, $4.1 million and $1.7 million related to the impairment of acquired customer relationship intangible assets in the Canada reporting unit within the International segment, the commercial and digital print reporting unit within the Variable Print segment and the financial reporting unit within the Strategic Services segment, respectively, for the year ended December 31, 2014. Additionally, the Company recorded $1.4 million of impairment charges related to acquired tradenames in the commercial and digital print reporting unit within the Variable Print segment and $14.0 million of impairment charges primarily related to buildings, machinery and equipment as a result of facility closures for the year ended December 31, 2014.

Depreciation and amortization decreased $20.0 million to $454.0 million for the year ended December 31, 2015 compared to the same period in 2014 due to the impact of changes in foreign exchange rates and lower capital spending in recent years compared to historical levels, partially offset by increases due to the acquisitions of Courier, Consolidated Graphics and Esselte. Depreciation and amortization included $78.5 million and $78.1 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the year ended December 31, 2015 and 2014, respectively.

Income from operations for the year ended December 31, 2015 was $587.4 million, an increase of $71.5 million, or 13.9%, compared to the year ended December 31, 2014. The increase was due to the favorable impact of the prior year pension settlement charges of $95.7 million, lower incentive compensation expense, the acquisition of Courier, lower depreciation and amortization expense, lower restructuring, impairment and other charges, cost control initiatives resulting from the integration of Consolidated Graphics and Esselte and the reorganization of certain operations, and an increase in volume due to the acquisitions of Consolidated Graphics and Esselte, partially offset by volume declines in the Publishing and Retail Services and Variable Print segments, price pressures and wage and other inflation in the International segment.

	2015	2014	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$276.0	$282.1	$(6.1)	(2.2%)
Investment and other expense-net	43.6	9.6	34.0	354.2%
Loss on debt extinguishment	-	77.1	(77.1)	(100.0%)

Net interest expense decreased by $6.1 million for the year ended December 31, 2015 versus the same period in 2014, primarily due to a decrease in average outstanding debt.

Net investment and other expense for the year ended December 31, 2015 and 2014 was $43.6 million and $9.6 million, respectively.  For the year ended December 31, 2015, the Company recorded a loss of $30.3 million related to the currency remeasurement in Venezuela and the related impact of the devaluation and a $14.7 million net loss on the sale of its Venezuelan operating entity. For the year ended December 31, 2014, the Company recorded a loss of $18.4 million, net of foreign exchange gains, related to the Venezuelan currency remeasurement, and a loss on the bankruptcy liquidation of RRDA of $16.4 million. This was partially offset by a gain on the sale of Journalism Online of $11.2 million, a $9.5 million bargain purchase gain related to the Esselte acquisition and a gain of $3.0 million resulting from the sale of the Company’s shares of a previously impaired equity investment.

	2015	2014	$ Change	% Change
	(in millions, except percentages)
Income before income taxes	$267.8	$147.1	$120.7	82.1%
Income tax expense	129.4	26.3	103.1	392.0%
Effective income tax rate	48.3%	17.9%

The effective income tax rate for the year ended December 31, 2015 was 48.3% compared to 17.9% in the same period in 2014. Income tax expense for the period ended December 31, 2015 reflects a lower tax benefit than the statutory rate on the Venezuelan currency devaluation, the impact of the non-deductible goodwill impairment charges, charges for unrecognized tax positions of $6.0 million due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment and the loss on the sale of the Company’s Venezuelan operating entity. The tax rate in 2014 was impacted by a $15.2 million tax benefit related to the decline in value of an entity within the Strategic Services segment.

The loss attributable to noncontrolling interests was $12.7 million for the year ended December 31, 2015 versus income of $3.4 million for the year ended December 31, 2014. For the year ended December 31, 2015 and 2014, the Venezuelan currency remeasurement, net of foreign exchange gains, resulted in losses attributable to noncontrolling interests of $10.5 million and $5.6 million, respectively. The impact of the remeasurement was more than offset for the year ended December 31, 2014 by the Company’s operating earnings in Venezuela.

Net earnings attributable to RR Donnelley common shareholders for the year ended December 31, 2015 was $151.1 million, or $0.73 per diluted share, compared to $117.4 million, or $0.59 per diluted share, for the year ended December 31, 2014. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 6.8 million, primarily as a result of the acquisitions of Consolidated Graphics, Esselte and Courier.

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

Publishing and Retail Services

	Year Ended
	December 31,
	2015	2014
	(in millions, except percentages)
Net sales	$2,521.7	$2,632.3
Income from operations	77.3	86.1
Operating margin	3.1%	3.3%
Restructuring and impairment and other charges-net	31.5	50.7
Purchase accounting inventory adjustment	8.5	—

	Net Sales for the Year Ended
	December 31,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,439.3	$1,646.0	$(206.7)	(12.6%)
Books	942.1	841.9	100.2	11.9%
Directories	140.3	144.4	(4.1)	(2.8%)
Total Publishing & Retail Services	$2,521.7	$2,632.3	$(110.6)	(4.2%)

Net sales for the Publishing and Retail Services segment for the year ended December 31, 2015 were $2,521.7 million, a decrease of $110.6 million, or 4.2%, compared to 2014. Net sales decreased due to lower volume in magazines, catalogs and retail inserts, an $83.2 million decrease in pass through paper sales, lower volume in consumer and educational books and price pressures, partially offset by the acquisition of Courier. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales decreased due to reduced volume, decreases in pass-through paper sales and price pressures.
•	Books: Sales increased as a result of the acquisition of Courier, partially offset by reduced volume in educational and consumer books.
•	Directories: Sales decreased primarily as a result of a decline in pass-through paper sales and lower volume resulting from electronic substitution.

Publishing and Retail Services segment income from operations decreased $8.8 million for the year ended December 31, 2015 due to volume declines and price pressures primarily in magazines, catalogs and retail inserts, partially offset by lower restructuring, impairment and other charges, the acquisition of Courier and lower incentive compensation expense. Operating margins decreased from 3.3% for the year ended December 31, 2014 to 3.1% for the year ended December 31, 2015.  The purchase accounting inventory adjustment impacted margins unfavorably by 0.3 percentage points.  Operating margins also decreased due to price pressures and unfavorable mix, partially offset by lower restructuring, impairment and other charges which favorably impacted margins by 0.7 percentage points.

Variable Print

	Year Ended
	December 31,
	2015	2014
Net sales	$3,762.4	$3,767.9
Income from operations	250.7	240.8
Operating margin	6.7%	6.4%
Restructuring and impairment and other charges-net	21.4	44.8
Purchase accounting inventory adjustment	—	14.3
Acquisition-related expenses	—	0.1

	Net Sales for the Year Ended
	2015
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print (a)	$1,665.7	$1,696.0	$(30.3)	(1.8%)
Office products	560.2	496.3	63.9	12.9%
Direct mail (a)	516.3	519.9	(3.6)	(0.7%)
Labels	428.0	436.4	(8.4)	(1.9%)
Statement printing	392.9	390.4	2.5	0.6%
Forms	199.3	228.9	(29.6)	(12.9%)
Total Variable Print	$3,762.4	$3,767.9	$(5.5)	(0.1%)

(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the Variable Print segment for the year ended December 31, 2015 were $3,762.4 million, a decrease of $5.5 million, or 0.1%, compared to 2014, including a $13.3 million, or 0.4% decrease due to changes in foreign exchange rates. In addition, net sales decreased due to lower transactional commercial print and forms volume, partially offset by the acquisitions of Consolidated Graphics and Esselte and higher volume in office products. An analysis of net sales by reporting unit follows:

•

Commercial and digital print: Sales decreased primarily as a result of lower transactional commercial print and print and fulfillment volume and the unfavorable impact of U.S election cycles on current year spending, partially offset by the acquisition of Consolidated Graphics and higher volume in in-store marketing materials.

•

Office products: Sales increased as a result of the acquisition of Esselte and higher volume in filing and binder products primarily related to new customers, partially offset by changes in foreign exchange rates and price pressures.

•	Direct mail: Sales decreased as a result of lower pass-through postage sales, partially offset by higher volume and an increase in pass-through paper sales.
•	Labels: Sales decreased due to lower volume and price pressures.
•	Statement printing: Sales increased slightly primarily as a result of higher pass-through postage sales and an increase in volume, partially offset by price pressures.
•	Forms: Sales decreased due to lower volume.

Variable Print segment income from operations increased $9.9 million for the year ended December 31, 2015 mainly due to lower restructuring, impairment and other charges, the impact of the prior year purchase accounting inventory adjustment, cost control initiatives resulting from the integration of Consolidated Graphics and Esselte, favorable mix within labels and direct mail, lower incentive compensation expense and higher volume resulting from the acquisitions of Esselte and Consolidated Graphics, partially offset by lower volume in transactional commercial print and price pressures. Operating margins increased from 6.4% for the year ended December 31, 2014 to 6.7% for the year ended December 31, 2015.  Margins improved 0.6 percentage points due to lower restructuring, impairment and other charges and 0.4 percentage points due to the favorable impact of the prior year purchase accounting inventory adjustment.  Additionally, operating margins reflected price pressures, partially offset by cost control initiatives resulting from the integration of Consolidated Graphics and Esselte.

Strategic Services

	Year Ended
	December 31,
	2015	2014
Net sales	$2,677.9	$2,607.5
Income from operations	257.5	257.4
Operating margin	9.6%	9.9%
Restructuring and impairment and other charges-net	13.1	11.6
Purchase accounting inventory adjustment	2.3	—

	Net Sales for the Year Ended
	Year Ended
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Logistics	$1,257.1	$1,193.3	$63.8	5.3%
Financial	990.7	1,014.5	(23.8)	(2.3%)
Sourcing	233.6	214.9	18.7	8.7%
Digital and creative solutions	196.5	184.8	11.7	6.3%
Total Strategic Services	$2,677.9	$2,607.5	$70.4	2.7%

Net sales for the Strategic Services segment for the year ended December 31, 2015 were $2,677.9 million, an increase of $70.4 million, or 2.7%, compared to the year ended December 31, 2014, including a $15.0 million, or 0.6%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in logistics, the acquisition of Courier, and an increase in volume in pass-through postage sales, sourcing and translation services, partially offset by a decrease in fuel surcharges and reduced capital markets transactions activity. An analysis of net sales by reporting unit follows:

•

Logistics: Sales increased primarily due to higher volume in freight brokerage services, pass-through postage sales and international mail services, partially offset by a decrease in fuel surcharges and lower volume in print logistics.

•

Financial: Sales decreased due to a reduction in capital markets transactions activity, changes in foreign exchange rates and price pressures in investment management products, partially offset by higher translation services.

•	Sourcing: Sales increased primarily due to higher volume in variable print, forms and commercial print-management for healthcare customers.
•	Digital and creative solutions: Sales increased primarily due to the acquisition of Courier, partially offset by the bankruptcy of two customers and lower volume in prepress and photo services.

Strategic Services segment income from operations increased $0.1 million for the year ended December 31, 2015 mainly due to higher volume in logistics and cost control initiatives, partially offset by increased costs of transportation and unfavorable revenue mix. Operating margins decreased from 9.9% to 9.6% of which 0.1 percentage points were due to higher restructuring, impairment and other charges. Operating margins were also impacted by increased costs of transportation and unfavorable revenue mix.

International

	Year Ended
	December 31,
	2015	2014
Net sales	$2,294.8	$2,595.7
Income from operations	71.4	106.7
Operating margin	3.1%	4.1%
Restructuring and impairment and other charges-net	52.2	22.3
Acquisition related expenses	—	0.4

	Net Sales for the Year Ended
	December 31,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Asia	$737.5	$743.7	$(6.2)	(0.8%)
Business process outsourcing	433.9	467.0	(33.1)	(7.1%)
Global Turnkey Solutions	345.8	341.7	4.1	1.2%
Europe	309.2	383.7	(74.5)	(19.4%)
Latin America	271.3	440.6	(169.3)	(38.4%)
Canada	197.1	219.0	(21.9)	(10.0%)
Total International	$2,294.8	$2,595.7	$(300.9)	(11.6%)

Net sales in the International segment for the year ended December 31, 2015 were $2,294.8 million, a decrease of $300.9 million, or 11.6%, compared to the same period in 2014, including a $222.7 million, or 8.8%, decrease due to changes in foreign exchange rates. The net sales decrease was also due to an $85.2 million, or 3.3%, decrease as a result of the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity during the second quarter of 2015, the bankruptcy liquidation of RRDA in the third quarter of 2014, which had net sales of $22.1 million for the year ended December 31, 2014, and lower volume in Europe, partially offset by higher volume in Global Turnkey Solutions, Canada and business process outsourcing. An analysis of net sales by reporting unit follows:

•	Asia: Sales decreased due to price pressures and lower volume in labels and book exports, partially offset by higher volume in packaging products.
•

Business process outsourcing: Sales decreased due to changes in foreign exchanges rates, lower pass-through print management volume and the sale of GRES in the first quarter of 2014, partially offset by an increase in volume due to new customers and higher outsourcing volume.

•	Global Turnkey Solutions: Sales increased due to higher volume primarily related to a new customer, partially offset by changes in foreign exchange rates.
•	Europe: Sales decreased primarily due to changes in foreign exchange rates, reduced volume and price pressures.
•

Latin America: Sales decreased due to the impact of the Venezuelan currency devaluation and sale of the Company’s Venezuelan operating entity, changes in foreign exchange rates across the region and the 2014 bankruptcy liquidation of RRDA.

•	Canada: Sales decreased due to changes in foreign exchange rates, partially offset by higher labels and statement printing volume.

International segment income from operations decreased $35.3 million primarily due to higher restructuring, impairment and other charges and the impact of the currency devaluation in Venezuela and sale of the Company’s Venezuelan operating entity. Wage inflation in Latin America, Asia and business process outsourcing, price pressures in Asia and Europe and changes in foreign exchange rates were offset by lower depreciation and amortization expense, cost control initiatives and lower incentive compensation expense.  Operating margins decreased from 4.1% to 3.1%, of which 1.4 percentage points was due to higher restructuring, impairment and other charges, which was partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended
	December 31,
	2015	2014
	(in millions)
Operating expenses	$69.5	$175.1
Spinoff-related transaction expenses	13.6	—
Restructuring and impairment charges	4.4	4.3
Acquisition-related expenses	14.3	8.1
Pension settlement charges	—	95.7

Corporate operating expenses in the year ended December 31, 2015 were $69.5 million, a decrease of $105.6 million compared to the same period in 2014. The decrease was driven by the favorable impact of the prior year pension settlement charges, lower incentive compensation expense, a $7.1 million LIFO inventory benefit and lower bad debt and workers’ compensation expense, partially offset by an increase in healthcare costs, spinoff-related transaction expenses and acquisition-related expenses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the year ended December 31, 2013	$579.7	5.5%	$211.2	$1.15
2014 restructuring, impairment and other charges--net	(133.7)	(1.2%)	(97.0)	(0.49)
2013 restructuring, impairment and other charges--net	133.5	1.3%	88.2	0.48
Acquisition-related expenses	(2.7)	0.0%	(1.7)	—
Pension settlement charges	(95.7)	(0.8%)	(58.4)	(0.29)
Purchase accounting inventory adjustments	(14.3)	(0.1%)	(9.1)	(0.05)
Net gain on disposal of businesses	—	—	18.7	0.10
Loss on bankruptcy of subsidiary	—	—	(14.2)	(0.07)
Gain on bargain purchase	—	—	9.5	0.05
Venezuela currency remeasurement	—	—	(7.2)	(0.03)
Net gain on investments	—	—	4.7	0.03
Loss on debt extinguishment	—	—	4.1	0.04
Income tax adjustments	—	—	(50.5)	(0.28)
Operations	49.1	(0.3%)	19.1	(0.05)
For the year ended December 31, 2014	$515.9	4.4%	$117.4	$0.59

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

Net sales of products for the year ended December 31, 2014 increased $949.4 million, or 10.8%, to $9,715.2 million versus the same period in the prior year, including a $51.0 million, or 0.6%, decrease due to changes in foreign exchange rates. Net sales of products increased due to the acquisitions of Consolidated Graphics and Esselte and price increases driven by inflation in Latin America within the International segment, partially offset by lower volume in the Publishing and Retail Services segment, price pressures in the International, Publishing and Retail Services and Variable Print segments and a $12.2 million, or 0.1%, decrease due to a decline in pass-through paper sales.

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

Products cost of sales increased $764.7 million, or 0.2% as a percentage of net sales of products for the year ended December 31, 2014 versus the same period in the prior year. Products cost of sales increased primarily due to the acquisitions of Consolidated Graphics and Esselte, wage and other inflation in the International segment and the impact of inventory purchase accounting adjustments of $14.3 million, partially offset by cost control initiatives.

Services cost of sales increased $138.3 million, or 0.2% as a percentage of net sales from services for the year ended December 31, 2014 versus the same period in the prior year. Services cost of sales increased primarily due to increased transportation costs driven by the growth in logistics volume.

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

For the year ended December 31, 2014, the Company recorded net restructuring, impairment and other charges of $133.7 million compared to $133.5 million in the same period in 2013. In 2014, these charges included $35.5 million of other charges as a result of its decision to withdraw from certain multi-employer pension plans serving facilities that are currently operating. Additionally, the Company incurred $30.3 million of employee termination costs for 654 employees, substantially all of whom were terminated as of December 31, 2015. These charges were the result of the integration of Consolidated Graphics, including the closure of seven Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. The Company also recorded lease termination and other restructuring charges of $20.8 million for the year ended December 31, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. In addition, the Company recorded $18.1 million of non-cash charges for the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit within the Publishing and Retail Services segment. The goodwill impairment charge resulted from reductions in the estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the last annual goodwill impairment test. The lower expectations were due to an expected increase in volume declines and increasing price pressures resulting from declining demand, primarily in catalogs and magazines.  Revenue and income from operations in the magazines, catalogs and retail inserts reporting unit for the year ended December 31, 2014 were lower than previous expectations due to volume declines and price pressures. The negative trends experienced in 2014 are expected to continue in future years. The Company also recorded non-cash charges of $7.8 million, $4.1 million and $1.7 million related to the impairment of acquired customer relationship intangible assets in the Canada reporting unit within the International segment, the commercial and digital print reporting unit within the Variable Print segment and the financial reporting unit within the Strategic Services segment, respectively, for the year ended December 31, 2014. Additionally, the Company recorded $1.4 million of impairment charges related to acquired tradenames in the commercial and digital print reporting unit within the Variable Print segment and $14.0 million of impairment charges primarily related to buildings, machinery and equipment as a result of facility closures for the year ended December 31, 2014.

For the year ended December 31, 2013, the Company recorded net restructuring, impairment and other charges of $133.5 million. These charges included $40.4 million of employee termination costs for 1,382 employees, all of whom were terminated as of December 31, 2015. These charges were the result of the closure of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations. Additionally, the Company recorded $38.4 million of other charges for estimated obligations related to the decision to withdraw from certain multi-employer pension plans. For the year ended December 31, 2013, the Company also incurred lease termination and other restructuring charges of $33.8 million, of which $14.7 million related to multi-employer pension plan complete or partial withdrawal charges as a result of facility closures, and $17.6 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closures. In addition, the Company recorded non-cash impairment charges of $3.3 million related to acquired customer relationship intangible assets in the financial reporting unit within the Strategic Services segment.

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

Publishing and Retail Services

	Year Ended
	December 31,
	2014	2013
	(in millions, except percentages)
Net sales	$2,632.3	$2,774.8
Income from operations	86.1	109.6
Operating margin	3.3%	3.9%
Restructuring and impairment and other charges-net	50.7	73.7

	Net Sales for the Year Ended
	December 31,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,646.0	$1,724.7	$(78.7)	(4.6%)
Books	841.9	875.2	(33.3)	(3.8%)
Directories	144.4	174.9	(30.5)	(17.4%)
Total Publishing & Retail Services	$2,632.3	$2,774.8	$(142.5)	(5.1%)

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

Variable Print

	Year Ended
	December 31,
	2014	2013
	(in millions, except percentages)
Net sales	$3,767.9	$2,592.8
Income from operations	240.8	197.9
Operating margin	6.4%	7.6%
Purchase accounting inventory adjustments	14.3	-
Restructuring and impairment and other charges-net	44.8	15.6
Acquisition-related expenses	0.1	-

	Net Sales for the Year Ended
	December 31,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print (a)	$1,696.0	$807.4	$888.6	110.1%
Direct mail (a)	519.9	464.2	55.7	12.0%
Office products	496.3	238.9	257.4	107.7%
Labels	436.4	432.5	3.9	0.9%
Statement printing	390.4	396.5	(6.1)	(1.5%)
Forms	228.9	253.3	(24.4)	(9.6%)
Total Variable Print	$3,767.9	$2,592.8	$1,175.1	45.3%
(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

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

Strategic Services

	Year Ended
	December 31,
	2014	2013
	(in millions, except percentages)
Net sales	$2,607.5	$2,453.0
Income from operations	257.4	232.8
Operating margin	9.9%	9.5%
Restructuring and impairment and other charges-net	11.6	19.2

	Net Sales for the Year Ended
	December 31,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Logistics	$1,193.3	$1,084.3	$109.0	10.1%
Financial	1,014.5	1,005.3	9.2	0.9%
Sourcing	214.9	177.5	37.4	21.1%
Digital and creative solutions	184.8	185.9	(1.1)	(0.6%)
Total Strategic Services	$2,607.5	$2,453.0	$154.5	6.3%

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

International

	Year Ended
	December 31,
	2014	2013
	(in millions, except percentages)
Net sales	$2,595.7	$2,659.7
Income from operations	106.7	147.3
Operating margin	4.1%	5.5%
Restructuring and impairment and other charges-net	22.3	18.9
Acquisition related expenses	0.4	0.2

	Net Sales for the Year Ended
	December 31,
Reporting unit	2014	2013	$ Change	% Change
	(in millions, except percentages)
Asia	$743.7	$743.4	$0.3	0.0%
Business process outsourcing	467.0	491.7	(24.7)	(5.0%)
Latin America	440.6	511.7	(71.1)	(13.9%)
Europe	383.7	373.6	10.1	2.7%
Global Turnkey Solutions	341.7	305.4	36.3	11.9%
Canada	219.0	233.9	(14.9)	(6.4%)
Total International	$2,595.7	$2,659.7	$(64.0)	(2.4%)

Net sales in the International segment for the year ended December 31, 2014 were $2,595.7 million, a decrease of $64.0 million, or 2.4%, compared to the same period in 2013, including a $40.8 million, or 1.5%, decrease due to changes in foreign exchange rates. The net sales decrease was due to price pressures in Asia, the impact of dispositions in business process outsourcing, the bankruptcy liquidation of RRDA and lower pass-through print management volume in business process outsourcing. These decreases were partially offset by price increases driven by inflation in Latin America, higher volume in Global Turnkey Solutions, increased volume in Asia, the acquisition of Consolidated Graphics and higher pass-through paper sales in Europe. An analysis of net sales by reporting unit follows:

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
	December 31,
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

The following describes the Company’s cash flows for the years ended December 31, 2015, 2014 and 2013.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

2015 compared to 2014

Net cash provided by operating activities was $652.0 million for the year ended December 31, 2015, compared to $722.7 million for the year ended December 31, 2014. The decrease in net cash provided by operating activities reflected the timing of payments for employee-related liabilities and higher payments for incentive compensation costs and taxes, partially offset by lower pension and other postretirement benefit plan contributions.

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

Cash Flows From Investing Activities

2015 compared to 2014

Net cash used in investing activities for the year ended December 31, 2015 was $317.1 million compared to $577.2 million for the year ended December 31, 2014. Capital expenditures were $207.6 million during the year ended December 31, 2015, a decrease of $16.0 million as compared to the same period of 2014. During the year ended December 31, 2015, net cash used for acquisitions, primarily Courier, was $118.2 million. Net cash used in investing activities for the year ended December 31, 2014 included $380.8 million related to the acquisitions of Consolidated Graphics, Esselte and MultiCorpora. Net cash used for dispositions of businesses was $1.6 million for the year ended December 31, 2014, which included cash incentive payments made in connection with the disposal of MRM France offset by net cash proceeds from the dispositions of GRES, Journalism Online and RRDA. Cash provided by investing activities for the year ended December 31, 2014 included proceeds from the sale of investments and other assets of $42.7 million, primarily related to facility closures and related property.

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

Cash Flows From Financing Activities

2015 compared to 2014

Net cash used in financing activities for the year ended December 31, 2015 was $436.5 million compared to $605.1 million for the year ended December 31, 2014. Cash on hand and borrowings under the Credit Agreement were used to pay $200.0 million of the 5.50% senior notes that matured on May 15, 2015. The Company also repaid $70.0 million of debt assumed from the Courier acquisition during the year ended December 31, 2015. During the year ended December 31, 2014, cash on hand and borrowings under the Credit Agreement were used to pay $258.2 million of the 4.95% senior notes that matured during the second quarter of 2014. Additionally, during the year ended December 31, 2014, the Company received proceeds of $400.0 million from the issuance of 6.00% senior notes due April 1, 2024, which were used, along with borrowings under the Credit Agreement, to repurchase $211.1 million of the 8.25% senior notes due March 15, 2019, $100.0 million of the 7.25% senior notes due May 15, 2018 and $50.0 million of the 7.625% senior notes due June 15, 2020. The Company also repaid $118.4 million of debt and interest assumed from the Consolidated Graphics acquisition during the year ended December 31, 2014.

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

Dividends

Cash dividends paid to shareholders totaled $212.6 million, $203.1 million and $188.5 million in 2015, 2014 and 2013, respectively. On January 12, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on March 1, 2016 to shareholders of record on February 16, 2016.

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

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2015:

	Payments Due In
	Total	2016	2017	2018	2019	2020	Thereafter
	(in millions)
Debt (a)	$3,450.4	$234.8	$254.3	$250.2	$411.1	$350.0	$1,950.0
Interest due on debt (b)	1,421.1	256.2	229.7	212.9	180.1	150.1	392.1
Operating leases (c)	536.5	155.2	112.5	75.3	54.3	41.7	97.5
Multi-employer pension plan withdrawal obligations	243.5	16.0	16.0	16.0	16.0	16.0	163.5
Deferred compensation	144.6	22.0	35.0	20.3	6.6	5.1	55.6
Outsourced services	111.3	68.1	28.0	12.7	2.0	0.3	0.2
Pension and other postretirement benefits plan contributions (d)	60.0	30.0	30.0	—	—	—	—
Incentive compensation	36.6	36.6	—	—	—	—	—
Other (e)	95.4	88.0	4.5	1.2	1.3	0.3	0.1
Total as of December 31, 2015	$6,099.4	$906.9	$710.0	$588.6	$671.4	$563.5	$2,659.0
(a)

Excludes unamortized debt issuance costs of $25.6 million, a discount of $2.6 million and an adjustment for fair value hedges of $0.7 million related to the Company’s 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

(b)	Includes scheduled interest payments, net of $9.3 million of estimated cash receipts from interest rate swaps.
(c)	Includes obligations to landlords.
(d)

Includes the high end of the estimated range for 2016 and 2017 pension and other postretirement benefits plan contributions and does not include the obligations for subsequent periods, as the Company is unable to reasonably estimate the ultimate amounts.

(e)

Represents contractual obligations for purchases of property, plant and equipment ($46.8 million), employee restructuring-related severance payments ($20.2 million) and purchases of natural gas ($7.3 million). Additionally, the Company has included $6.0 million of uncertain tax liabilities that are classified as current liabilities in the Consolidated Balance Sheets as payments due in 2016. Excluded from the table are $50.3 million of uncertain tax liabilities, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement or other resolution.

In connection with the proposed spinoff transactions, the Company expects to incur a significant amount of spinoff-related transaction and transition expenses in 2016, including information technology, consulting, real estate, finance and other incremental expenses.

Liquidity

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

Cash and cash equivalents were $389.6 million as of December 31, 2015, a decrease of $138.3 million as compared to December 31, 2014.

The Company’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Cash and cash equivalents as of December 31, 2015 included $88.3 million in the U.S. and $301.3 million at international locations. The Company’s foreign subsidiaries are expected to make approximately $175.0 million in payments in 2016 and future years in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $4.3 million as of December 31, 2015 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $389.6 million at December 31, 2015 were short-term investments in the amount of $56.8 million, which primarily consist of short-term deposits and money market funds. These investments are with institutions with sound credit ratings and are expected to be highly liquid.

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

There were no borrowings under the Credit Agreement as of December 31, 2015. Based on the Company’s results of operations for the year ended December 31, 2015 and existing debt, the Company would have had the ability to utilize $1.2 billion of the $1.5 billion Credit Agreement and not have been in violation of the terms of the agreement. The current availability under the Credit Agreement and net available liquidity as of December 31, 2015 is shown in the table below:

December 31, 2015
Availability	(in millions)
Committed Credit Agreement	$1,500.0
Availability reduction from covenants	344.2
$1,155.8
Usage
Borrowings under the Credit Agreement	-
Impact on availability related to outstanding letters of credit	-
$-

Current availability at December 31, 2015	$1,155.8
Cash	389.6
Net Available Liquidity (a)	$1,545.4
(a)	Net available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities

___________________________

The Company was in compliance with its debt covenants as of December 31, 2015, and expects to remain in compliance based on management’s estimates of operating and financial results for 2016 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. Additionally, if the proposed spinoff transactions are completed, the Company will be required to amend the existing Credit Agreement or enter into a replacement Credit Agreement. As of December 31, 2015, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by seventeen U.S. and international financial institutions.

As of December 31, 2015, the Company had $91.3 million in outstanding letters of credit and bank guarantees, of which $55.6 million were issued under the Credit Agreement. The letters of credit issued under the Credit Agreement did not reduce availability under the Credit Agreement as of December 31, 2015, as the amounts issued were less than the reduction in availability from the Leverage Ratio covenant. As of December 31, 2015, the Company also had $167.6 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). As of December 31, 2015, bank acceptance drafts, letters of credit and guarantees of $81.7 million were issued, and reduced availability, under the Company’s Other Facilities. Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $11.2 million as of December 31, 2015.

On June 19, 2015, Moody’s Investors Service (“Moody’s”) reaffirmed the Company’s long-term corporate credit rating and changed the ratings outlook from negative to stable. On August 4, 2015, in connection with the announcement of the Company’s proposed spinoff transactions, Standard & Poor’s Rating Services (“S&P”) changed the Company’s long-term corporate credit ratings outlook from stable to CreditWatch negative and Moody’s changed the ratings outlook from stable to developing. On February 2, 2016, Moody’s downgraded the Company’s long-term corporate credit rating from Ba2 to Ba3 and changed the credit ratings outlook from on review for downgrade to developing.  Moody’s also downgraded its rating on the Company’s senior unsecured debt and Credit Agreement from Ba3 to B1 and Baa2 to Baa3, respectively. The Company’s current S&P and Moody’s credit ratings are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	BB-, CreditWatch negative	Ba3, developing
Senior unsecured debt	BB-	B1
Credit Agreement	BB+	Baa3

As a result of previous downgrades by Moody’s and S&P, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was 12.75% as of December 31, 2015 and 2014. As a result of the Moody’s downgrade on February 2, 2016, the interest rate increased from 12.75% to 13.0% in February 2016. The applicable margin used in the calculation of interest on borrowings under the Credit Agreement and rate for the related facility commitment fees fluctuate dependent on the Credit Agreement’s credit ratings. The terms and conditions of future borrowings may also be impacted as a result of ratings downgrades.

Acquisitions and Dispositions

During the year ended December 31, 2015, the Company paid $118.2 million, net of cash acquired, substantially all for the acquisition of Courier.  The Company financed the cash portion of the Courier acquisition with a combination of cash on hand and borrowings under the Credit Agreement.

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

During the year-ended December 31, 2013, the Company sold the assets and liabilities of MRM France, resulting in cash incentive payments due to the purchaser of $18.8 million, of which $16.4 million was paid as of December 31, 2014 with the remaining balance to be paid during the first quarter of 2016.

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

Risk Management

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At December 31, 2015, the Company’s exposure to rate fluctuations on variable-interest borrowings was $200.6 million, including $190.0 million notional value of interest rate swap agreements (See Note 14, Derivatives, to the Consolidated Financial Statements) and $10.6 million in borrowings under the Company’s Other Facilities. Including the effect of the fixed to floating interest rate swaps, approximately 94% of the Company’s outstanding term debt was comprised of fixed-rate debt as of December 31, 2015.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at December 31, 2015 and 2014 by approximately $99.4 million and $102.3 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of December 31, 2015 and 2014, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $268.4 million and $377.2 million, respectively (see Note 14, Derivatives, to the Consolidated Financial Statements). Net unrealized gains from these foreign exchange forward contracts were $0.3 million and $6.5 million at December 31, 2015 and 2014, respectively. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2015, 2014 or 2013. The Company maintains provisions for potential credit losses and such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2015 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the internal control over financial reporting of R.R. Donnelley & Sons Company and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 19, 2016 (the “2016 Proxy Statement”). See also the information with respect to the Company’s executive officers at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

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

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2016 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2015 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (in thousands) (3)
Equity compensation plans approved by security holders (a)	6,700.0	$19.66	5,652.0(c)

_____________________

(a)	Includes 2,993,339 shares issuable upon the vesting of restricted stock units.
(b)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)

All of these shares are available for issuance under the 2012 Performance Incentive Plan. The 2012 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 10,000,000 in the aggregate, of which 5,652,020 remain available for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2016 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2016.

R.R. DONNELLEY & SONS COMPANY

By:	/ S / Daniel N. Leib
Daniel N. Leib Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th day of February 2016.

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

ITEM 15(a).  INDEX TO FINANCIAL STATEMENTS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Products net sales	$9,323.6	$9,715.2	$8,765.8
Services net sales	1,933.2	1,888.2	1,714.5
Total net sales	11,256.8	11,603.4	10,480.3

Products cost of sales (exclusive of depreciation and amortization)	7,282.3	7,581.6	6,816.9
Services cost of sales (exclusive of depreciation and amortization)	1,510.5	1,471.2	1,332.9
Total cost of sales	8,792.8	9,052.8	8,149.8

Products gross profit	2,041.3	2,133.6	1,948.9
Services gross profit	422.7	417.0	381.6
Total gross profit	2,464.0	2,550.6	2,330.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,300.0	1,427.0	1,181.5
Restructuring, impairment and other charges-net (Note 3)	122.6	133.7	133.5
Depreciation and amortization	454.0	474.0	435.8
Income from operations	587.4	515.9	579.7
Interest expense-net (Note 13)	276.0	282.1	261.4
Investment and other expense-net	43.6	9.6	27.4
Loss on debt extinguishment	—	77.1	81.9
Earnings before income taxes	267.8	147.1	209.0
Income tax expense (benefit) (Note 12)	129.4	26.3	(9.2)
Net earnings	138.4	120.8	218.2
Less: (Loss) income attributable to noncontrolling interests	(12.7)	3.4	7.0
Net earnings attributable to RR Donnelley common shareholders	$151.1	$117.4	$211.2

Net earnings per share attributable to RR Donnelley common shareholders (Note 15):
Basic net earnings per share	$0.73	$0.59	$1.16
Diluted net earnings per share	$0.73	$0.59	$1.15
Weighted average number of common shares outstanding
Basic	205.6	198.5	181.9
Diluted	206.8	200.0	183.5

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2015	2014	2013
Net earnings	$138.4	$120.8	$218.2

Other comprehensive (loss) income, net of tax (Note 16):
Translation adjustments	(55.7)	(45.2)	(22.8)
Adjustment for net periodic pension and other postretirement benefits plan cost	34.8	(240.9)	563.7
Change in fair value of derivatives	0.1	0.1	0.4
Other comprehensive (loss) income	(20.8)	(286.0)	541.3
Comprehensive income (loss)	117.6	(165.2)	759.5
Less: comprehensive (loss) income attributable to noncontrolling interests	(13.9)	2.9	7.2
Comprehensive income (loss) attributable to RR Donnelley common shareholders	$131.5	$(168.1)	$752.3

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$389.6	$527.9
Receivables, less allowances for doubtful accounts of $41.5 in 2015 (2014 - $44.3) (Note 5)	2,000.4	2,033.8
Inventories (Note 6)	592.0	586.2
Prepaid expenses and other current assets	119.7	225.4
Total current assets	3,101.7	3,373.3
Property, plant and equipment-net (Note 7)	1,448.1	1,515.5
Goodwill (Note 4)	1,743.6	1,706.6
Other intangible assets-net (Note 4)	438.0	423.7
Deferred income taxes (Note 12)	178.2	234.1
Other noncurrent assets	369.7	355.6
Total assets	$7,279.3	$7,608.8
LIABILITIES
Accounts payable	$1,322.3	$1,296.6
Accrued liabilities (Note 9)	780.4	867.3
Short-term and current portion of long-term debt (Note 13)	234.6	203.4
Total current liabilities	2,337.3	2,367.3
Long-term debt (Note 13)	3,188.3	3,398.6
Pension liabilities (Note 11)	514.4	616.1
Other postretirement benefits plan liabilities (Note 11)	168.8	210.8
Other noncurrent liabilities	373.9	395.6
Total liabilities	6,582.7	6,988.4
Commitments and Contingencies (Note 10)
EQUITY
RR Donnelley shareholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 267.0 shares in 2015 (2014 - 259.0 shares)	333.7	323.7
Additional paid-in-capital	3,164.3	3,041.5
Accumulated deficit	(620.6)	(559.1)
Accumulated other comprehensive loss	(793.2)	(773.6)
Treasury stock, at cost, 58.2 shares in 2015 (2014 - 59.2 shares)	(1,401.5)	(1,438.7)
Total RR Donnelley shareholders' equity	682.7	593.8
Noncontrolling interests	13.9	26.6
Total equity	696.6	620.4
Total liabilities and equity	$7,279.3	$7,608.8

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net earnings	$138.4	$120.8	$218.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	36.5	47.3	21.5
Depreciation and amortization	454.0	474.0	435.8
Provision for doubtful accounts receivable	15.4	16.9	18.2
Share-based compensation	17.3	17.7	19.9
Deferred income taxes	(36.1)	(87.0)	(41.1)
Changes in uncertain tax positions	1.3	(3.0)	(18.6)
Loss (gain) on investments and other assets - net	14.3	(3.9)	21.5
Loss related to Venezuela currency remeasurement - net	30.3	18.4	3.2
Loss on debt extinguishment	—	77.1	81.9
Net pension and other postretirement benefits plan income	(44.5)	(48.7)	(18.3)
Loss on pension settlement	—	95.7	—
Gain on bargain purchase	—	(9.5)	—
Other	22.1	44.0	(5.1)
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(17.6)	(49.6)	13.4
Inventories	16.0	(14.1)	5.3
Prepaid expenses and other current assets	26.3	(10.8)	(4.6)
Accounts payable	61.0	81.4	(66.0)
Income taxes payable and receivable	46.9	(3.0)	(38.1)
Accrued liabilities and other	(104.0)	0.9	77.3
Pension and other postretirement benefits plan contributions	(25.6)	(41.9)	(29.6)
Net cash provided by operating activities	652.0	722.7	694.8
INVESTING ACTIVITIES
Capital expenditures	(207.6)	(223.6)	(216.6)
Acquisitions of businesses, net of cash acquired	(118.2)	(380.8)	0.4
Disposition of businesses	0.6	(1.6)	(12.0)
Proceeds from sales of investments and other assets	27.1	42.7	13.0
Transfers (to)/from restricted cash	(0.5)	(12.3)	3.4
Other investing activities	(18.5)	(1.6)	(0.6)
Net cash used in investing activities	(317.1)	(577.2)	(212.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	400.0	1,197.8
Net change in short-term debt	11.9	(0.4)	(3.2)
Payments of current maturities and long-term debt	(272.7)	(811.5)	(830.4)
Debt issuance costs	—	(13.7)	(20.4)
Dividends paid	(212.6)	(203.1)	(188.5)
Proceeds (payments) to settle forward contracts	33.3	24.0	(38.0)
Other financing activities	3.6	(0.4)	5.5
Net cash (used in) provided by financing activities	(436.5)	(605.1)	122.8
Effect of exchange rate on cash and cash equivalents	(36.7)	(40.9)	(7.5)
Net (decrease) increase in cash and cash equivalents	(138.3)	(500.5)	597.7
Cash and cash equivalents at beginning of year	527.9	1,028.4	430.7
Cash and cash equivalents at end of period	$389.6	$527.9	$1,028.4

Supplemental non-cash disclosure:
Issuances of 17.0 million shares of RR Donnelley stock for acquisitions of businesses	$—	$319.0	$—
Issuance of 8.1 million shares of RR Donnelley stock for acquisitions of businesses	$155.2	$—	$—
Settlement of accounts receivable for acquisition of a business	$8.6	$—	$—

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in-	Treasury Stock		Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total RR Donnelley's Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	Loss	Equity	Interests	Equity
Balance at January 1, 2013	243.0	$303.7	$2,839.4	(62.6)	$(1,565.0)	$(496.1)	$(1,029.2)	$52.8	$15.9	$68.7
Net earnings						211.2		211.2	7.0	218.2
Other comprehensive income							541.1	541.1	0.2	541.3
Share-based compensation			19.9					19.9		19.9
Issuance of share-based awards, net of withholdings and other			(56.9)	1.4	52.2			(4.7)		(4.7)
Cash dividends paid						(188.5)		(188.5)		(188.5)
Distributions to noncontrolling interests								—	(1.2)	(1.2)
Balance at December 31, 2013	243.0	$303.7	$2,802.4	(61.2)	$(1,512.8)	$(473.4)	$(488.1)	$631.8	$21.9	$653.7
Net earnings						117.4		117.4	3.4	120.8
Other comprehensive loss							(285.5)	(285.5)	(0.5)	(286.0)
Share-based compensation			17.7					17.7		17.7
Issuances of common stock	16.0	20.0	280.7					300.7		300.7
Issuances of treasury stock			(14.3)	1.0	32.6			18.3		18.3
Issuance of share-based awards, net of withholdings and other			(45.0)	1.0	41.5			(3.5)		(3.5)
Cash dividends paid						(203.1)		(203.1)		(203.1)
Noncontrolling interests in acquired business								—	2.7	2.7
Distributions to noncontrolling interests								—	(0.9)	(0.9)
Balance at December 31, 2014	259.0	$323.7	$3,041.5	(59.2)	$(1,438.7)	$(559.1)	$(773.6)	$593.8	$26.6	$620.4
Net earnings						151.1		151.1	(12.7)	138.4
Other comprehensive loss							(19.6)	(19.6)	(1.2)	(20.8)
Share-based compensation			17.3					17.3		17.3
Issuances of common stock	8.0	10.0	144.2					154.2		154.2
Issuances of treasury stock			(1.2)	0.1	2.2			1.0		1.0
Issuance of share-based awards, net of withholdings and other			(37.5)	0.9	35.0			(2.5)		(2.5)
Cash dividends paid						(212.6)		(212.6)		(212.6)
Noncontrolling interests in acquired business								—	4.6	4.6
Noncontrolling interests in disposed businesses								—	(2.4)	(2.4)
Distributions to noncontrolling interests								—	(1.0)	(1.0)
Balance at December 31, 2015	267.0	$333.7	$3,164.3	(58.2)	$(1,401.5)	$(620.6)	$(793.2)	$682.7	$13.9	$696.6

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation —The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation. The accounts of businesses acquired during 2015 and 2014 are included in the consolidated financial statements from the dates of acquisition. There were no acquisitions during the year ended December 31, 2013 (see Note 2).

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

Proposed Spinoff Transactions —On August 4, 2015, the Company announced that its Board of Directors intends to create three independent public companies: (i) a financial communications services company (“Donnelley Financial Solutions”), (ii) a publishing and retail-centric print services company (“LSC Communications”), and (iii) a multichannel communications management company (“RR Donnelley & Sons Company”). Donnelley Financial Solutions is expected to consist of the Company’s current financial reporting unit of the Company’s Strategic Services segment.  LSC Communications is expected to consist of the Company’s current Publishing and Retail Services segment as well as the office products reporting unit from the Company’s Variable Print segment, substantially all of the operations currently within the Europe reporting unit of the Company’s International segment, certain Mexican operations currently within the Latin America reporting unit of the Company’s International segment and the co-mail and related list services operations currently within the logistics reporting unit of the Company’s Strategic Services segment.  RR Donnelley & Sons Company is expected to consist of the current Variable Print segment except for the office products reporting unit that will become part of LSC Communications, the logistics reporting unit within the current Strategic Services segment except for the operations that will become part of LSC Communications, the sourcing and digital and creative solutions reporting units within the current Strategic Services segment, and the current International segment except for substantially all of the Europe reporting unit and certain Mexican operations that will become part of LSC Communications. The transaction is expected to take the form of a tax-free distribution to RR Donnelley shareholders of shares of stock in two new, independent, publicly traded companies, Donnelley Financial Solutions and LSC Communications. Immediately following the completion of the transactions existing RR Donnelley shareholders will own shares in all three companies.

The transactions are subject to customary conditions, including obtaining rulings from the Internal Revenue Service and/or tax opinions, execution of inter-company agreements and final approval by the Company’s Board of Directors. The Company expects to complete the transactions in October 2016, but there can be no assurance that the transactions will be completed on the anticipated timeline or at all or that the terms of the transactions will not change.

Upon separation, the historical results of Donnelley Financial Solutions and LSC Communications will be presented as discontinued operations.

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

Foreign Operations —Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) while transaction gains and losses are recorded in net earnings. Deferred taxes are not provided on cumulative foreign currency translation adjustments when the Company expects foreign earnings to be permanently reinvested. Since January 1, 2010, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index has exceeded 100%. As a result, Venezuela’s economy is considered highly inflationary and the financial statements of the Company’s Venezuelan entities are remeasured as if the functional currency were the U.S. Dollar. See Note 21 for further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Receivables— Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s consolidated net sales in 2015, 2014 or 2013. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. See Note 5 for details of activity affecting the allowance for doubtful accounts receivable.

Inventories —Inventories include material, labor and factory overhead and are stated at the lower of cost or market and net of excess and obsolescence reserves for raw materials and finished goods. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory. Specific excess and obsolescence provisions are also made when a review of specific balances indicates that the inventories will not be utilized in production or sold. The cost of 57.6% and 59.8% of the inventories at December 31, 2015 and 2014, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method is intended to reflect the effect of inventory replacement costs within results of operations; accordingly, charges to cost of sales generally reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

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

Goodwill —Goodwill is reviewed for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. The annual goodwill impairment test for 2013 was performed based on the Company’s previous organization structure prior to the reorganization of the Company’s reportable segments in the fourth quarter of 2013.

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

The Company also performs an interim review for indicators of impairment at each quarter-end to assess whether an interim impairment review is required for any reporting unit. In the Company’s interim review for indicators of impairment as of December 31, 2015, management concluded that there were no indicators that the fair value of any of the reporting units with goodwill was more likely than not below its carrying value.

Amortization —Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense, primarily related to internally-developed software and excluding amortization expense related to other intangible assets, was $44.0 million, $41.2 million and $34.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Deferred debt issuance costs are amortized over the term of the related debt. Other intangible assets, except for those intangible assets with indefinite lives, are recognized separately from goodwill and are amortized over their estimated useful lives. Other intangible assets with indefinite lives are not amortized. See Note 4 for further discussion of other intangible assets and the related amortization expense.

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

For the year ended December 31, 2015, the Company’s Consolidated Financial Statements included net sales of $185.6 million and a loss before income taxes of $13.1 million related to the Courier acquisition, including restructuring, impairment and other charges of $31.3 million and a charge of $10.8 million resulting from an inventory purchase accounting adjustment.

For the year ended December 31, 2015, the Company recorded $14.3 million of acquisition-related expenses associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Consolidated Statements of Operations.

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

In addition to the acquisition of Courier, the Company completed three insignificant acquisitions in 2015, one of which included the settlement of accounts receivable in exchange for the acquisition of the business.

The tax deductible goodwill related to acquisitions was $17.3 million.

Based on the valuations, the final purchase price allocation for the Courier acquisition as well as the purchase price allocation for three insignificant acquisitions was as follows:

Accounts receivable	$36.2
Inventories	59.0
Prepaid expenses and other current assets	38.8
Property, plant and equipment	163.8
Other intangible assets	108.8
Other noncurrent assets	7.9
Goodwill	66.3
Accounts payable and accrued liabilities	(24.6)
Other noncurrent liabilities	(10.5)
Deferred taxes-net	(83.7)
Total purchase price-net of cash acquired	362.0
Less: debt assumed	80.2
Less: settlement of accounts receivable for acquisition of a business	8.6
Less: value of common stock issued	155.2
Net cash paid	$118.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The fair values of other intangible assets, technology and goodwill associated with the acquisition of Courier were determined to be Level 3 under the fair value hierarchy.  The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$98.4	Excess earnings	Discount rate Attrition rate	14.0% - 17.0% 0.0% - 7.5%

Trade names	10.1	Relief-from-royalty method	Discount rate Royalty rate (pre-tax)	12.0% 0.3% - 1.0%

Technology	1.6	Relief-from-royalty method	Discount rate Royalty rate (pre-tax)	11.0% 15.0%

Non-compete agreement	0.3	Excess earnings	Discount rate	17.0%

The fair values of property, plant and equipment associated with the Courier acquisition were determined to be Level 3 under the fair value hierarchy and were estimated using either the market approach, if a secondhand market existed, or cost approach.

2015 Disposition

On April 29, 2015, the Company sold its 50.1% interest in its Venezuelan operating entity. The proceeds were de minimis, and the sale resulted in a net loss of $14.7 million, which was recognized in net investment and other expense in the Consolidated Statement of Operations for the year ended December 31, 2015. The Company’s Venezuelan operations had net sales of $16.3 million and a loss before income taxes of $38.4 million, including the net loss as a result of the sale, for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, the Company’s Venezuelan operations had net sales of $101.5 million and earnings before income taxes of $4.3 million and net sales of $97.5 million and earnings before income taxes of $16.0 million, respectively. The operations of the Venezuela business were included in the International segment.

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

The fair values of other intangible assets, technology and goodwill associated with the acquisitions of Esselte, MultiCorpora and Consolidated Graphics were determined to be Level 3 under the fair value hierarchy. The following table presents the fair values, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$ 178.2	Excess earnings	Discount rate Attrition rate	17.0% - 21.0% 5.0% - 9.5%

Trade names	26.5	Relief-from-royalty method	Discount rate Royalty rate (pre-tax)	19.0% 0.5% - 1.5%

Technology	1.1	Excess earnings	Discount rate	17.0%

The fair values of property, plant and equipment associated with the Consolidated Graphics, Esselte, and MultiCorpora acquisitions were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the cost or market approach, if a secondhand market existed.

2014 Dispositions

On August 15, 2014, the Company sold the assets and liabilities of Journalism Online, LLC (“Journalism Online”), a provider of online subscription management services, for net proceeds of $10.5 million, all of which was received as of June 30, 2015, resulting in a gain of $11.2 million during the year ended December 31, 2014. As a result of a final sale price adjustment in accordance with the agreement, a $0.2 million loss was recognized during the year ended December 31, 2015, resulting in a total net gain of $11.0 million. The gain and loss were included in net investment and other expense in the Consolidated Statement of Operations. The operations of the Journalism Online business were included in the Strategic Services segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

On August 11, 2014, the Company’s subsidiary, RR Donnelley Argentina S.A. (“RRDA”), filed for bankruptcy liquidation in bankruptcy court in Argentina. The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed. As a result of the bankruptcy liquidation, the Company recorded a loss of $16.4 million in net investment and other expense for the year ended December 31, 2014. Effective as of the court’s approval, the operating results of RRDA are no longer included in the Company’s consolidated results of operations. RRDA had net sales of $22.1 million and a loss before income taxes of $3.4 million and net sales of $55.8 million and a loss before income taxes of $2.8 million for the years ended December 31, 2014 and 2013, respectively. The operations of RRDA were included in the International segment.

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

2013 Disposition

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France, for a loss of $17.9 million, which was recognized in net investment and other expense in the Consolidated Statements of Operations. The loss included cash incentive payments due to the purchaser of $18.8 million, of which $16.4 million was paid as of December 31, 2014 with the remaining balance to be paid during the first quarter of 2016. The operations of the MRM France business were included in the International segment.

For the year ended December 31, 2013, the Company recorded $5.9 million of acquisition-related expenses associated with acquisitions contemplated or completed in subsequent periods within selling, general and administrative expenses in the Consolidated Statements of Operations.

Pro forma results

The following unaudited pro forma financial information for the years ended December 31, 2015 and 2014 presents the combined results of operations of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to acquisition.

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

	Year ended
	December 31,
	2015	2014
Net sales	$11,380.1	$12,033.7
Net earnings attributable to RR Donnelley common shareholders	190.7	131.7
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.91	$0.63
Diluted	$0.91	$0.63

The following table outlines unaudited pro forma financial information for the years ended December 31, 2015 and 2014:

	Year ended
	December 31,
	2015	2014
Amortization of purchased intangibles	$82.9	$89.6
Restructuring, impairment and other charges	93.7	129.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the years ended December 31, 2015 and 2014 were as follows:

	Year ended
	December 31,
	2015	2014
Depreciation and amortization of purchased assets, pre-tax	$3.9	$1.4
Acquisition-related expenses, pre-tax	18.9	16.0
Restructuring, impairment and other charges, pre-tax	29.4	8.1
Inventory fair value adjustments, pre-tax	10.8	3.5
Other pro forma adjustments, pre-tax	1.2	(3.2)
Income taxes	(16.6)	(1.9)

Note 3. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

2015	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Publishing and Retail Services	$6.5	$4.6	$11.1	$1.0	$19.4	$31.5
Variable Print	3.7	6.2	9.9	9.7	1.8	21.4
Strategic Services	6.7	2.1	8.8	0.9	3.4	13.1
International	24.2	3.5	27.7	24.5	—	52.2
Corporate	3.2	1.2	4.4	—	—	4.4
Total	$44.3	$17.6	$61.9	$36.1	$24.6	$122.6

Restructuring and Impairment Charges

For the year ended December 31, 2015, the Company recorded net restructuring charges of $44.3 million for employee termination costs for 1,939 employees, of whom 1,719 were terminated as of December 31, 2015. These charges primarily related to two facility closures in the International segment, one facility closure in the Variable Print segment, one facility closure in the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $17.6 million for the year ended December 31, 2015. For the year ended December 31, 2015, the Company also recorded $6.2 million of net impairment charges primarily related to buildings and machinery and equipment associated with facility closings. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

In the third quarter of 2015, as the result of the Company’s interim goodwill impairment review, the Company recorded non-cash charges of $13.7 million and $4.3 million to recognize the impairment of goodwill in the Europe and Latin America reporting units, respectively, both of which are within the International segment. The goodwill impairment charge in the Europe reporting unit was due to the announced reorganization of certain operations which resulted in a reduction in the estimated fair value of the reporting unit based on lower expectations of future revenue, profitability and cash flows as compared to the expectations as of the October 31, 2014 annual goodwill impairment test. The goodwill impairment charges were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions in valuing the significant tangible and intangible assets.

During the year ended December 31, 2015, the Company recorded non-cash charges of $11.9 million for the impairment of intangible assets, including $9.2 million and $2.2 million related to the impairment of certain acquired customer relationship intangible assets in the labels reporting unit within the Variable Print segment and the Latin America reporting unit within the International segment, respectively. The impairment of the customer relationship intangible assets resulted from lower expectations of future revenue to be derived from those relationships. The impairment of the customer relationship assets was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Other Charges

For the year ended December 31, 2015, the Company recorded charges of $24.6 million, including integration charges of $19.1 million for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition and $5.5 million of charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from all multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $11.3 million and $82.0 million, respectively, as of December 31, 2015. See Note 11 for further discussion of multi-employer pension plans.

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

As a result of the acquisition of Courier, the Company participates in two multi-employer pension plans, one of which the Company’s contributions are approximately 85% of the total plan contributions. Both plans are estimated to be underfunded and have a Pension Protection Act zone status of critical (“red”). Red status identifies plans that are less than 65% funded.

2014	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Publishing and Retail Services	$(0.2)	$6.4	$6.2	$20.8	$23.7	$50.7
Variable Print	17.2	9.2	26.4	10.8	7.6	44.8
Strategic Services	3.5	2.1	5.6	1.8	4.2	11.6
International	7.3	1.3	8.6	13.7	—	22.3
Corporate	2.5	1.8	4.3	—	—	4.3
Total	$30.3	$20.8	$51.1	$47.1	$35.5	$133.7

Restructuring and Impairment Charges

For the year ended December 31, 2014, the Company recorded net restructuring charges of $30.3 million for employee termination costs for 654 employees, substantially all of whom were terminated as of December 31, 2015. These charges primarily related to the integration of Consolidated Graphics, including the closure of seven Consolidated Graphics facilities as well as one additional facility closure within the Variable Print segment, one facility closure within the Publishing and Retail Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $20.8 million for the year ended December 31, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. For the year ended December 31, 2014, the Company also recorded $14.0 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

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

Restructuring and Impairment Charges

For the year ended December 31, 2013, the Company recorded net restructuring charges of $40.4 million for employee termination costs for 1,382 employees, all of whom were terminated as of December 31, 2015. These charges primarily related to the closing of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $33.8 million for the year ended December 31, 2013, of which $14.7 million related to multi-employer pension plan complete or partial withdrawal charges primarily attributable to manufacturing facility closures. For the year ended December 31, 2013, the Company also recorded $17.6 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

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

Restructuring Reserve

The restructuring reserve as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015, were as follows:

	December 31, 2014	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2015
Employee terminations	$13.0	$44.3	$(1.5)	$(35.6)	$20.2
Multi-employer pension plan withdrawal obligations	34.6	1.9	1.4	(5.0)	32.9
Lease terminations and other	15.1	15.7	(0.1)	(20.1)	10.6
Total	$62.7	$61.9	$(0.2)	$(60.7)	$63.7

The current portion of restructuring reserves of $29.1 million at December 31, 2015 was included in accrued liabilities, while the long-term portion of $34.6 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at December 31, 2015.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by December 2016.

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

The current portion of restructuring reserves of $22.3 million at December 31, 2014 was included in accrued liabilities, while the long-term portion of $40.4 million, primarily related to multi-employer pension plan complete or partial withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at December 31, 2014.

Payments associated with the employee terminations reflected in the above table were substantially completed by December 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

	Publishing and Retail Services	Variable Print	Strategic Services	International	Total
Net book value as of January 1, 2014
Goodwill	$688.0	$1,638.6	$1,005.4	$1,275.9	$4,607.9
Accumulated impairment losses	(669.9)	(1,105.2)	(243.5)	(1,153.0)	(3,171.6)
Total	18.1	533.4	761.9	122.9	1,436.3
Acquisitions	—	276.2	3.4	20.5	300.1
Foreign exchange and other adjustments	—	(0.7)	(0.2)	(10.8)	(11.7)
Impairment charges	(18.1)	—	—	—	(18.1)
Net book value as of December 31, 2014
Goodwill	688.0	1,914.1	987.5	1,213.9	4,803.5
Accumulated impairment losses	(688.0)	(1,105.2)	(222.4)	(1,081.3)	(3,096.9)
Total	—	808.9	765.1	132.6	1,706.6
Acquisitions	51.2	2.3	7.5	5.3	66.3
Foreign exchange and other adjustments	—	(2.4)	(0.8)	(8.1)	(11.3)
Impairment charges	—	—	—	(18.0)	(18.0)
Net book value as of December 31, 2015
Goodwill	739.2	1,914.0	991.5	1,123.6	4,768.3
Accumulated impairment losses	(688.0)	(1,105.2)	(219.7)	(1,011.8)	(3,024.7)
Total	$51.2	$808.8	$771.8	$111.8	$1,743.6

During the third quarter of 2015, the Company recorded non-cash charges of $18.0 million to reflect the impairment of goodwill in the International segment.  In the fourth quarter of 2014, the Company recorded non-cash charges of $18.1 million to reflect impairment of goodwill in the Publishing and Retail Services segment. See Note 3, Restructuring, Impairment and Other Charges, for further discussion regarding these impairment charges.

The components of other intangible assets at December 31, 2015 and 2014 were as follows:

	December 31, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$932.1	$(555.3)	$376.8	$865.6	$(498.0)	$367.6
Patents	98.3	(98.3)	—	98.3	(98.3)	—
Trademarks, licenses and agreements	30.6	(29.9)	0.7	31.5	(29.7)	1.8
Trade names	47.5	(19.1)	28.4	43.1	(15.6)	27.5
Total amortizable other intangible assets	1,108.5	(702.6)	405.9	1,038.5	(641.6)	396.9
Indefinite-lived trade names	32.1	—	32.1	26.8	—	26.8
Total other intangible assets	$1,140.6	$(702.6)	$438.0	$1,065.3	$(641.6)	$423.7

During the year ended December 31, 2015, the Company recorded non-cash charges of $11.9 million for the impairment of intangible assets, including $9.2 million and $2.2 million related to the impairment of certain acquired customer relationship intangible assets in the labels reporting unit within the Variable Print segment and the Latin America reporting unit within the International segment, respectively. In the fourth quarter of 2014, the Company recorded non-cash impairment charges of $7.8 million, $4.1 million and $1.7 million related to the impairment of acquired customer relationship intangible assets in the Canada reporting unit within the International segment, the commercial and digital print reporting unit within the Variable Print segment and the financial reporting unit within the Strategic Services segment, respectively.  During the year ended December 31, 2014, the Company also recorded non-cash charges of $1.4 million to reflect the impairment of trade names in the commercial and digital print reporting unit within the Variable Print segment as a result of facility closures. See Note 3, Restructuring, Impairment and Other Charges, for further discussion regarding these impairment charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

During the years ended December 31, 2015 and 2014, the Company recorded additions to other intangible assets of $108.8 million and $205.0 million, respectively, for acquisitions during those years, the components of which were as follows:

	December 31, 2015		December 31, 2014
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Customer relationships	$98.4	11.9	$178.2	9.7
Trade names (indefinite-lived)	5.5	n/a	8.7	n/a
Trade names (amortizable)	4.6	3.0	17.8	10.0
Non-compete agreements	0.3	4.3	0.3	3.0
Total additions	$108.8		$205.0

Amortization expense for other intangible assets was $78.5 million, $78.1 million and $64.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2015:

Amount
2016	$64.6
2017	58.7
2018	52.8
2019	48.6
2020	45.0
2021 and thereafter	136.2
Total	$405.9

Note 5. Accounts Receivable

Transactions affecting the allowance for doubtful accounts receivable during the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Balance, beginning of year	$44.3	$44.8	$49.6
Provisions charged to expense	15.4	16.9	18.2
Write-offs and other	(18.2)	(17.4)	(23.0)
Balance, end of year	$41.5	$44.3	$44.8

Note 6. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2015 and 2014 were as follows:

	2015	2014
Raw materials and manufacturing supplies	$247.2	$261.7
Work in process	156.1	157.5
Finished goods	275.2	260.6
LIFO reserve	(86.5)	(93.6)
Total	$592.0	$586.2

The Company recognized a LIFO benefit of $7.1 million in 2015, expense of $1.6 million in 2014 and a benefit of $0.1 million in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2015 and 2014 were as follows:

	2015	2014
Land	$113.6	$112.1
Buildings	1,224.7	1,214.8
Machinery and equipment	6,160.3	6,142.8
	7,498.6	7,469.7
Accumulated depreciation	(6,050.5)	(5,954.2)
Total	$1,448.1	$1,515.5

During the years ended December 31, 2015, 2014 and 2013, depreciation expense was $331.5 million, $354.7 million, and $337.7 million, respectively.

Note 8. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities required to be adjusted to fair value on a recurring basis are pension and other postretirement benefits plan assets, foreign exchange forward contracts and interest rate swaps. See Note 11 for the fair value of the Company’s pension and other postretirement benefits plan assets as of December 31, 2015 and 2014 and Note 14 for the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of December 31, 2015 and 2014. See Note 13 for the fair value of the Company’s debt as of December 31, 2015, which is recorded at book value.

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

The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31, 2015		As of December 31, 2015
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$0.3	$—	$—
Long-lived assets held for sale or disposal	10.0	17.9	14.4
Goodwill	18.0	—	—
Other intangible assets	11.9	—	—
Total	$40.2	$17.9	$14.4

	Year Ended December 31, 2014		As of December 31, 2014
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$5.4	$1.3	$1.3
Long-lived assets held for sale or disposal	12.5	20.8	3.2
Goodwill	18.1	—	—
Other intangible assets	15.0	—	—
Total	$51.0	$22.1	$4.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

	Year Ended December 31, 2013		As of December 31, 2013
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$4.2	$4.2	$4.0
Long-lived assets held for sale or disposal	14.8	20.2	18.5
Other intangible assets	3.3	—	—
Total	$22.3	$24.4	$22.5

The fair values of assets held for sale that were remeasured during the years ended December 31, 2015, 2014 and 2013 were reduced by estimated costs to sell of $0.4 million, $1.2 million and $1.4 million, respectively.

During the year ended December 31, 2015, goodwill for the Europe and Latin America reporting units was written down to an implied fair value of zero.  See Note 3 for further discussion regarding these impairment charges.

During the year ended December 31, 2015, the Company recorded impairment charges of $11.9 million, including $9.2 million and $2.2 million for the impairment of certain acquired customer relationship intangible assets in the labels reporting unit within the Variable Print segment and the Latin America reporting unit within the International segment, respectively.  After recording the impairment charges, remaining customer relationship assets in the labels and Latin America reporting units were zero and $0.9 million, respectively. See Note 3 for further discussion regarding these impairment charges.

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

During the year ended December 31, 2013, certain acquired customer relationship assets related to the financial reporting unit were written down to an estimated fair value of zero. After recording the impairment charges, remaining customer relationship intangible assets in the financial reporting unit were $101.2 million as of December 31, 2013. See Note 3 for further discussion regarding these impairment charges.

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

The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements for the years ended December 31, 2015, 2014 and 2013:

	Fair Value	Valuation Technique	Unobservable Input	Range
2015
Customer relationships	$—	Excess earnings	Attrition rate	2.7%

2014
Customer relationships	$—	Excess earnings	Discount rate	12.0%-18.0%
			Attrition rate	6.6% - 12.0%
2013
Customer relationships	$—	With and without method	Discount rate	16.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Employee-related liabilities	$286.2	$337.3
Deferred revenue	146.0	145.4
Restructuring liabilities	29.1	22.3
Other	319.1	362.3
Total accrued liabilities	$780.4	$867.3

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

Note 10. Commitments and Contingencies

As of December 31, 2015, the Company had commitments of approximately $46.8 million for the purchase of property, plant and equipment related to incomplete projects. In addition, as of December 31, 2015, the Company had commitments of $20.2 million for severance payments related to employee restructuring activities. The Company also has contractual commitments of approximately $111.3 million for outsourced services, including technology, professional, maintenance and other services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. In addition, the Company has natural gas purchase commitments that are at fixed prices. As of December 31, 2015, the Company was committed to purchase $7.3 million of natural gas under these contracts.

Future minimum rental commitments under operating leases are as follows:

Year Ended December 31	Amount
2016	$131.3
2017	96.4
2018	64.1
2019	46.0
2020	34.6
2021 and thereafter	86.6
$459.0

The Company has operating lease commitments, including those for vacated facilities, totaling $459.0 million extending through various periods to 2027. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $33.9 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Rent expense for facilities in use and equipment was $172.2 million, $173.2 million and $149.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Rent expense for vacated facilities was recognized as restructuring, impairment and other charges, see Note 3 for further details.

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

As of December 31, 2015, the Company changed the method used to estimate the interest cost components of net pension and other postretirement benefits plan expense for its defined benefit pension and other postretirement benefit plans. Historically, the interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these interest components of net pension and other postretirement benefits plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change does not affect the measurement and calculation of the Company’s total benefit obligations. The Company has accounted for this change as a change in estimate and accordingly, will account for it prospectively starting in the first quarter of 2016.

In 2014 the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity computed in accordance with statutory requirements, with payments beginning in the fourth quarter of 2014. Payments to eligible participants who elected to receive a lump-sum pension payment or annuity were funded from existing pension plan assets and constituted a complete settlement of the Company’s pension liabilities with respect to these participants. The Company’s pension assets and liabilities were remeasured as of the payout dates. The discount rates and actuarial assumptions used to calculate the payouts were determined in accordance with federal regulations. As of the remeasurement dates, the reductions in the reported pension obligations for these participants was $404.0 million, compared to payout amounts of approximately $317.7 million. The Company recorded non-cash settlement charges of $95.7 million included in selling, general and administrative expenses in the fourth quarter of 2014 in connection with the settlement payments. These charges resulted from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

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

The Company made contributions of $15.4 million to its pension plans and $10.2 million to its other postretirement benefits plans during the year ended December 31, 2015. The Company expects to make cash contributions of approximately $25.0 million to $30.0 million to its pension and other postretirement benefits plans in 2016.

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

The components of the net periodic benefit (income) expense and total (income) expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$1.9	$2.2	$2.2	$4.7	$4.6	$7.3
Interest cost	178.2	194.5	178.2	16.0	16.8	16.2
Expected return on plan assets	(246.0)	(259.0)	(241.9)	(13.1)	(13.9)	(11.8)
Amortization of prior service credit	—	—	—	(26.9)	(25.8)	(19.7)
Amortization of actuarial loss	40.5	31.9	50.5	—	—	—
Settlements	0.2	95.7	0.7	—	—	—
Net periodic benefit (income) expense	$(25.2)	$65.3	$(10.3)	$(19.3)	$(18.3)	$(8.0)

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	4.1%	5.0%	4.2%	3.9%	4.5%	3.9%
Rate of compensation increase	0.2%	0.2%	0.3%	n/a	n/a	n/a
Expected return on plan assets	7.3%	7.6%	7.9%	7.3%	7.3%	7.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Benefit obligation at beginning of year	$4,452.2	$3,952.7	$424.6	$382.3
Service cost	1.9	2.2	4.7	4.6
Interest cost	178.2	194.5	16.0	16.8
Plan participants' contributions	—	0.5	10.7	13.8
Medicare reimbursements	—	—	5.7	4.2
Actuarial (gain) loss	(284.9)	652.3	(46.3)	43.1
Plan amendments and other	—	—	(0.1)	(7.4)
Curtailments and settlements	—	(317.7)	—	—
Foreign currency translation	(48.6)	(35.3)	(8.0)	(4.2)
Benefits paid	(195.7)	(173.4)	(32.6)	(34.6)
Divestitures	(0.4)	—	—	—
Acquisitions	3.1	176.4	0.4	6.0
Benefit obligation at end of year	$4,105.8	$4,452.2	$375.1	$424.6

Fair value of plan assets at beginning of year	$3,841.8	$3,707.3	$212.6	$206.8
Actual return on assets	(31.3)	455.4	(1.1)	11.5
Settlements	—	(317.7)	—	—
Employer contributions	15.4	30.9	10.2	11.0
Medicare reimbursements	—	—	5.7	4.2
Plan participants' contributions	—	0.5	10.7	13.8
Acquisitions	2.0	170.2	—	—
Foreign currency translation	(37.1)	(31.4)	—	(0.1)
Benefits paid	(195.7)	(173.4)	(32.6)	(34.6)
Fair value of plan assets at end of year	$3,595.1	$3,841.8	$205.5	$212.6
Funded status at end of year	$(510.7)	$(610.4)	$(169.6)	$(212.0)

The accumulated benefit obligation for all defined benefit pension plans was $4,088.8 million and $4,428.5 million at December 31, 2015 and 2014, respectively.

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2015 and 2014 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Prepaid pension cost (included in other noncurrent assets)	$15.2	$14.4	$—	$—
Accrued benefit cost (included in accrued liabilities)	(11.5)	(8.7)	(0.8)	(1.2)
Pension liabilities	(514.4)	(616.1)	—	—
Other postretirement benefits plan liabilities	—	—	(168.8)	(210.8)
Net liabilities recognized in the Consolidated Balance Sheets	$(510.7)	$(610.4)	$(169.6)	$(212.0)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2015 and 2014 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Accumulated other comprehensive (loss) income
Net actuarial (loss) gain	$(1,229.9)	$(1,284.8)	$24.1	$(8.0)
Net transition obligation	(0.1)	(0.1)	—	—
Net prior service credit	—	—	31.5	58.3
Total	$(1,230.0)	$(1,284.9)	$55.6	$50.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The pre-tax amounts recognized in other comprehensive income (loss) in 2015 as components of net periodic benefit costs were as follows:

	Pension Benefits	Other Postretirement Benefits
Amortization of:
Net actuarial loss	$40.5	$—
Net prior service credit	—	(26.9)
Amounts arising during the period:
Net actuarial loss	7.9	32.0
Divestiture	3.8	—
Net prior service credit	—	0.1
Settlements	0.2	—
Foreign currency loss	2.5	0.1
Total	$54.9	$5.3

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. As a result of the plan freezes, the actuarial gains and losses are recognized as a component of net periodic benefit costs over the average remaining life of a plan’s active employees. Unrecognized prior service costs or credits are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs in 2016 are shown below:

	Pension Benefits	Other Postretirement Benefits
Amortization of:
Net actuarial loss	$31.3	$—
Net prior service credit	—	(16.0)
Total	$31.3	$(16.0)

The weighted average assumptions used to determine the benefit obligation at the measurement date were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Discount rate	4.5%	4.1%	4.2%	3.9%
Health care cost trend:
Current
Pre-Age 65	—	—	6.1%	7.9%
Post-Age 65	—	—	6.1%	7.9%
Ultimate	—	—	4.9%	4.9%

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2015 and 2014:

	Pension Benefits
	2015	2014
Projected benefit obligation	$3,703.9	$4,251.0
Fair value of plan assets	3,178.1	3,626.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2015 and 2014:

	Pension Benefits
	2015	2014
Accumulated benefit obligation	$3,686.0	$4,225.5
Fair value of plan assets	3,175.9	3,622.9

The current health care cost trend rate gradually declines through 2019 to the ultimate trend rate and remains level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1.0% Increase	1.0% Decrease
Other postretirement benefits obligation	$6.3	$(5.1)
Total other postretirement benefits service and interest cost components	0.6	(0.6)

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit under Medicare Part D, as well as a federal subsidy that began in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of the Company’s retiree health care plans were at least actuarially equivalent to Medicare Part D and were eligible for the federal subsidy. During the years ended December 31, 2015 and 2014, Medicare Part D subsidies received by the Company were negligible.

During the year ended December 31, 2015, the Company received approximately $5.7 million in EGWP subsidies.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits-Gross	Estimated Subsidy Reimbursements
2016	$214.8	$28.0	$2.2
2017	217.0	28.8	2.4
2018	221.6	29.7	2.6
2019	227.7	29.9	2.8
2020	234.4	30.0	3.0
2021-2025	1,231.3	146.4	17.1

Plan Assets

The Company’s U.S. pension plans are frozen and the Company has transitioned to a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2015, for the primary U.S. pension plan was approximately 60.0% for return seeking investments and approximately 40.0% for hedging investments.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2015 and 2014:

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

Private equity— Includes the Company’s interest in various private equity funds that are valued by the investment manager on a periodic basis with models that use market, income and cost valuation methods. The valuation inputs are not highly observable, and these interests are not actively traded on an open market. Accordingly, private equity was categorized as Level 3.

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

The fair values of the Company’s pension plan assets at December 31, 2015 and 2014, by asset category were as follows:

	December 31, 2015				December 31, 2014
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$136.2	$105.5	$30.7	$—	$66.4	$44.1	$22.3	$—
Equity	1,534.0	904.3	629.7	—	1,751.7	997.5	754.2	—
Fixed income	1,713.9	36.6	1,677.3	—	1,830.6	43.0	1,787.6	—
Derivatives and other	19.4	1.4	18.0	—	12.8	0.8	12.0	—
Real estate	146.5	—	146.5	—	133.0	—	133.0	—
Private equity	45.1	—	—	45.1	47.3	—	—	47.3
Total	$3,595.1	$1,047.8	$2,502.2	$45.1	$3,841.8	$1,085.4	$2,709.1	$47.3

The fair values of the Company’s other postretirement benefits plan assets at December 31, 2015 and 2014, by asset category were as follows:

	December 31, 2015			December 31, 2014
Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$5.4	$—	$5.4	$0.8	$—	$0.8
Equity	139.5	—	139.5	150.8	—	150.8
Fixed income	53.8	—	53.8	46.6	—	46.6
Other	6.8	1.2	5.6	14.4	1.0	13.4
Total	$205.5	$1.2	$204.3	$212.6	$1.0	$211.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets:

Private Equity
Balance at January 1, 2014	$43.4
Unrealized gains - net	13.6
Purchases, sales and settlements	(9.7)
Balance at December 31, 2014	$47.3
Unrealized gains - net	11.9
Purchases, sales and settlements	(14.1)
Balance at December 31, 2015	$45.1

Employee 401(k) Savings Plan — For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may provide a 401(k) discretionary match to participants, but did not in 2015, 2014 or 2013.

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

During the year ended December 31, 2015, the Company recorded charges of $5.5 million for multi-employer pension plans withdrawal obligations unrelated to facility closures. These charges were recorded as restructuring, impairment and other charges and represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. As a result of the acquisition of Courier, the Company participates in two multi-employer pension plans, one of which the Company’s contributions are approximately 85% of the total plan contributions. Both plans are estimated to be underfunded and have a red zone status under the Pension Protection Act. For the year ended December 31, 2014, the Company recorded restructuring, impairment and other charges of $38.5 million associated with its estimated liability for withdrawing from four defined benefit multi-employer pension plans.  Of these charges, $35.5 million were due to the Company’s decision to withdraw from the four defined benefit multi-employer pension plans and $3.0 million were primarily related to facility closures. For the year ended December 31, 2013, the Company recorded restructuring, impairment and other charges of $53.1 million related to complete or partial withdrawal from certain multi-employer pension plans. Of these charges, $38.4 million were due to the Company’s decision to withdraw from certain multi-employer pension plans and $14.7 million were primarily related to facility closures. See Note 3 for further details of charges related to complete or partial multi-employer pension plan withdrawal liabilities recognized in the Consolidated Statements of Operations.

During the years ended December 31, 2015, 2014 and 2013, the Company made regular contributions of $0.2 million, $0.3 million and $1.3 million, respectively, to these multi-employer pension plans and other plans from which the Company has completely withdrawn as of December 31, 2015.

Note 12. Income Taxes

Income taxes have been based on the following components of earnings from operations before income taxes for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
U.S.	$230.6	$8.5	$66.7
Foreign	37.2	138.6	142.3
Total	$267.8	$147.1	$209.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The components of income tax expense (benefit) from operations for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Federal:
Current	$112.7	$50.1	$(15.1)
Deferred	(34.9)	(64.3)	(23.9)
State:
Current	15.8	13.9	(4.8)
Deferred	(7.5)	(3.8)	(2.6)
Foreign:
Current	37.0	49.3	51.8
Deferred	6.3	(18.9)	(14.6)
Total	$129.4	$26.3	$(9.2)

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
Change in valuation allowances	6.0	0.9	3.1
Venezuelan devaluation and sale	4.9	1.3	—
State and local income taxes, net of U.S. federal income tax benefit	3.6	3.1	2.4
Impairment charges	2.3	4.3	—
Acquisition-related expenses	1.6	0.9	0.7
Foreign tax	0.8	1.7	4.0
Adjustment of uncertain tax positions and interest	0.5	(1.8)	(6.2)
Reorganization	—	(10.1)	(32.8)
Domestic manufacturing deduction	(3.8)	(3.0)	(0.1)
Foreign tax rate differential	(6.9)	(13.4)	(11.3)
Other	4.3	(1.0)	0.8
Effective income tax rate	48.3%	17.9%	(4.4%)

Included in 2015 is tax expense of $6.0 million related to the receipt of an unfavorable court decision related to payment of prior year taxes in the International segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:
Pension and other postretirement benefits plan liabilities	$293.7	$349.1
Net operating losses and other tax carryforwards	293.4	341.6
Accrued liabilities	166.0	164.3
Foreign depreciation	36.7	38.7
Other	41.0	34.6
Total deferred tax assets	830.8	928.3
Valuation allowances	(233.5)	(257.8)
Net deferred tax assets	$597.3	$670.5

Deferred tax liabilities:
Accelerated depreciation	$(203.4)	$(204.8)
Other intangible assets	(163.4)	(143.2)
Inventories	(24.0)	(24.4)
Other	(35.8)	(34.5)
Total deferred tax liabilities	(426.6)	(406.9)

Net deferred tax assets	$170.7	$263.6

In the fourth quarter of 2015, the Company adopted Accounting Standards Update No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires all deferred tax liabilities and assets to be classified as noncurrent on the balance sheet. The Company adopted the standard prospectively. Therefore, deferred tax balances above are classified as noncurrent in the Consolidated Balance Sheet as of December 31, 2015, and deferred tax amounts are classified as current or noncurrent in accordance with the asset or liability to which they relate in the Consolidated Balance Sheet as of December 31, 2014.

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Balance, beginning of year	$257.8	$268.2	$273.6
Current year expense-net	16.1	1.3	6.4
Write-offs	(20.3)	(2.8)	(8.3)
Foreign exchange and other	(20.1)	(8.9)	(3.5)
Balance, end of year	$233.5	$257.8	$268.2

As of December 31, 2015, the Company had domestic and foreign net operating loss and other tax carryforwards of approximately $88.2 million and $205.2 million ($98.4 million and $243.2 million, respectively, at December 31, 2014), of which $127.0 million expires between 2016 and 2025. Limitations on the utilization of these tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $4.3 million and $2.6 million as of December 31, 2015 and December 31, 2014, respectively, related to local taxes on certain foreign earnings which are not considered to be permanently reinvested. Undistributed earnings of foreign subsidiaries that are considered indefinitely reinvested outside of the U.S. were approximately $1.6 billion as of December 31, 2015. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign taxes. The tax cost would depend on income tax laws and circumstances at the time of distribution.

Cash payments for income taxes were $134.0 million, $125.5 million and $99.0 million in 2015, 2014 and 2013, respectively. Cash refunds for income taxes were $19.9 million, $13.9 million and $12.1 million in 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The Company’s income taxes payable for federal and state purposes has been reduced by the tax benefits associated with the exercise of employee stock options and the vesting of restricted stock units. A component of the income tax benefit, calculated as the tax effect of the difference between the fair market value at the time stock options are exercised or restricted stock units vest and the grant date fair market value, directly increases or reduces RR Donnelley shareholders’ equity. For the years ended December 31, 2015, 2014 and 2013, the tax expense recognized as a reduction of RR Donnelley’s shareholders’ equity was $3.2 million, $2.9 million and $0.9 million, respectively.

See Note 16 for details of the income tax expense or benefit allocated to each component of other comprehensive income.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Balance at beginning of year	$58.5	$33.8	$47.9
Acquisitions	—	30.9	—
Additions for tax positions of the current year	1.8	1.9	2.1
Additions for tax positions of prior years	4.6	0.4	3.7
Reductions for tax positions of prior years	(5.3)	(1.4)	(16.2)
Settlements during the year	(0.3)	(2.9)	(0.7)
Lapses of applicable statutes of limitations	(3.0)	(4.2)	(3.0)
Balance at end of year	$56.3	$58.5	$33.8

As of December 31, 2015, 2014 and 2013, the Company had $56.3 million, $58.5 million and $33.8 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $37.7 million as of December 31, 2015, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of December 31, 2015, it is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months by as much as $16.5 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state and international tax positions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to tax uncertainties recognized in the Consolidated Statements of Operations was expense of $1.1 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively, and a benefit of $1.8 million for the year ended December 31, 2013 due to the reversal of interest accrued on previously unrecognized tax benefits that were recognized during the respective year. There were no benefits from the reversal of accrued penalties for the year ended December 31, 2015. Benefits of $0.1 million and $2.6 million were recognized for the years ended December 31, 2014 and 2013, respectively, from the reversal of accrued penalties. Accrued interest of $7.0 million and $5.6 million related to income tax uncertainties were reported as a component of other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively. There were no accrued penalties related to income tax uncertainties for the years ended December 31, 2015 and 2014.

The Company has tax years from 2010 that remain open and subject to examination by the IRS, certain state taxing authorities or certain foreign tax jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 13. Debt

The Company’s debt at December 31, 2015 and 2014 consisted of the following:

	2015	2014
5.50% senior notes due May 15, 2015	$—	$200.0
8.60% senior notes due August 15, 2016	219.6	219.1
6.125% senior notes due January 15, 2017	251.2	251.0
7.25% senior notes due May 15, 2018	250.0	250.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	238.9	238.9
7.625% senior notes due June 15, 2020	350.0	350.0
7.875% senior notes due March 15, 2021	448.5	448.3
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	400.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	400.0
6.625% debentures due April 15, 2029	199.5	199.5
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	18.7	3.6
Unamortized debt issuance costs	(25.6)	(30.5)
Total debt	3,422.9	3,602.0
Less: current portion	(234.6)	(203.4)
Long-term debt	$3,188.3	$3,398.6

(a)

As of December 31, 2015 and 2014, the interest rate on the 11.25% senior notes due February 1, 2019 was 12.75% as a result of downgrades in the ratings of the notes by the rating agencies. As a result of a ratings downgrade on February 2, 2016, the interest rate increased from 12.75% to 13.0% in February 2016.

(b)	Includes fair value adjustments to the 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges, miscellaneous debt obligations and capital leases.

________________________

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was less than its book value by approximately $39.7 million and greater than its book value by approximately $259.5 million at December 31, 2015 and 2014, respectively.

In the fourth quarter of 2015, the Company adopted Accounting Standards Update No. 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt and Accounting Standards Update No. 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. The adoption of ASU 2015-03 and ASU 2015-15 resulted in the reclassification of $25.6 million and $30.5 million of unamortized debt issuance costs from "Other noncurrent assets" to "Long-term debt" as of December 31, 2015 and 2014, respectively. There is $13.2 million and $16.3 million of unamortized debt issuance costs related to the Company’s revolving credit facility that remain classified as an asset as of December 31, 2015 and 2014, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The weighted average interest rate on borrowings under the Company’s $1.5 billion Credit Agreement was 2.0% during the years ended December 31, 2015 and 2014.

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

As of December 31, 2015, the Company had $91.3 million in outstanding letters of credit, of which $55.6 million were issued under the Credit Agreement. The letters of credit issued under the Credit Agreement did not reduce availability under the Credit Agreement at December 31, 2015, as the amounts issued were less than the reduction in availability from the Leverage Ratio covenant. As of December 31, 2015, the Company also had $167.6 million in other uncommitted credit facilities, primarily outside the U.S., (the “Other Facilities”). As of December 31, 2015, bank acceptance drafts, letters of credit and guarantees of $81.7 million were issued, and reduced availability, under the Company’s Other Facilities. As of December 31, 2015 and 2014, total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $11.2 million and $2.5 million, respectively.

At December 31, 2015, the future maturities of debt, including capitalized leases, were as follows:

Amount
2016	$234.8
2017	254.3
2018	250.2
2019	411.1
2020	350.0
2021 and thereafter	1,950.0
Total (a)	$3,450.4

__________________

(a)

Excludes unamortized debt issuance costs of $25.6 million, a discount of $2.6 million and an adjustment for fair value hedges of $0.7 million related to the Company’s 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

The following table summarizes interest expense included in the Consolidated Statements of Operations:

	2015	2014	2013
Interest incurred	$285.2	$294.6	$276.0
Less: interest income	(5.3)	(8.9)	(11.5)
Less: interest capitalized as property, plant and equipment	(3.9)	(3.6)	(3.1)
Interest expense, net	$276.0	$282.1	$261.4

Interest paid, net of interest received, was $271.3 million, $272.8 million and $245.0 million in 2015, 2014 and 2013, respectively.

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

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange spot and forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized currently in the Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at December 31, 2015 and 2014 was $268.4 million and $377.2 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

At December 31, 2015 and 2014, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	2015	2014
Derivatives not designated as hedges
Prepaid expenses and other current assets	$1.8	$7.0
Accrued liabilities	1.5	0.5
Derivatives designated as fair value hedges
Other noncurrent assets	$0.4	$—
Other noncurrent liabilities	—	1.2

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Classification of (Gain) Loss Recognized in the
	Consolidated Statements of Operations	2015	2014	2013
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(28.2)	$(33.5)	$17.0

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting (gain) loss on the related interest rate swaps for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Classification of (Gain) Loss Recognized in the
	Consolidated Statements of Operations	2015	2014	2013
Fair Value Hedges
Interest rate swaps	Investment and other expense-net	$(1.7)	$(2.1)	$22.5
Hedged items	Investment and other expense-net	1.3	1.3	(20.8)
Total (gain) loss recognized as ineffectiveness in the Consolidated Statements of Operations	Investment and other expense-net	$(0.4)	$(0.8)	$1.7

The Company also recognized a net reduction to interest expense of $2.0 million, $3.8 million and $8.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

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

During the years ended December 31, 2015, 2014 and 2013, no shares of common stock were purchased by the Company, however, shares were withheld for tax liabilities upon the vesting of equity awards. During the year ended December 31, 2015, the Company issued 8.0 million shares of stock in conjunction with the Courier acquisition.  During the year-ended December 31, 2014, the Company issued stock in conjunction with the Consolidated Graphics and Esselte acquisitions of 16.0 million and 1.0 million shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.73	$0.59	$1.16
Diluted	$0.73	$0.59	$1.15
Dividends declared per common share	$1.04	$1.04	$1.04
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$151.1	$117.4	$211.2
Denominator:
Weighted average number of common shares outstanding	205.6	198.5	181.9
Dilutive options and awards	1.2	1.5	1.6
Diluted weighted average number of common shares outstanding	206.8	200.0	183.5
Weighted average number of anti-dilutive share-based awards:
Stock options	2.0	2.0	3.9
Performance share units	0.7	0.7	0.6
Restricted stock units	—	—	1.5
Total	2.7	2.7	6.0

Note 16. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015			2014			2013
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(55.7)	$—	$(55.7)	$(45.2)	$—	$(45.2)	$(22.8)	$—	$(22.8)
Adjustment for net periodic pension and other postretirement benefits plan cost	60.2	25.4	34.8	(390.9)	(150.0)	(240.9)	919.0	355.3	563.7
Change in fair value of derivatives	0.1	—	0.1	0.2	0.1	0.1	0.6	0.2	0.4
Other comprehensive (loss) income	$4.6	$25.4	$(20.8)	$(435.9)	$(149.9)	$(286.0)	$896.8	$355.5	$541.3

The following table summarizes changes in accumulated other comprehensive loss by component for the years ended December 31, 2015, 2014 and 2013:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at January 1, 2013	$(0.6)	$(1,085.1)	$56.5	$(1,029.2)
Other comprehensive income (loss) before reclassifications	—	543.9	(23.0)	520.9
Amounts reclassified from accumulated other comprehensive loss	0.4	19.8	—	20.2
Net change in accumulated other comprehensive loss	0.4	563.7	(23.0)	541.1
Balance at December 31, 2013	$(0.2)	$(521.4)	$33.5	$(488.1)
Other comprehensive loss before reclassifications	—	(303.4)	(34.7)	(338.1)
Amounts reclassified from accumulated other comprehensive loss	0.1	62.5	—	62.6
Amounts reclassified from cumulative translation adjustment	—	—	(10.0)	(10.0)
Net change in accumulated other comprehensive loss	0.1	(240.9)	(44.7)	(285.5)
Balance at December 31, 2014	$(0.1)	$(762.3)	$(11.2)	$(773.6)
Other comprehensive income (loss) before reclassifications	—	22.1	(67.6)	(45.5)
Amounts reclassified from accumulated other comprehensive loss	0.1	8.9	—	9.0
Amounts reclassified due to disposition of an operating entity	—	3.8	13.1	16.9
Net change in accumulated other comprehensive loss	0.1	34.8	(54.5)	(19.6)
Balance at December 31, 2015	$—	$(727.5)	$(65.7)	$(793.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Reclassifications from accumulated other comprehensive loss for the year ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013	Classification in the Consolidated Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$40.5	$31.9	$50.5	(a)
Net prior service credit	(26.9)	(25.8)	(19.7)	(a)
Curtailments and settlements	0.2	95.7	0.7	(a)
Reclassifications before tax	13.8	101.8	31.5
Income tax expense	4.9	39.3	11.7
Reclassifications, net of tax	$8.9	$62.5	$19.8

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

Share-Based Compensation Expense

The total compensation expense related to all share-based compensation plans was $17.3 million, $17.7 million and $19.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The income tax benefit related to share-based compensation expense was $6.7 million, $6.9 million and $7.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, $19.3 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 1.8 years.

Share-Based Compensation Plans

The Company has one share-based compensation plan under which it may grant future awards, as described below, and one terminated or expired share-based compensation plan under which awards remain outstanding.

The 2012 Performance Incentive Plan (the “2012 PIP”) was approved by shareholders to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2012 PIP are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights. There were 10 million shares of common stock reserved and authorized for issuance under the 2012 PIP. At December 31, 2015, there were 5.7 million shares of common stock authorized and available for grant under the 2012 PIP.

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

For all of the Company’s stock options outstanding at December 31, 2015, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control of the Company. Options generally expire ten years from the date of grant or five years after the date of retirement, whichever is earlier.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The rights granted to the recipient of restricted stock unit awards generally accrue ratably over the restriction or vesting period, which is generally four years. The Company has also granted restricted stock unit awards which cliff vest three years from the grant date. Restricted stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. The Company records compensation expense of restricted stock unit awards based on the fair market value of the awards at the date of grant ratably over the period during which the restrictions lapse. Dividends are not paid on restricted stock units.

The Company also issues restricted stock units as share-based compensation for members of the Board of Directors. Director restricted stock units granted after January 2009 vest ratably over three years from the date of grant with the opportunity to defer any tranche of vesting restricted stock units until termination of service on the Board of Directors. Awards granted between January 2008 and January 2009 vested ratably over three years from the date of grant and were amended in May 2009 to provide the opportunity to defer any tranche of vesting restricted stock units until termination of service on the Board of Directors. For awards granted prior to January 2008, one-third of the restricted stock units vested on the third anniversary of the grant date, and the remaining two-thirds of the restricted stock units vested upon termination of the holder’s service on the Board of Directors; the holder could also elect to defer delivery of the initial one-third of the restricted stock units until termination of service on the Board of Directors. In the event of termination of a holder’s service on the Board of Directors prior to a vesting date, all restricted stock units of such holder will vest. All awards granted prior to December 31, 2007 are payable in shares of common stock or cash. In 2009, the option to have awards paid in cash was removed for awards granted in 2008 and future years. Awards that may be paid in cash are classified as liability awards due to their expected settlement in cash, and are included in accrued liabilities in the Consolidated Balance Sheets. Approximately 86,372, 86,372 and 124,599 restricted stock units classified as liability awards were outstanding at December 31, 2015, 2014 and 2013, respectively. Compensation expense for these awards is measured based upon the fair market value of the awards at the end of each reporting period. Awards payable only in shares are classified as equity awards due to their expected settlement in common stock. Compensation expense for these awards is measured based upon the fair market value of the awards at the date of grant. Dividend equivalents are accrued for shares awarded to the Board of Directors and paid in the form of cash.

The Company has granted performance share unit awards to certain executive officers and senior management. Distributions under these awards are payable at the end of their respective performance periods in common stock or cash, at the Company’s discretion. The number of share units that vest can range from zero to 150% for the 2015 awards and from zero to 100% for the 2014 and 2013 awards, depending on achievement of a targeted performance metric for a performance period of three years inclusive of the year in which the award was granted. These awards are subject to forfeiture upon termination by the Company under certain circumstances prior to vesting. The Company expenses the cost of the performance share unit awards based on the fair market value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.

Stock Options

There were no options granted during the years ended December 31, 2015 and 2014.

Stock option awards as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015, were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2014	3,847	$19.43	4.7	$12.6
Exercised	(135)	13.21
Cancelled/forfeited/expired	(5)	13.23
Outstanding at December 31, 2015	3,707	19.66	3.6	8.4
Vested and expected to vest at December 31, 2015	3,701	19.67	3.6	8.4
Exercisable at December 31, 2015	1,455	$9.22	4.2	$8.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2015 and 2014, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2015 and 2014. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $0.8 million, $1.1 million and $0.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Compensation expense related to stock options for the years ended December 31, 2015, 2014 and 2013 was $0.6 million, $0.9 million and $1.5 million, respectively. As of December 31, 2015, $0.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 0.2 years.

Cash received from the option exercises for the year ended December 31, 2015, 2014 and 2013 was $1.8 million, $1.6 million and $2.2 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Excess tax benefits on stock option exercises, shown as financing cash inflows as a component of issuance of common stock in the Consolidated Statements of Cash Flows, were $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	2,045	$12.54
Granted	701	17.14
Vested	(1,010)	13.71
Forfeited	(66)	13.55
Nonvested at December 31, 2015	1,670	$13.72

Compensation expense related to restricted stock units was $11.6 million, $13.3 million and $15.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $12.5 million of unrecognized share-based compensation expense related to approximately 1.7 million restricted stock unit awards, with a weighted-average grant date fair value of $13.70, that are expected to vest over a weighted-average period of 1.8 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Excess tax benefits on restricted stock units that vested, shown as financing cash inflows as a component of issuance of common stock in the Consolidated Statements of Cash Flows, were $2.4 million, $2.5 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Performance Share Units

Nonvested performance share unit awards as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	804	$11.87
Granted	418	16.73
Expired/forfeited	(5)	16.73
Vested	(485)	8.85
Nonvested at December 31, 2015	732	$16.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

During the years ended December 31, 2015, 2014 and 2013, 418,000, 319,000 and 485,000 performance share unit awards, respectively, were granted to certain executive officers and senior management, payable upon the achievement of certain established performance targets. The performance periods for the shares awarded during the years ended December 31, 2015, 2014 and 2013 are January 1, 2015 through December 31, 2017, January 1, 2014 through December 31, 2016 and January 1, 2013 through December 31, 2015, respectively. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the years ended December 31, 2015 and 2014 range from 209,000 to 627,000 and 154,500 to 319,000 shares, respectively, should certain performance targets be achieved. The maximum potential payout of 485,000 shares was achieved for awards granted during the year ended December 31, 2013. The fair value of these awards was determined on the date of grant based on the Company’s stock price reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company. If the proposed spinoff transactions are completed, the terms of the performance share unit awards may be modified. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for further details regarding the proposed spinoff transactions.

Compensation expense for the awards granted in 2015 and 2014 is currently being recognized based on 100% estimated payout of 418,000 and 319,000 shares, for each respective period. Compensation expense for awards granted during 2013 was recognized based on the achieved payout of 100%, or 485,000 shares, which are expected to be distributed during the first quarter of 2016. Compensation expense related to performance share unit awards for the years ended December 31, 2015, 2014 and 2013 was $5.1 million, $3.5 million and $2.5 million, respectively. As of December 31, 2015, there was $6.7 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 1.7 years.

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

Note 19. Segment Information

The Company’s segments and their product and service offerings are summarized below:

Publishing and Retail Services

The Publishing and Retail Services segment’s primary product offerings include magazines, catalogs, retail inserts, books, directories and packaging. The Publishing and Retail Services segment accounted for 22.4% of the Company’s consolidated net sales in 2015.

Variable Print

The Variable Print segment includes the Company’s U.S. short-run and transactional printing operations. This segment’s primary product offerings include commercial and digital print, direct mail, office products, labels, statement printing, forms and packaging. The Variable Print segment accounted for 33.4% of the Company’s consolidated net sales in 2015.

Strategic Services

The Strategic Services segment includes the Company’s logistics services, financial print products and related services, print management offerings and digital and creative solutions and book publishing. The Strategic Services segment accounted for 23.8% of the Company’s consolidated net sales in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s primary product and service offerings include magazines, catalogs, retail inserts, books, directories, direct mail, packaging, forms, labels, manuals, statement printing, commercial and digital print, logistics services and digital and creative solutions. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia. The International segment accounted for 20.4% of the Company’s consolidated net sales in 2015.

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2015
Publishing and Retail Services	$2,556.3	$(34.6)	$2,521.7	$77.3	$1,334.4	$148.3	$35.0
Variable Print	3,817.6	(55.2)	3,762.4	250.7	2,496.2	152.6	56.9
Strategic Services	2,849.4	(171.5)	2,677.9	257.5	1,404.9	66.1	49.0
International	2,402.7	(107.9)	2,294.8	71.4	1,675.3	83.5	47.8
Total operating segments	11,626.0	(369.2)	11,256.8	656.9	6,910.8	450.5	188.7
Corporate	—	—	—	(69.5)	368.5	3.5	18.9
Total operations	$11,626.0	$(369.2)	$11,256.8	$587.4	$7,279.3	$454.0	$207.6

Year ended December 31, 2014
Publishing and Retail Services	$2,646.1	$(13.8)	$2,632.3	$86.1	$1,215.7	$145.1	$43.5
Variable Print	3,829.7	(61.8)	3,767.9	240.8	2,649.5	157.2	53.0
Strategic Services	2,744.8	(137.3)	2,607.5	257.4	1,366.6	65.5	41.0
International	2,691.2	(95.5)	2,595.7	106.7	1,865.4	98.8	68.3
Total operating segments	11,911.8	(308.4)	11,603.4	691.0	7,097.2	466.6	205.8
Corporate	—	—	—	(175.1)	511.6	7.4	17.8
Total operations	$11,911.8	$(308.4)	$11,603.4	$515.9	$7,608.8	$474.0	$223.6

Year ended December 31, 2013
Publishing and Retail Services	$2,777.7	$(2.9)	$2,774.8	$109.6	$1,369.6	$166.0	$57.7
Variable Print	2,650.7	(57.9)	2,592.8	197.9	1,567.1	103.4	63.4
Strategic Services	2,587.7	(134.7)	2,453.0	232.8	1,355.6	58.4	34.9
International	2,746.9	(87.2)	2,659.7	147.3	2,060.0	102.5	50.8
Total operating segments	10,763.0	(282.7)	10,480.3	687.6	6,352.3	430.3	206.8
Corporate	—	—	—	(107.9)	852.8	5.5	9.8
Total operations	$10,763.0	$(282.7)	$10,480.3	$579.7	$7,205.1	$435.8	$216.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Corporate assets primarily consisted of the following items at December 31, 2015, 2014 and 2013:

	2015	2014	2013
Cash and cash equivalents	$(45.8)	$94.6	$494.9
Deferred income tax assets, net of valuation allowances	169.9	152.0	39.2
Software, net	98.8	82.1	71.1
Deferred compensation plan assets and Company owned life insurance assets	92.1	86.0	79.5
Property, plant and equipment, net	61.6	61.2	61.7
LIFO reserves	(86.5)	(93.6)	(92.0)

Restructuring, impairment and other charges by segment for 2015, 2014 and 2013 are described in Note 3.

Note 20. Geographic Area and Products and Services Information

The table below presents net sales and long-lived assets by geographic region. The amounts in this table differ from the segment data presented in Note 19 because each operating segment includes operations in multiple geographic regions based on the Company’s management reporting structure.

	U.S.	Europe	Asia	Other	Consolidated
2015
Net sales	$8,937.7	$905.0	$832.3	$581.8	$11,256.8
Long-lived assets (a)	1,601.8	141.0	112.1	141.1	1,996.0

2014
Net sales	$8,974.2	$983.1	$860.1	$786.0	$11,603.4
Long-lived assets (a)	1,671.1	154.0	129.0	181.6	2,135.7

2013
Net sales	$7,866.2	$975.2	$841.5	$797.4	$10,480.3
Long-lived assets (a)	1,435.7	160.7	152.2	175.8	1,924.4

(a)	Includes net property, plant and equipment, noncurrent deferred tax assets and other noncurrent assets.

_______________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The following table summarizes net sales by the Company’s products and services categories for the years ended December 31, 2015, 2014 and 2013:

Products and services	2015 Net Sales	2014 Net Sales	2013 Net Sales
Magazines, catalogs and retail inserts	$1,950.5	$2,223.5	$2,370.0
Commercial and digital print	1,885.0	1,851.7	966.4
Books	1,237.9	1,149.4	1,202.2
Financial print	681.7	722.2	775.1
Statements	607.5	641.3	666.0
Office products	560.2	496.3	238.9
Direct mail	524.4	613.2	571.7
Labels	500.6	523.3	488.1
Packaging and related products	489.3	484.0	464.3
Forms	358.1	462.1	491.9
Global Turnkey Solutions	345.8	341.7	305.4
Directories	182.6	206.5	225.8
Total products	9,323.6	9,715.2	8,765.8

Logistics services	1,270.4	1,211.3	1,105.9
Financial print related services	309.0	292.3	230.2
Business process outsourcing	193.4	195.8	188.8
Digital and creative solutions	160.4	188.8	189.6
Total services	1,933.2	1,888.2	1,714.5
Total net sales	$11,256.8	$11,603.4	$10,480.3

Note 21. Venezuela Currency Remeasurement

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

During the first quarter of 2014, the Venezuelan government expanded the operation of the Supplementary System for the Administration of Foreign Currency (“SICAD 1”) currency exchange mechanism for use with certain transactions. In addition, the Venezuelan government also began operating the SICAD 2 exchange which the government indicated was available to all entities for all transactions.  The Venezuelan government indicated that the official rate of 6.3 Bolivars per U.S. Dollar would be reserved only for settlement of U.S. Dollar denominated purchases of “essential goods and services.” As of December 31, 2014, the SICAD 1 and SICAD 2 exchange rates were 12.0 and 50.0 Bolivars per U.S. Dollar, respectively. Beginning March 31, 2014, certain assets of the Company’s Venezuelan subsidiaries were remeasured at the SICAD 2 rate as the Company believed those assets would ultimately be utilized to settle U.S. Dollar denominated liabilities using SICAD 2.  Remaining net monetary assets were remeasured at the SICAD 1 rate, as the Company believed SICAD 1 would be applicable for future transactions, and dividend remittances, if any, from the Company’s Venezuelan subsidiaries.  During the three months ended June 30, 2014, certain transactions pending approval at the official rate of 6.3 Bolivars per U.S. Dollar were approved, resulting in foreign exchange gains.  As a result of the remeasurement at the SICAD 1 and SICAD 2 rates and foreign exchange gains resulting from certain transactions approved at the official rate during the year ended December 31, 2014, a net pre-tax loss, net of foreign exchange gains, of $18.4 million ($13.8 million after-tax) was recognized in net investment and other expense, of which $5.6 million was included in loss attributable to noncontrolling interests.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

As a result of the remeasurement at the SIMADI rate and the related impact of the devaluation, during the year ended December 31, 2015, a pre-tax loss of $30.3 million ($27.5 million after-tax) was recognized in net investment and other expense, of which $10.5 million was included in loss attributable to noncontrolling interests.

Note 22. New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17 which requires all deferred tax liabilities and assets to be classified as noncurrent on the balance sheet. The Company adopted the standard prospectively in the fourth quarter of 2015 and prior periods were not retrospectively adjusted. The adoption of ASU 2015-17 resulted in the reclassification of $38.5 million of current deferred tax assets to noncurrent on the balance sheet as of December 31, 2015. Current deferred tax assets of $41.6 million are included in “Prepaid expenses and other current assets” as of December 31, 2014.

In April 2015, the FASB issued ASU 2015-03 which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt.  ASU 2015-03 requires retrospective application and represents a change in accounting principle. In August 2015, the FASB issued ASU 2015-15 which allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. The Company adopted the standards in the fourth quarter of 2015. The adoption of ASU 2015-03 and ASU 2015-15 resulted in the reclassification of $25.6 million and $30.5 million of unamortized debt issuance costs from "Other noncurrent assets" to "Long-term debt" as of December 31, 2015 and 2014, respectively.

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

The following recently issued standards are not expected to have a material impact on the Company’s Consolidated Financial Statements:

•	Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”
•	Accounting Standards Update No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2016

UNAUDITED INTERIM FINANCIAL INFORMATION

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015
Net sales	$2,746.1	$2,748.1	$2,828.0	$2,934.6	$11,256.8
Gross profit	579.7	615.8	619.9	648.6	2,464.0
Income from operations	115.6	157.7	123.3	190.8	587.4
Net earnings attributable to RR Donnelley common shareholders	22.3	43.5	14.3	71.0	151.1
Net earnings per diluted share attributable to RR Donnelley common shareholders	0.11	0.21	0.07	0.34	0.73
Closing stock price high	19.69	20.13	18.00	17.22	20.13
Closing stock price low	15.66	17.43	14.31	14.40	14.31
Closing stock price at quarter-end	19.19	17.43	14.56	14.72	14.72

2014
Net sales	$2,673.8	$2,902.5	$2,957.8	$3,069.3	$11,603.4
Gross profit	573.2	662.2	647.6	667.6	2,550.6
Income from operations	96.0	178.2	173.7	68.0	515.9
Net (loss) earnings attributable to RR Donnelley common shareholders	(29.0)	64.7	62.2	19.5	117.4
Net (loss) earnings per diluted share attributable to RR Donnelley common shareholders (a)	(0.15)	0.32	0.31	0.10	0.59
Closing stock price high	20.38	18.30	17.82	17.70	20.38
Closing stock price low	17.15	15.10	15.85	15.02	15.02
Closing stock price at quarter-end	17.90	16.96	16.46	16.81	16.81

(a)	The full year amount does not equal the sum of the quarters due to rounding.

Reflects results of acquired businesses from the relevant acquisition dates.

_____________________

Includes the following significant items:

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2015
Restructuring, impairment and other charges – net	$19.8	$32.2	$52.9	$17.7	$122.6	$3.1	$21.2	$41.0	$26.2	$91.5
Loss on Venezuela currency remeasurement	29.9	0.4	—	—	30.3	16.0	1.0	—	—	17.0
Loss primarily related to the disposal of the Venezuelan operating entity	—	15.7	—	—	15.7	—	15.7	—	—	15.7
Acquisition-related expenses	10.5	3.3	0.3	0.2	14.3	10.5	2.7	0.2	0.3	13.7
Purchase accounting inventory adjustments	—	3.2	6.7	0.9	10.8	—	2.1	4.3	0.2	6.6
Spinoff-related transaction expenses	—	—	6.7	6.9	13.6	—	—	4.4	4.9	9.3
(Gain) loss from the sale of one of the Company’s affordable housing investments	—	(3.9)	—	—	(3.9)	—	(2.6)	—	0.2	(2.4)
Loss from the impairment of the Company’s investment in the Brazilian operations of Courier	—	—	2.8	—	2.8	—	—	2.8	—	2.8
Loss from the impairment of an equity investment	—	—	—	1.3	1.3	—	—	—	1.3	1.3
Tax expense (benefit) due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment	—	—	—	—	—	—	—	9.0	(3.0)	6.0

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2014
Restructuring, impairment and other charges – net	$45.2	$22.8	$19.9	$45.8	$133.7	$33.5	$11.8	$9.8	$41.9	$97.0
Pension settlement charges	—	—	—	95.7	95.7	—	—	—	58.4	58.4
Loss on debt extinguishment	77.1	—	—	—	77.1	49.8	—	—	—	49.8
Net loss (gain) on Venezuela currency remeasurement	21.8	(3.2)	(0.6)	0.4	18.4	7.8	(0.2)	0.4	0.2	8.2
Loss on bankruptcy liquidation of RRDA, a subsidiary of RR Donnelley	—	—	16.4	—	16.4	—	—	14.2	—	14.2
Purchase accounting inventory adjustments	12.1	2.2	—	—	14.3	7.6	1.5	—	—	9.1
Net loss (gain) on sale of Journalism Online and GRES	0.8	(0.1)	(11.1)	—	(10.4)	0.4	—	(6.8)	—	(6.4)
Net loss (gain) on bargain purchase of Esselte	(16.6)	6.1	1.0	—	(9.5)	(16.6)	6.1	1.0	—	(9.5)
Acquisition-related expenses	7.7	0.5	—	0.4	8.6	6.2	0.5	—	0.2	6.9
Gain from the sale of the Company's shares of a previously impaired equity investment	—	—	(3.0)	—	(3.0)	—	—	(1.9)	—	(1.9)
Loss from the impairment of an equity investment	—	—	—	1.3	1.3	—	—	—	0.8	0.8
Tax benefit related to the decline in value and reorganization of an entity within the Strategic Services segment	—	—	—	—	—	—	—	—	(15.2)	(15.2)

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

E-2

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