Form 10-Q
period 2016-03-31
RR Donnelley & Sons Co
filed 2016-05-03
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐    No  ☒

As of April 29, 2016, 209.4 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$263.7	$389.6
Receivables, less allowances for doubtful accounts of $43.8 in 2016 (2015 - $41.5)	1,948.6	2,000.4
Inventories (Note 3)	607.3	592.0
Prepaid expenses and other current assets	117.4	119.7
Total current assets	2,937.0	3,101.7
Property, plant and equipment-net (Note 4)	1,412.4	1,448.1
Goodwill (Note 5)	1,747.1	1,743.6
Other intangible assets-net (Note 5)	420.4	438.0
Deferred income taxes	177.0	178.2
Other noncurrent assets	392.2	369.7
Total assets	$7,086.1	$7,279.3
LIABILITIES
Accounts payable	$1,009.2	$1,322.3
Accrued liabilities	779.5	780.4
Short-term and current portion of long-term debt (Note 14)	634.4	234.6
Total current liabilities	2,423.1	2,337.3
Long-term debt (Note 14)	2,942.9	3,188.3
Pension liabilities	489.6	514.4
Other postretirement benefits plan liabilities	169.4	168.8
Other noncurrent liabilities	363.6	373.9
Total liabilities	6,388.6	6,582.7
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 267.0 shares in 2016 and 2015	333.7	333.7
Additional paid-in-capital	3,135.2	3,164.3
Accumulated deficit	(635.1)	(620.6)
Accumulated other comprehensive loss	(776.1)	(793.2)
Treasury stock, at cost, 57.6 shares in 2016 (2015 – 58.2 shares)	(1,373.9)	(1,401.5)
Total RR Donnelley shareholders' equity	683.8	682.7
Noncontrolling interests	13.7	13.9
Total equity	697.5	696.6
Total liabilities and equity	$7,086.1	$7,279.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Products net sales	$2,172.2	$2,260.3
Services net sales	479.2	485.8
Total net sales	2,651.4	2,746.1

Products cost of sales (exclusive of depreciation and amortization)	1,701.2	1,780.3
Services cost of sales (exclusive of depreciation and amortization)	380.9	386.1
Total cost of sales	2,082.1	2,166.4

Products gross profit	471.0	480.0
Services gross profit	98.3	99.7
Total gross profit	569.3	579.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	331.6	330.9
Restructuring, impairment and other charges-net (Note 6)	9.7	19.8
Depreciation and amortization	107.0	113.4
Other operating income	(12.3)	—
Income from operations	133.3	115.6
Interest expense-net	68.2	69.0
Investment and other expense-net	—	28.3
Earnings before income taxes	65.1	18.3
Income tax expense	25.0	6.4
Net earnings	40.1	11.9
Less: Income (loss) attributable to noncontrolling interests	0.3	(10.4)
Net earnings attributable to RR Donnelley common shareholders	$39.8	$22.3

Net earnings per share attributable to RR Donnelley common shareholders (Note 10):
Basic net earnings per share	$0.19	$0.11
Diluted net earnings per share	$0.19	$0.11

Dividends declared per common share	$0.26	$0.26

Weighted average number of common shares outstanding:
Basic	209.6	200.6
Diluted	210.8	202.1

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Net earnings	$40.1	$11.9

Other comprehensive income (loss), net of tax (Note 11):
Translation adjustments	17.9	(22.6)
Adjustment for net periodic pension and postretirement benefits plan cost	(0.6)	2.2
Other comprehensive income (loss)	17.3	(20.4)
Comprehensive income (loss)	57.4	(8.5)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.5	(10.2)
Comprehensive income attributable to RR Donnelley common shareholders	$56.9	$1.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net earnings	$40.1	$11.9
Adjustments to reconcile net earnings to net cash used in operating activities:
Impairment (income) charges – net	(0.8)	0.8
Depreciation and amortization	107.0	113.4
Provision for doubtful accounts receivable	4.1	5.9
Share-based compensation	3.5	3.5
Deferred income taxes	1.8	(8.0)
Changes in uncertain tax positions	(1.3)	(1.5)
Gain on investments and other assets - net	(12.2)	(0.2)
Loss related to Venezuela currency remeasurement - net	—	29.9
Net pension and other postretirement benefits plan income	(18.9)	(10.8)
Other	0.2	11.8
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	55.0	9.8
Inventories	(11.0)	(1.0)
Prepaid expenses and other current assets	(9.0)	(3.4)
Accounts payable	(316.0)	(173.7)
Income taxes payable and receivable	8.6	4.1
Accrued liabilities and other	(35.9)	(128.5)
Pension and other postretirement benefits plan contributions	(8.0)	(8.3)
Net cash used in operating activities	(192.8)	(144.3)
INVESTING ACTIVITIES
Capital expenditures	(48.1)	(48.5)
Acquisitions of businesses, net of cash acquired	—	(2.0)
Disposition of businesses	13.4	(0.2)
Proceeds from sales of investments and other assets	2.3	5.4
Transfers from restricted cash	5.0	—
Other investing activities	(2.1)	(0.4)
Net cash used in investing activities	(29.5)	(45.7)
FINANCING ACTIVITIES
Net change in short-term debt	1.0	1.7
Payments of current maturities and long-term debt	(1.4)	(0.3)
Net proceeds from credit facility borrowings	145.0	—
Dividends paid	(54.3)	(52.0)
Other financing activities	1.7	3.0
Net cash provided by (used in) financing activities	92.0	(47.6)
Effect of exchange rate on cash and cash equivalents	4.4	(21.6)
Net decrease in cash and cash equivalents	(125.9)	(259.2)
Cash and cash equivalents at beginning of year	389.6	527.9
Cash and cash equivalents at end of period	$263.7	$268.7

Supplemental non-cash disclosure:
Assumption of warehousing equipment related to customer contract	$8.8	$—

(See Notes to Condensed Consolidated Financial Statements)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Proposed Spinoff Transactions

On August 4, 2015, the Company announced that its Board of Directors intends to create three independent public companies: (i) a financial communications services company (“Donnelley Financial Solutions”), (ii) a publishing and retail-centric print services company (“LSC Communications”), and (iii) a multichannel communications management company (“RR Donnelley & Sons Company”). Donnelley Financial Solutions is expected to consist of the current financial reporting unit of the Company’s Strategic Services segment.  LSC Communications is expected to consist of the Company’s current Publishing and Retail Services segment, as well as the current office products reporting unit of the Company’s Variable Print segment, substantially all of the operations currently within the Europe reporting unit of the Company’s International segment, certain Mexican operations currently within the Latin America reporting unit of the Company’s International segment and the co-mail and related list services operations currently within the logistics reporting unit of the Company’s Strategic Services segment.  RR Donnelley & Sons Company is expected to consist of the Company’s current Variable Print segment (except for the office products reporting unit that will become part of LSC Communications), the current logistics reporting unit of the Company’s Strategic Services segment (except for the operations that will become part of LSC Communications), the current sourcing and digital and creative solutions reporting units of the Company’s Strategic Services segment, and the Company’s current International segment (except for substantially all of the Europe reporting unit and certain Mexican operations that will become part of LSC Communications). The transactions are expected to take the form of a tax-free distribution to RR Donnelley shareholders of at least 80% of the shares of common stock in Donnelley Financial Solutions and LSC Communications. Immediately following the completion of the transactions, existing RR Donnelley shareholders will own shares in all three companies.

Donnelley Financial Solutions and LSC Communications each filed a Form 10 on March 31, 2016. Additionally, the expected leadership of the three companies was announced in the Company’s Form 8-K filed on April 13, 2016. The transactions are subject to customary conditions, including obtaining rulings from the Internal Revenue Service and/or tax opinions, execution of inter-company agreements and final approval by the Company’s Board of Directors. The Company expects to complete the transactions in October 2016, but there can be no assurance that the transactions will be completed on the anticipated timeline, or at all, or that the terms of the transactions will not change.

Upon separation, the historical results of Donnelley Financial Solutions and LSC Communications will be presented as discontinued operations.

2. Acquisitions and Dispositions

For the three months ended March 31, 2016, the Company recorded $0.6 million of acquisition-related expenses associated with contemplated acquisitions within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

2016 Disposition

On January 11, 2016, the Company sold two entities within the business process outsourcing reporting unit for net proceeds of $13.4 million, all of which was received as of March 31, 2016, resulting in a gain of $12.3 million during the three months ended March 31, 2016.  The gain was recorded in other operating income in the Condensed Consolidated Statements of Operations.  The operations of these entities were included in the International segment.

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

The tax deductible goodwill related to acquisitions was $15.0 million.

Based on the valuations, the final purchase price allocation for the Courier acquisition as well as the purchase price allocation for three insignificant acquisitions was as follows:

Accounts receivable	$36.2
Inventories	59.0
Prepaid expenses and other current assets	38.8
Property, plant and equipment	163.8
Other intangible assets	108.8
Other noncurrent assets	7.9
Goodwill	66.3
Accounts payable and accrued liabilities	(24.6)
Other noncurrent liabilities	(10.5)
Deferred taxes—net	(83.7)
Total purchase price-net of cash acquired	362.0
Less: debt assumed	80.2
Less: settlement of accounts receivable for acquisition of a business	8.6
Less: value of common stock issued	155.2
Net cash paid	$118.0

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

2015 Disposition

On April 29, 2015, the Company sold its 50.1% interest in its Venezuelan operating entity. The proceeds were de minimis, and the sale resulted in a net loss of $14.7 million, which was recognized in net investment and other expense in the Consolidated Statement of Operations for the year ended December 31, 2015. The Company’s Venezuelan operations had net sales of $15.6 million and a loss before income taxes of $23.4 million for the three months ended March 31, 2015.

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2015 presents the combined results of operations of the Company and the 2015 acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to acquisition.

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

Three Months Ended March 31, 2015
Net sales	$2,806.7
Net earnings attributable to RR Donnelley common shareholders	33.4
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.16
Diluted	$0.16

The following table outlines unaudited pro forma financial information for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Amortization of purchased intangibles	$21.4
Restructuring, impairment and other charges	17.2

Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three months ended March 31, 2015 were as follows:

Three Months Ended March 31, 2015
Depreciation and amortization of purchased assets, pre-tax	$2.4
Acquisition-related expenses, pre-tax	23.3
Restructuring, impairment and other charges, pre-tax	3.0
Other pro forma adjustments, pre-tax	0.8
Income taxes	(0.9)

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Raw materials and manufacturing supplies	$251.8	$247.2
Work in process	166.6	156.1
Finished goods	275.5	275.2
LIFO reserve	(86.6)	(86.5)
Total	$607.3	$592.0

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Land	$112.5	$113.6
Buildings	1,221.7	1,224.7
Machinery and equipment	6,158.6	6,160.3
	7,492.8	7,498.6
Less: Accumulated depreciation	(6,080.4)	(6,050.5)
Total	$1,412.4	$1,448.1

During the three months ended March 31, 2016 and 2015, depreciation expense was $78.3 million and $82.9 million, respectively.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2016 were as follows:

	Publishing and Retail	Variable	Strategic	International
	Services	Print	Services	Services	Total
Net book value as of December 31, 2015
Goodwill	$739.2	$1,914.0	$991.5	$1,123.6	$4,768.3
Accumulated impairment losses	(688.0)	(1,105.2)	(219.7)	(1,011.8)	(3,024.7)
Total	51.2	808.8	771.8	111.8	1,743.6
Foreign exchange and other adjustments	—	0.9	0.4	2.2	3.5
Net book value as of March 31, 2016
Goodwill	739.2	1,914.9	992.0	1,133.1	4,779.2
Accumulated impairment losses	(688.0)	(1,105.2)	(219.8)	(1,019.1)	(3,032.1)
Total	$51.2	$809.7	$772.2	$114.0	$1,747.1

The components of other intangible assets at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$933.7	$(573.5)	$360.2	$932.1	$(555.3)	$376.8
Patents	2.0	(2.0)	—	98.3	(98.3)	—
Trademarks, licenses and agreements	30.7	(30.1)	0.6	30.6	(29.9)	0.7
Trade names	47.5	(20.0)	27.5	47.5	(19.1)	28.4
Total amortizable other intangible assets	1,013.9	(625.6)	388.3	1,108.5	(702.6)	405.9
Indefinite-lived trade names	32.1	—	32.1	32.1	—	32.1
Total other intangible assets	$1,046.0	$(625.6)	$420.4	$1,140.6	$(702.6)	$438.0

Amortization expense for other intangible assets was $18.3 million and $19.0 million for the three months ended March 31, 2016 and 2015, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of March 31, 2016:

For the year ending December 31,	Amount
2016	$64.7
2017	58.8
2018	52.9
2019	48.7
2020	45.2
2021 and thereafter	136.3
Total	$406.6

6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended March 31, 2016 and 2015, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
March 31, 2016	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$0.6	$1.0	$1.6	$1.0	$0.8	$3.4
Variable Print	0.2	0.9	1.1	(0.3)	0.4	1.2
Strategic Services	0.3	0.5	0.8	—	0.2	1.0
International	3.7	1.5	5.2	(2.7)	—	2.5
Corporate	0.2	0.2	0.4	1.2	—	1.6
Total	$5.0	$4.1	$9.1	$(0.8)	$1.4	$9.7

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
March 31, 2015	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$2.8	$1.1	$3.9	$(0.4)	$0.8	$4.3
Variable Print	2.0	1.3	3.3	1.3	0.4	5.0
Strategic Services	1.6	0.5	2.1	—	0.1	2.2
International	7.7	0.2	7.9	(0.2)	—	7.7
Corporate	0.1	0.5	0.6	—	—	0.6
Total	$14.2	$3.6	$17.8	$0.7	$1.3	$19.8

Restructuring and Impairment Charges

For the three months ended March 31, 2016, the Company recorded net restructuring charges of $5.0 million for employee termination costs for 353 employees, of whom 350 were terminated as of March 31, 2016. These charges primarily related to the announcement of two facility closures in the International segment and the reorganization of certain operations. Additionally, for the three months ended March 31, 2016, the Company recorded $4.1 million of lease termination and other restructuring charges and $0.8 million of income primarily related to the gains on sales of previously impaired long-lived assets.

For the three months ended March 31, 2015, the Company recorded net restructuring charges of $14.2 million for employee termination costs for 894 employees, all of whom were terminated as of March 31, 2016. These charges primarily related to one facility closure in the International segment, one facility closure in the Variable Print segment and the reorganization of certain operations. Additionally, for the three months ended March 31, 2015, the Company recorded lease termination and other restructuring charges of $3.6 million and net impairment charges of $0.7 million primarily related to buildings and machinery and equipment associated with facility closures.

Other Charges

For the three months ended March 31, 2016 and 2015, the Company recorded other charges of $1.4 million and $1.3 million, respectively, for multi-employer pension plan withdrawal obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from certain multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $10.9 million and $81.1 million, respectively, as of March 31, 2016.

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

As a result of the acquisition of Courier, the Company participates in two multi-employer pension plans, for one of which the Company’s contributions are approximately 85% of the total plan contributions. Both plans are estimated to be underfunded and have a Pension Protection Act zone status of critical (“red”). Red status identifies plans that are less than 65% funded.

Restructuring Reserve

The restructuring reserve as of December 31, 2015 and March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	March 31,
	2015	Charges	Other	Paid	2016
Employee terminations	$20.2	$5.0	$(0.1)	$(16.8)	$8.3
Multi-employer pension withdrawal obligations	32.9	0.5	—	(1.2)	32.2
Lease terminations and other	10.6	3.6	—	(4.6)	9.6
Total	$63.7	$9.1	$(0.1)	$(22.6)	$50.1

The current portion of restructuring reserves of $16.3 million at March 31, 2016 was included in accrued liabilities, while the long-term portion of $33.8 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at March 31, 2016.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March 2017.

Payments on all of the Company’s multi-employer pension plan withdrawal obligations are scheduled to be completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multi-employer pension plan withdrawals.

The restructuring liabilities classified as “lease terminations and other” consisted of lease terminations and other facility closing costs. Payments on certain of the lease obligations are scheduled to continue until 2026. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charges related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Company’s financial statements.

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
Pension expense (income)
Service cost	$0.3	$0.6
Interest cost	36.9	44.8
Expected return on assets	(60.5)	(61.6)
Amortization, net	7.8	10.2
Net pension income	$(15.5)	$(6.0)
Other postretirement benefits plan expense (income)
Service cost	$1.0	$1.2
Interest cost	3.0	4.0
Expected return on plan assets	(3.4)	(3.3)
Amortization, net	(4.0)	(6.7)
Net other postretirement benefits plan income	$(3.4)	$(4.8)

During the fourth quarter of 2015, the Company changed the method used to estimate the interest cost components of net pension and other postretirement benefits plan expense for its defined benefit pension and other postretirement benefit plans. Historically, the interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. Beginning in the first quarter of 2016, the Company has elected to use a full yield curve approach in the estimation of these interest components of net pension and other postretirement benefits plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change does not affect the measurement and calculation of the Company’s total benefit obligations. The Company has accounted for this change prospectively as a change in estimate.

During the fourth quarter of 2015, the Company communicated to retirees the option to receive a lump-sum pension payment or annuity with payments beginning in the second quarter of 2016. To the extent eligible individuals elect the option to receive a lump-sum pension payment or annuity, the Company’s pension obligations will be reduced. The Company expects to record a significant non-cash settlement charge in the second quarter of 2016 in connection with the settlement payments. The amount of this charge will depend on how many individuals elect the option to receive a lump-sum pension payment or annuity, as well as the discount rate and asset values on the settlement date. The Company estimates a settlement charge of approximately $90.0 million to $100.0 million assuming 30% to 35% of individuals elect the option to receive a lump sum pension payment or annuity.

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $3.5 million for both the three months ended March 31, 2016 and 2015.

Stock Options

There were no options granted during the three months ended March 31, 2016 or 2015.

Stock option awards as of December 31, 2015 and March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares Under Option	Exercise	Term	Value
	(thousands)	Price	(years)	(millions)
Outstanding at December 31, 2015	3,707	$19.66	3.6	$8.4
Exercised	(22)	13.23
Cancelled/forfeited/expired	(1)	13.23
Outstanding at March 31, 2016	3,684	19.70	3.4	11.3
Vested and expected to vest at March 31, 2016	3,684	19.70	3.4	11.3
Exercisable at March 31, 2016	1,720	$9.84	4.3	$11.3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2016 and December 31, 2015, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2016 and December 31, 2015. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.5 million, respectively. There were no excess tax benefits on stock option exercises for the three months ended March 31, 2016. Excess tax benefits on stock option exercises, shown as financing cash inflows in the Condensed Consolidated Statements of Cash Flows, were $0.1 million for the three months ended March 31, 2015.

Compensation expense related to stock options for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.2 million, respectively. As of March 31, 2016, all stock options are fully vested and there is no remaining unrecognized compensation expense.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2015 and March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

	Shares	Grant Date
	(Thousands)	Fair Value
Nonvested at December 31, 2015	1,670	$13.72
Granted	1,257	12.88
Vested	(570)	11.40
Nonvested at March 31, 2016	2,357	$13.82

Compensation expense related to restricted stock units for the three months ended March 31, 2016 and 2015 was $2.3 million and $2.6 million, respectively. As of March 31, 2016, there was $26.2 million of unrecognized share-based compensation expense related to approximately 2.3 million of restricted stock unit awards, with a weighted average grant date fair market value of $13.83, that are expected to vest over a weighted average period of 2.5 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Excess tax benefits on restricted stock units that vested, shown as financing cash inflows in the Condensed Consolidated Statements of Cash Flows, were $0.9 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

Performance Share Units

There were no grants or changes to nonvested performance share unit awards during the three months ended March 31, 2016.

Distributions under performance share unit awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company.  If the proposed spinoff transactions are completed, the terms of the performance share unit awards may be modified. Refer to Note 1, Basis of Presentation, for further details regarding the proposed spinoff transactions.

Compensation expense for the performance share unit awards granted in 2015 and 2014 is being recognized based on 100% estimated payout of 418,000 and 319,000 shares, for each respective period.  Compensation expense related to performance share unit awards for the three months ended March 31, 2016 and 2015 was $1.1 million and $0.7 million, respectively.  As of March 31, 2016, there was $5.7 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 1.5 years.

9. Equity

The Company’s equity as of December 31, 2015 and March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2015	$682.7	$13.9	$696.6
Net earnings	39.8	0.3	40.1
Other comprehensive income	17.1	0.2	17.3
Share-based compensation	3.5	—	3.5
Issuance of share-based awards, net of withholdings and other	(5.0)	—	(5.0)
Cash dividends paid	(54.3)	—	(54.3)
Distributions to noncontrolling interests	—	(0.7)	(0.7)
Balance at March 31, 2016	$683.8	$13.7	$697.5

The Company’s equity as of December 31, 2014 and March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2014	$593.8	$26.6	$620.4
Net earnings (loss)	22.3	(10.4)	11.9
Other comprehensive (loss) income	(20.6)	0.2	(20.4)
Share-based compensation	3.5	—	3.5
Issuance of share-based awards, net of withholdings and other	(4.1)	—	(4.1)
Cash dividends paid	(52.0)	—	(52.0)
Distributions to noncontrolling interests	—	(0.7)	(0.7)
Balance at March 31, 2015	$542.9	$15.7	$558.6

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

During the three months ended March 31, 2016 and 2015, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.19	$0.11
Diluted	$0.19	$0.11
Dividends declared per common share	$0.26	$0.26
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$39.8	$22.3
Denominator:
Weighted average number of common shares outstanding	209.6	200.6
Dilutive options and awards	1.2	1.5
Diluted weighted average number of common shares outstanding	210.8	202.1
Weighted average number of anti-dilutive share-based awards:
Stock options	2.0	2.0
Performance share units	0.7	0.9
Restricted stock units	—	—
Total	2.7	2.9

11. Comprehensive Income

The components of other comprehensive income (loss) and income tax expense allocated to each component for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31, 2016

	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$17.9	$—	$17.9
Adjustment for net periodic pension and other postretirement benefits plan cost	5.2	5.8	(0.6)
Other comprehensive income	$23.1	$5.8	$17.3

During the three months ended March 31, 2016, translation adjustments and income tax expense on pension and other postretirement benefits plan cost were adjusted to reflect previously recorded deferred taxes at their historical exchange rates.

	Three Months Ended
	March 31, 2015
	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$(22.6)	$—	$(22.6)
Adjustment for net periodic pension and other postretirement benefits plan cost	3.5	1.3	2.2
Change in fair value of derivatives	0.1	0.1	—
Other comprehensive (loss) income	$(19.0)	$1.4	$(20.4)

Accumulated other comprehensive loss by component as of December 31, 2015 and March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$(727.5)	$(65.7)	$(793.2)
Other comprehensive income before reclassifications	—	18.8	18.8
Amounts reclassified from accumulated other comprehensive loss	(1.8)	—	(1.8)
Amounts reclassified due to the disposition of businesses	1.2	(1.1)	0.1
Net change in accumulated other comprehensive loss	(0.6)	17.7	17.1
Balance at March 31, 2016	$(728.1)	$(48.0)	$(776.1)

Accumulated other comprehensive loss by component as of December 31, 2014 and March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2014	$(0.1)	$(762.3)	$(11.2)	$(773.6)
Other comprehensive loss before reclassifications	—	—	(22.8)	(22.8)
Amounts reclassified from accumulated other comprehensive loss	—	2.2	—	2.2
Net change in accumulated other comprehensive loss	—	2.2	(22.8)	(20.6)
Balance at March 31, 2015	$(0.1)	$(760.1)	$(34.0)	$(794.2)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Classification in the Condensed
	2016	2015	Consolidated Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$7.8	$10.2	(a)
Net prior service credit	(4.0)	(6.7)	(a)
Reclassifications before tax	3.8	3.5
Income tax expense	5.6	1.3
Reclassifications, net of tax	$(1.8)	$2.2

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

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefits plan expense (income) and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages the Company’s cash pooling structures, which enable participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the Condensed Consolidated Financial Statements.

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2016
Publishing and Retail Services	$607.5	$(11.2)	$596.3	$15.8	$1,289.5	$37.9	$5.9
Variable Print	919.9	(18.1)	901.8	69.5	2,480.0	34.2	15.5
Strategic Services	673.4	(38.8)	634.6	43.7	1,428.3	15.2	11.3
International	544.5	(25.8)	518.7	37.6	1,546.4	18.3	8.9
Total operating segments	2,745.3	(93.9)	2,651.4	166.6	6,744.2	105.6	41.6
Corporate	—	—	—	(33.3)	341.9	1.4	6.5
Total operations	$2,745.3	$(93.9)	$2,651.4	$133.3	$7,086.1	$107.0	$48.1

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2015
Publishing and Retail Services	$577.8	$(4.0)	$573.8	$11.8	$1,153.9	$34.3	$12.5
Variable Print	964.2	(15.4)	948.8	66.2	2,585.7	39.0	9.5
Strategic Services	694.8	(27.5)	667.3	55.0	1,419.5	17.4	11.9
International	581.2	(25.0)	556.2	12.1	1,586.8	21.7	12.2
Total operating segments	2,818.0	(71.9)	2,746.1	145.1	6,745.9	112.4	46.1
Corporate	—	—	—	(29.5)	459.4	1.0	2.4
Total operations	$2,818.0	$(71.9)	$2,746.1	$115.6	$7,205.3	$113.4	$48.5

Restructuring, impairment and other charges by segment for the three months ended March 31, 2016 and 2015 are described in Note 6, Restructuring, Impairment and Other Charges.

13. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in thirteen active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate ten other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

14. Debt

The Company’s debt at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Borrowings under the Credit Agreement	$145.0	$—
8.60% senior notes due August 15, 2016	219.7	219.6
6.125% senior notes due January 15, 2017	251.3	251.2
7.25% senior notes due May 15, 2018	250.0	250.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	238.9	238.9
7.625% senior notes due June 15, 2020	350.0	350.0
7.875% senior notes due March 15, 2021	448.6	448.5
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	400.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	400.0
6.625% debentures due April 15, 2029	199.5	199.5
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	26.7	18.7
Unamortized debt issuance costs	(24.5)	(25.6)
Total debt	3,577.3	3,422.9
Less: current portion	(634.4)	(234.6)
Long-term debt	$2,942.9	$3,188.3

(a)

As of March 31, 2016 and December 31, 2015, the interest rate on the 11.25% senior notes due February 1, 2019 was 13.0% and 12.75%, respectively, as a result of downgrades in the ratings of the notes by the rating agencies.

(b)	Includes fair value adjustments to the 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges, miscellaneous debt obligations and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was less than its book value by approximately $159.4 million and $39.7 million at March 31, 2016 and December 31, 2015, respectively.

The Company’s $1.5 billion senior secured revolving credit facility (the “Credit Agreement”) is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $225.0 million in aggregate, though additional dividends may be allowed subject to certain conditions.

The weighted average interest rate on borrowings under the Credit Agreement was 2.3% and 2.1% during the three months ended March 31, 2016 and 2015, respectively.

Interest income was $1.3 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively.

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

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized currently in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at March 31, 2016 and December 31, 2015 was $264.7 million and $268.4 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating-rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $400.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which were attributable to changes in the benchmark interest rate.  During the three months ended March 31, 2014, the Company repurchased $211.0 million of the 8.25% senior notes due March 15, 2019, and related interest rate swaps with a notional amount of $210.0 million were terminated, resulting in payments of $4.2 million for the fair value of the interest rate swaps.  As a result of the termination, the remaining notional value of the interest rate swap agreements as of March 31, 2016 was $190.0 million. The interest rate swaps were designated as fair value hedges against changes in the value of $239.0 million of the Company’s 8.25% senior notes due March 15, 2019.

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

At March 31, 2016 and December 31, 2015, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	March 31, 2016	December 31, 2015
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.5	$1.8
Accrued liabilities	4.4	1.5
Derivatives designated as fair value hedges
Other noncurrent assets	$3.0	$0.4

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 were as follows:

		Three Months Ended
	Classification of (Gain) Loss Recognized in the	March 31,
	Condensed Consolidated Statements of Operations	2016	2015
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$5.2	$(31.7)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting (gain) loss on the related interest rate swaps for the three months ended March 31, 2016 and 2015 were as follows:

		Three Months Ended
	Classification of (Gain) Loss Recognized in the	March 31,
	Condensed Consolidated Statements of Operations	2016	2015
Fair Value Hedges
Interest rate swaps	Investment and other expense-net	$(2.6)	$(2.3)
Hedged items	Investment and other expense-net	2.8	2.1
Total (gain) loss recognized as ineffectiveness in the Condensed Consolidated Statements of Operations	Investment and other expense-net	$0.2	$(0.2)

The Company also recognized a net reduction to interest expense of $0.4 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

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

17. New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted; however the Company plans to adopt the standard in the first quarter of 2019. The Company is evaluating the impact of ASU 2016-02.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 to January 1, 2018. Early adoption of ASU 2014-09 is permitted in the first quarter of 2017; however the Company plans to adopt the standard in the first quarter of 2018. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is evaluating the impact of the provisions of ASU 2014-09 and currently anticipates applying the modified retrospective approach when adopting the standard.

The following recently issued standards are not expected to have a material impact on the Company’s Consolidated Financial Statements:

•	Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
•	Accounting Standards Update No. 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323); Simplifying the transition to the Equity Method of Accounting”
•	Accounting Standards Update No. 2016-06 “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”
•	Accounting Standards Update No. 2016-05 “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”
•	Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”
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

The following standards were effective for and adopted by the Company in the first quarter of 2016. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows:

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

Products and Services

The Company separately reports its net sales, related costs of sales and gross profit for its product and service offerings. The Company’s product offerings primarily consist of magazines, catalogs, retail inserts, commercial and digital print, books, financial print, statement printing, office products, direct mail, labels, packaging, forms, manuals and other related products procured through the Company’s print management offering and directories. The Company’s service offerings primarily consist of logistics, EDGAR-related and eXtensible Business Reporting Language (“XBRL”) financial services, certain business outsourcing services and digital and creative solutions.

Proposed Spinoff Transactions

On August 4, 2015, the Company announced that its Board of Directors intends to create three independent public companies: (i) a financial communications services company with 2015 net sales of $1.0 billion (“Donnelley Financial Solutions”), (ii) a publishing and retail-centric print services company with 2015 net sales of $3.7 billion (“LSC Communications”), and (iii) a multichannel communications management company with estimated 2015 net sales of approximately $6.8 billion (“RR Donnelley & Sons Company”). Estimated 2015 net sales for RR Donnelley & Sons Company reflects the elimination of intercompany transactions; as a result net sales for RR Donnelley & Sons Company may differ on a standalone basis. Donnelley Financial Solutions is expected to consist of the current financial reporting unit of the Company’s Strategic Services segment.  LSC Communications is expected to consist of the Company’s current Publishing and Retail Services segment, as well as the current office products reporting unit of the Company’s Variable Print segment, substantially all of the operations currently within the Europe reporting unit of the Company’s International segment, certain Mexican operations currently within the Latin America reporting unit of the Company’s International segment and the co-mail and related list services operations currently within the logistics reporting unit of the Company’s Strategic Services segment.  RR Donnelley & Sons Company is expected to consist of the Company’s current Variable Print segment (except for the office products reporting unit that will become part of LSC Communications), the current logistics reporting unit of the Company’s Strategic Services segment (except for the operations that will become part of LSC Communications), the current sourcing and digital and creative solutions reporting units of the Company’s Strategic Services segment, and the Company’s current International segment (except for substantially all of the Europe reporting unit and certain Mexican operations that will become part of LSC Communications). The transactions are expected to take the form of a tax-free distribution to RR Donnelley shareholders of at least 80% of the shares of common stock in Donnelley Financial Solutions and LSC Communications.

Donnelley Financial Solutions and LSC Communications each filed a Form 10 on March 31, 2016. Additionally, the expected leadership of the three companies was announced in the Company’s Form 8-K filed on April 13, 2016. The transactions are subject to customary conditions, including obtaining rulings from the Internal Revenue Service and/or tax opinions, execution of inter-company agreements and final approval by the Company’s Board of Directors. The Company expects to complete the transactions in October 2016, but there can be no assurance that the transactions will be completed on the anticipated timeline, or at all, or that the terms of the transactions will not change.  See Item 1A, Risk Factors, of Part I of the Company’s 2015 Form 10-K filed on February 25, 2016 for certain risk factors relating to the proposed transactions. The disclosures within this Management Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated Company basis, reflect the Company’s current operating and management structure, and do not take into account the proposed transactions.

Upon separation, the historical results of Donnelley Financial Solutions and LSC Communications will be presented as discontinued operations.

Business Acquisitions and Dispositions

On January 11, 2016, the Company sold two entities within the business process outsourcing reporting unit.

On June 8, 2015, the Company acquired Courier Corporation (“Courier), a leader in digital printing and publishing primarily in the United States, specializing in educational, religious and trade books.

On April 29, 2015, the Company sold its 50.1% interest in its Venezuelan operating entity.

Executive Overview

First Quarter Overview

Net sales decreased by 3.4% in the first quarter of 2016 compared to the same period in the prior year. On a proforma basis, the Company’s net sales decreased by approximately 5.5% (see Note 2, Acquisitions and Dispositions, to the Condensed Consolidated Financial Statements).  There was a $35.6 million, or 1.3%, decrease due to foreign exchange rates. In addition to the impact of foreign exchange rates, the net sales decrease was due to lower volume in the Variable Print segment and a decline in capital markets transactions in the Strategic Services segment, price pressures and a $13.2 million, or 0.5%, decrease due to a decline in pass-through paper sales, partially offset by higher volume in the Publishing and Retail Services segment as a result of the acquisition of Courier.

The Company continues to take actions across all platforms to reduce its cost structure and enhance productivity. During the three months ended March 31, 2016, the Company realized cost savings from restructuring activities, including the reorganization of administrative and support functions across all segments as well as continuing facility consolidations and reorganizations across platforms. Additionally, cost savings were realized as a result of synergies from the integration of Courier.

Net cash used in operating activities for the three months ended March 31, 2016 was $192.8 million as compared to $144.3 million for the three months ended March 31, 2015. The increase in net cash used in operating activities reflected timing of supplier payments and higher payments for spinoff-related transaction expenses, partially offset by timing of customer payments and lower payments for incentive compensation costs.

During the fourth quarter of 2015, the Company communicated to retirees the option to receive a lump-sum pension payment or annuity with payments beginning in the second quarter of 2016. To the extent eligible individuals elect the option to receive a lump-sum pension payment or annuity, the Company’s pension obligations will be reduced. The Company estimates a settlement charge of approximately $90.0 million to $100.0 million in the second quarter of 2016 assuming 30% to 35% of individuals elect the option to receive a lump sum pension payment or annuity.

In connection with the proposed spinoff transactions, the Company incurred spinoff-related transaction expenses of $11.9 million and $13.6 million during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.  The Company expects to incur a significant amount of spinoff-related transaction and transition expenses in 2016, including debt refinancing, information technology, consulting, real estate and other incremental expenses.

Financial Performance: Three Months Ended March 31, 2016

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended March 31, 2016, from the three months ended March 31, 2015, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the three months ended March 31, 2015	$115.6	4.2%	$22.3	$0.11
2016 restructuring, impairment and other charges - net	(9.7)	(0.4%)	(10.0)	(0.05)
2015 restructuring, impairment and other charges - net	19.8	0.7%	3.1	0.02
Spinoff-related transaction expenses	(11.9)	(0.4%)	(9.1)	(0.04)
Acquisition-related expenses	9.9	0.3%	9.9	0.05
Gain on disposals of businesses	12.3	0.5%	12.3	0.06
Venezuela currency remeasurement	—	—	16.0	0.08
Operations	(2.7)	0.1%	(4.7)	(0.04)
For the three months ended March 31, 2016	$133.3	5.0%	$39.8	$0.19

2016 restructuring, impairment and other charges - net: included pre-tax charges of $5.0 million for employee termination costs; $4.1 million of lease termination and other restructuring costs; $1.4 million for multi-employer pension plan withdrawal obligations; and $0.8 million of income primarily related to the gains on sales of previously impaired long-lived assets.

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

Spinoff-related transaction expenses: included pre-tax charges of $11.9 million ($9.1 million after-tax) related to consulting, tax advice, legal and other expenses for the three months ended March 31, 2016 associated with the proposed spinoff transactions.

Acquisition-related expenses: included pre-tax charges of $0.6 million ($0.6 million after-tax) related to legal, accounting and other expenses for the three months ended March 31, 2016 associated with completed or contemplated acquisitions. For the three months ended March 31, 2015, these pre-tax charges were $10.5 million ($10.5 million after-tax) for completed or contemplated acquisitions.

Gain on disposals of businesses: included pre-tax gain on the sales of two entities in the International segment of $12.3 million ($12.3 million after-tax) for the three months ended March 31, 2016.

Venezuela currency remeasurement: currency remeasurement in Venezuela and the related impact of the devaluation resulted in a pre-tax loss of $29.9 million ($26.3 million after-tax) for the three months ended March 31, 2015, of which $10.3 million was included in loss attributable to noncontrolling interests.

Operations: reflected lower financial capital markets transactions in the Strategic Services segment and price pressures, partially offset by the acquisition of Courier and higher volume in the International segment. See further details in the review of operating results by segment that follows below.

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

The acquisition of Courier supports the Company’s strategic objective of generating profitable growth and improved cash flow and liquidity through targeted acquisitions. The acquisition has enhanced the Company’s existing capabilities and ability to serve its customers and has provided cost savings through the combination of best practices, complementary products and manufacturing and distribution capabilities.

The Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial.  Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic goals. Additionally, to align with its long-term strategic goals, the Company announced that it intends to create three independent public companies and expects the transactions to be effective in October 2016.  The proposed spinoff transactions will allow each business to pursue their own strategies and invest according to the unique dynamics of their respective industries. Refer to Proposed Spinoff Transactions for further details regarding the proposed spinoff transactions.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday volume in catalogs, retail inserts and books. Partially offsetting this pattern, demand for financial print and related services is typically stronger in the first half of the year due to annual compliance requirements. As a result of the acquisition of Consolidated Graphics Inc., which provides significant campaign-related printed products, quarterly and annual results may also be impacted by U.S. election cycles. These seasonal patterns can also be impacted by overall trends in the U.S. and world economy. The Company expects the seasonality impact in 2016 and future years to be in line with historical patterns.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the three months ended March 31, 2016, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. The Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs, which impact the Company’s ink suppliers, logistics operations and manufacturing costs. Crude oil and energy prices continue to be volatile. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. Decreases in fuel prices are also passed on to customers which negatively impacts sales. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs, however, the Company enters into fixed price contracts for a portion of its natural gas purchases to mitigate the impact of changes in energy prices. The Company cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. Under the 2006 Postal Accountability and Enhancement Act, it had been anticipated that postage would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). On January 15, 2015, the United States Postal Service (“USPS”) filed for a CPI rate increase of approximately 2.0%, which was approved by the Postal Regulatory Commission on May 7, 2015, and became effective on May 31, 2015.  On April 10, 2016, the USPS removed the exigent surcharge which was approved in December 2013, resulting in a 4.3% decrease in postage rates for all significant mail categories.

As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the USPS to offer innovative products and mail preparation services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services has been negatively impacted by increases in postal rates. The USPS has temporarily suspended its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities. These restructuring plans may resume in mid to late 2016. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. Mail delivery services through the USPS accounted for approximately 41% of the Company’s logistics revenues during the three months ended March 31, 2016.

Goodwill Impairment Assessment

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the three months ended March 31, 2016 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of March 31, 2016, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill in a future interim period or as of October 31, 2016, the Company’s next annual measurement date.

Pension and Other Postretirement Benefit Plans

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. Based on current estimates, the Company expects to make cash contributions of approximately $25.0 million to $30.0 million to its pension and other postretirement benefits plans for the full year 2016, of which $8.0 million has been contributed during the three months ended March 31, 2016.

During the fourth quarter of 2015, the Company changed the method used to estimate the interest cost components of net pension and other postretirement benefits plan expense for its defined benefit pension and other postretirement benefit plans. Historically, the interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these interest components of net pension and other postretirement benefits plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change does not affect the measurement and calculation of the Company’s total benefit obligations. The Company has accounted for this change as a change in estimate, prospectively starting in the first quarter of 2016. The reduction in the interest cost components of net pension and other postretirement benefits plan expense for 2016 associated with this change in estimate is approximately $34.0 million.

During the fourth quarter of 2015, the Company communicated to retirees the option to receive a lump-sum pension payment or annuity with payments beginning in the second quarter of 2016. To the extent eligible individuals elect the option to receive a lump-sum pension payment or annuity, the Company’s pension obligations will be reduced. The Company expects to record a significant non-cash settlement charge in the second quarter of 2016 in connection with the settlement payments. The amount of this charge will depend on how many individuals elect the option to receive a lump-sum pension payment or annuity, as well as the discount rate and asset values on the settlement date. The Company estimates a settlement charge of approximately $90.0 million to $100.0 million assuming 30% to 35% of individuals elect the option to receive a lump sum pension payment or annuity.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

The following table shows the results of operations for the three months ended March 31, 2016 and 2015, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in millions, except percentages)

Products net sales	$2,172.2	$2,260.3	$(88.1)	(3.9%)
Services net sales	479.2	485.8	(6.6)	(1.4%)
Total net sales	2,651.4	2,746.1	(94.7)	(3.4%)
Products cost of sales (exclusive of depreciation and amortization)	1,701.2	1,780.3	(79.1)	(4.4%)
Services cost of sales (exclusive of depreciation and amortization)	380.9	386.1	(5.2)	(1.3%)
Total cost of sales	2,082.1	2,166.4	(84.3)	(3.9%)
Products gross profit	471.0	480.0	(9.0)	(1.9%)
Services gross profit	98.3	99.7	(1.4)	(1.4%)
Total gross profit	569.3	579.7	(10.4)	(1.8%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	331.6	330.9	0.7	0.2%
Restructuring, impairment and other charges-net	9.7	19.8	(10.1)	(51.0%)
Depreciation and amortization	107.0	113.4	(6.4)	(5.6%)
Other operating income	(12.3)	—	(12.3)	(100.0%)
Income from operations	$133.3	$115.6	$17.7	15.3%

Consolidated

Net sales of products for the three months ended March 31, 2016 decreased $88.1 million, or 3.9%, to $2,172.2 million versus the same period in 2015, including a $29.3 million, or 1.3%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower volume in the Variable Print segment and a decline in capital markets transactions in the Strategic Services segment, price pressures and a $13.2 million, or 0.6%, decrease in pass-through paper sales, partially offset by higher volume in the Publishing and Retail Services segment as a result of the acquisition of Courier.

Net sales from services for the three months ended March 31, 2016 decreased $6.6 million, or 1.4%, to $479.2 million versus the same period in 2015, including a $6.3 million, or 1.3%, decrease due to changes in foreign exchange rates. The decrease in net sales from services was primarily due to lower volume in the Strategic Services segment, primarily driven by a decrease in fuel surcharges and pass-through postage sales.

Products cost of sales decreased $79.1 million, or 4.4%, for the three months ended March 31, 2016 versus the same period in the prior year. Products cost of sales decreased primarily due to lower volume in the Variable Print segment and a decline in capital markets transactions in the Strategic Services segment, partially offset by higher volume in the Publishing and Retail Services segment as a result of the acquisition of Courier and wage and other inflation in the International segment.  As a percentage of net sales, products cost of sales decreased 0.5% for the three months ended March 31, 2016 versus the same period in 2015, primarily due to cost savings initiatives that more than offset wage and other cost inflation.

Services cost of sales decreased $5.2 million, or 1.3%, for the three months ended March 31, 2016 versus the same period in the prior year. Services cost of sales decreased primarily due to lower volume in the Strategic Services segment driven by the logistics reporting unit, partially offset by increased costs due to unfavorable mix. As a percentage of net sales, services cost of sales was flat year-over-year.

Products gross profit decreased $9.0 million to $471.0 million for the three months ended March 31, 2016 versus the same period in 2015 primarily due to lower volume in the Strategic Services and Variable Print segments and price pressures, partially offset by higher volume in the Publishing and Retail Services segment due to the acquisition of Courier and cost control initiatives. Products gross margin increased from 21.2% to 21.7%, reflecting the impact of higher volume in the Publishing and Retail Services segment and cost control initiatives as well as synergies resulting from the integration of Courier.

Services gross profit increased $1.4 million to $98.3 million for the three months ended March 31, 2016 versus the same period in 2015 due to cost control initiatives in the Strategic Services segment, mostly offset by unfavorable mix in the logistics reporting unit. Services gross margin remained consistent at 20.5%.

Selling, general and administrative expenses increased $0.7 million to $331.6 million for the three months ended March 31, 2016 versus the same period in 2015 reflecting $11.9 million of spinoff-related transaction expenses and an increase in legal and incentive compensation expenses, partially offset by a $9.9 million decrease in acquisition-related expenses and an increase in pension and other postretirement benefits plan income. As a percentage of net sales, selling, general and administrative expenses increased from 12.0% to 12.5% for the three months ended March 31, 2016 versus the same period in 2015, due to lower volume in the Variable Print and Strategic Services segments and the impact of the spinoff-related transaction expenses and increase in legal expenses.

For the three months ended March 31, 2016, the Company recorded net restructuring, impairment and other charges of $9.7 million compared to $19.8 million in the same period in 2015. In 2016, these charges included $5.0 million of employee termination costs for 353 employees, of whom 350 were terminated as of March 31, 2016. These charges were primarily the result of the announcement of two facility closures in the International segment and the reorganization of certain operations. The Company also incurred lease termination and other restructuring charges of $4.1 million for the three months ended March 31, 2016. Additionally, the Company recorded $1.4 million of other charges for multi-employer pension plan withdrawal obligations and $0.8 million of income primarily related to the gains on sales of previously impaired long-lived assets.

For the three months ended March 31, 2015, the Company recorded net restructuring, impairment and other charges of $19.8 million. In 2015, these charges included $14.2 million of employee termination costs for 894 employees, all of whom were terminated as of March 31, 2016. These charges were primarily the result of one facility closure in the International segment, one facility closure in the Variable Print segment and the reorganization of certain operations.   Additionally, the Company incurred lease termination and other restructuring charges of $3.6 million for the three months ended March 31, 2015. The Company also recorded $1.3 million of other charges for multi-employer pension plan withdrawal obligations and $0.7 million of net impairment charges primarily related to buildings and machinery and equipment associated with facility closures for the three months ended March 31, 2015.

Depreciation and amortization decreased $6.4 million to $107.0 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to lower capital spending in recent years compared to historical levels, partially offset by additional depreciation and amortization due to the acquisition of Courier. Depreciation and amortization included $18.3 million and $19.0 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, other operating income was $12.3 million, which included the gain on the sale of two entities in the International segment.

Income from operations for the three months ended March 31, 2016 was $133.3 million, an increase of 15.3% compared to the three months ended March 31, 2015. The increase was due to the acquisition of Courier, the gains on the sales of two entities in the International segment, lower restructuring, impairment and other charges and higher volume in the International segment, partially offset by lower financial capital markets transactions in the Strategic Services segment and price pressures.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$68.2	$69.0	$(0.8)	(1.2%)
Investment and other expense-net	—	28.3	(28.3)	(100.0%)

Net interest expense decreased by $0.8 million for the three months ended March 31, 2016 versus the same period in 2015, primarily due to a decrease in average senior notes outstanding, partially offset by higher average borrowings under the Credit Agreement.

Net investment and other expense for the three months ended March 31, 2016 and 2015 was nil and $28.3 million, respectively.  For the three months ended March 31, 2015, the Company recorded a loss of $29.9 million related to the currency remeasurement in Venezuela and the related impact of the devaluation.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$65.1	$18.3	$46.8	255.7%
Income tax expense	25.0	6.4	18.6	290.6%
Effective income tax rate	38.4%	35.0%

Income (loss) attributable to noncontrolling interests was income of $0.3 million for the three months ended March 31, 2016 and a loss of $10.4 million for the three months ended March 31, 2015.  For the three months ended March 31, 2015, the remeasurement of the Venezuelan currency resulted in a loss attributable to noncontrolling interests of $10.3 million.

Net earnings attributable to RR Donnelley common shareholders for the three months ended March 31, 2016 was $39.8 million, or $0.19 per diluted share, compared to $22.3 million, or $0.11 per diluted share, for the three months ended March 31, 2015. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 8.7 million, primarily as a result of the acquisition of Courier.

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

Publishing and Retail Services

	Three Months Ended
	March 31,
	2016	2015
	(in millions, except percentages)
Net sales	$596.3	$573.8
Income from operations	15.8	11.8
Operating margin	2.6%	2.1%
Restructuring, impairment and other charges-net	3.4	4.3

	Net Sales for the Three Months Ended
	March 31,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$323.2	$349.6	$(26.4)	(7.6%)
Books	241.6	191.9	49.7	25.9%
Directories	31.5	32.3	(0.8)	(2.5%)
Total Publishing and Retail Services	$596.3	$573.8	$22.5	3.9%

Net sales for the Publishing and Retail Services segment for the three months ended March 31, 2016 were $596.3 million, an increase of $22.5 million, or 3.9%, compared to the same period in 2015. Net sales increased due to the acquisition of Courier, partially offset by price pressures, a $13.2 million decrease in paper pass-through sales and lower volume in the magazines, catalogs and retail inserts reporting unit. An analysis of net sales by reporting unit follows:

•

Magazines, catalogs and retail inserts: Sales declined due to a decrease in pass-through paper sales, price pressures and reduced volume in catalogs and magazines, partially offset by increased volume in retail inserts.

•	Books: Sales increased as a result of the acquisition of Courier and increased supply chain management and fulfillment volume.
•	Directories: Sales decreased primarily as a result of price pressures, partially offset by an increase in volume.

Publishing and Retail Services segment income from operations increased by $4.0 million for the three months ended March 31, 2016 primarily due to higher volume as a result of the acquisition of Courier and cost control initiatives, including synergies from the integration of Courier, partially offset by price pressures, primarily in magazines, catalogs and retail inserts and higher depreciation and amortization expense primarily from the acquisition of Courier. Operating margins increased from 2.1% for the three months ended March 31, 2015 to 2.6% for the three months ended March 31, 2016. Lower restructuring, impairment and other charges improved operating margins by 0.1 percentage points.  Operating margins also increased due to synergies from the integration of Courier and other cost control initiatives, partially offset by price pressures.

Variable Print

	Three Months Ended
	March 31,
	2016	2015
	(in millions, except percentages)
Net sales	$901.8	$948.8
Income from operations	69.5	66.2
Operating margin	7.7%	7.0%
Restructuring, impairment and other charges-net	1.2	5.0

	Net Sales for the Three Months Ended
	March 31,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$393.1	$412.7	$(19.6)	(4.7%)
Office products	127.4	137.3	(9.9)	(7.2%)
Direct mail	126.6	126.8	(0.2)	(0.2%)
Statement printing	107.9	112.1	(4.2)	(3.7%)
Labels	100.8	107.5	(6.7)	(6.2%)
Forms	46.0	52.4	(6.4)	(12.2%)
Total Variable Print	$901.8	$948.8	$(47.0)	(5.0%)

Net sales for the Variable Print segment for the three months ended March 31, 2016 were $901.8 million, a decrease of $47.0 million, or 5.0%, compared to the same period in 2015, including a $2.3 million, or 0.2%, decrease due to changes in foreign exchange rates.  Net sales decreased due to lower volume across all reporting units, price pressures and lower pass-through postage sales.  An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales decreased as a result of lower volume, primarily in transactional activity, a decrease in pass-through postage sales and price pressures.
•	Office products: Sales decreased as a result of lower volume, primarily in filing products.
•	Direct mail: Sales decreased slightly as a result of price pressures, partially offset by higher volume.
•	Statement printing: Sales decreased primarily as a result of lower volume.
•	Labels: Sales decreased primarily as a result of lower volume.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations increased $3.3 million for the three months ended March 31, 2016 mainly due to lower depreciation and amortization expense, favorable mix within labels and forms and lower restructuring, impairment and other charges partially offset by price pressures and lower volume. Operating margins increased from 7.0% for the three months ended March 31, 2015 to 7.7% for the three months ended March 31, 2016, of which 0.4 percentage points were due to lower restructuring, impairment and other charges.  Additionally, changes in operating margins reflected lower depreciation and amortization expense, partially offset by price pressures.

Strategic Services

	Three Months Ended
	March 31,
	2016	2015
	(in millions, except percentages)
Net sales	$634.6	$667.3
Income from operations	43.7	55.0
Operating margin	6.9%	8.2%
Restructuring, impairment and other charges-net	1.0	2.2

	Net Sales for the Three Months Ended
	March 31,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Logistics	$313.2	$320.7	$(7.5)	(2.3%)
Financial	224.2	250.8	(26.6)	(10.6%)
Digital and creative solutions	50.0	38.9	11.1	28.5%
Sourcing	47.2	56.9	(9.7)	(17.0%)
Total Strategic Services	$634.6	$667.3	$(32.7)	(4.9%)

Net sales for the Strategic Services segment for the three months ended March 31, 2016 were $634.6 million, a decrease of $32.7 million, or 4.9%, compared to the same period in 2015, including a $1.4 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to a reduction in capital markets transactions activity and decreases in fuel surcharges and pass-through postage sales in logistics, partially offset by higher volume in freight brokerage services and publishing volume as a result of the acquisition of Courier. An analysis of net sales by reporting unit follows:

•	Logistics: Sales decreased primarily due to a decrease in fuel surcharges and pass-through postage sales, partially offset by higher volume in freight brokerage services.
•	Financial: Sales decreased primarily due to a reduction in capital markets transactions activity and compliance products volume.

•	Digital and creative solutions: Sales increased due to publishing volume as a result of the Courier acquisition, partially offset by lower volume in prepress and photo.
•	Sourcing: Sales decreased primarily due to lower commercial volume, partially offset by higher volume in forms and variable print.

Strategic Services segment income from operations decreased $11.3 million for the three months ended March 31, 2016, mainly due to a reduction in capital markets transactions activity, partially offset by volume increases in freight brokerage services and publishing volume as a result of the acquisition of Courier. Operating margins decreased from 8.2% for the three months ended March 31, 2015 to 6.9% for the three months ended March 31, 2016. Lower restructuring, impairment and other charges improved operating margins by 0.1 percentage points. Operating margins were also impacted by a reduction in capital market transactions activity and unfavorable revenue mix in logistics, partially offset by publishing volume as a result of the Courier acquisition and higher volume in freight brokerage services.

International

	Three Months Ended
	March 31,
	2016	2015
	(in millions, except percentages)
Net sales	$518.7	$556.2
Income from operations	37.6	12.1
Operating margin	7.2%	2.2%
Restructuring, impairment and other charges-net	2.5	7.7
Gain on sale of businesses	12.3	—

	Net Sales for the Three Months Ended
	March 31,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Asia	$158.1	$164.9	$(6.8)	(4.1%)
Business process outsourcing	98.1	107.1	(9.0)	(8.4%)
Global Turnkey Solutions	79.1	80.5	(1.4)	(1.7%)
Europe	70.0	74.8	(4.8)	(6.4%)
Canada	60.1	54.8	5.3	9.7%
Latin America	53.3	74.1	(20.8)	(28.1%)
Total International	$518.7	$556.2	$(37.5)	(6.7%)

Net sales in the International segment for the three months ended March 31, 2016 were $518.7 million, a decrease of $37.5 million, or 6.7%, compared to the same period in 2015, including a $31.9 million, or 5.7%, decrease due to changes in foreign exchange rates. The net sales decrease was also due to price pressures, partially offset by higher volume in Canada. An analysis of net sales by reporting unit follows:

●	Asia: Sales decreased due to lower volume, primarily in packaging and labels, changes in foreign exchange rates and price pressures, partially offset by higher volume in book exports.
●

Business process outsourcing: Sales decreased due to lower volume as a result of the sale of two entities in the first quarter of 2016, changes in foreign exchanges rates and price pressures, partially offset by higher outsourcing volume.

●	Global Turnkey Solutions: Sales decreased primarily due to lower volume.
●	Europe: Sales decreased primarily due to lower volume, changes in foreign exchange rates and price pressures.
●	Canada: Sales increased due to higher volume in forms and labels, partially offset by changes in foreign exchange rates.
●

Latin America: Sales decreased primarily due to lower forms volume as a result of the sale of the Venezuelan operating entity in the second quarter of 2015 and changes in foreign exchange rates across the region, partially offset by higher commercial print volume.

International segment income from operations increased $25.5 million primarily due to the gain on the sale of two entities in business process outsourcing, higher volume in Canada and lower restructuring, impairment and other charges, partially offset by price pressures and wage and other inflation in business process outsourcing and Asia.  Operating margins increased from 2.2% for the three months ended March 31, 2015 to 7.2% for the three months ended March 31, 2016, of which 2.4 percentage points were due to the gain on the sale of two entities in business process outsourcing and 0.9 percentage points were due to lower restructuring, impairment and other charges.  The remaining increase in operating margins reflected favorable revenue mix in Canada, partially offset by price pressures and wage and other inflation in business process outsourcing and Asia.

Corporate

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Operating expenses	$33.3	$29.5
Spinoff-related transaction expenses	11.9	—
Restructuring, impairment and other charges-net	1.6	0.6
Acquisition-related expenses	0.6	10.5

Corporate operating expenses in the three months ended March 31, 2016 were $33.3 million, an increase of $3.8 million compared to the same period in 2015. The increase was driven by spinoff-related transaction expenses and an increase in legal expenses, mostly offset by a decrease in acquisition-related expenses and an increase in pension income.

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

The following describes the Company’s cash flows for the three months ended March 31, 2016 and 2015.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $192.8 million for the three months ended March 31, 2016, compared to $144.3 million for the same period in 2015. The increase in net cash used in operating activities reflected timing of supplier payments and higher payments for spinoff-related transaction expenses, partially offset by timing of customer payments and lower payments for incentive compensation costs.

Cash Flows From Investing Activities

Net cash used in investing activities was $29.5 million for the three months ended March 31, 2016 compared to $45.7 million for the same period in 2015.  Capital expenditures were $48.1 million during the first three months of 2016, a decrease of $0.4 million as compared to the same period of 2015. The Company expects that capital expenditures for 2016 will be approximately $200 million to $225 million, compared to $207.6 million in 2015. For the three months ended March 31, 2016, cash provided by investing activities included $13.4 million of proceeds from the disposition of two entities in the International segment.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $92.0 million compared to net cash used in financing activities of $47.6 million in the same period in 2015. During the three months ended March 31, 2016, the Company received proceeds of $145.0 million from borrowings under the Credit Agreement.

LIQUIDITY

Cash and cash equivalents of $263.7 million as of March 31, 2016 included $28.0 million in the U.S. and $235.7 million at international locations. The Company’s foreign subsidiaries are expected to make approximately $175.0 million in payments in 2016 and future years in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $4.7 million as of March 31, 2016 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $263.7 million at March 31, 2016 were $8.3 million of short-term investments, which primarily consist of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

The Company’s debt maturities as of March 31, 2016 are shown in the following table:

	Debt Maturity Schedule
	Total	2016	2017	2018	2019	2020	Thereafter
	(in millions)
Senior notes and debentures and borrowings under the Credit Agreement (a)	$3,577.4	$364.8	$251.5	$250.0	$411.1	$350.0	$1,950.0
Capital lease obligations	9.9	4.5	3.5	1.0	0.5	0.3	0.1
Miscellaneous debt obligations	13.2	12.8	0.2	0.2	—	—	—
Total	$3,600.5	$382.1	$255.2	$251.2	$411.6	$350.3	$1,950.1

(a)

Excludes unamortized debt issuance costs of $24.5 million, a discount of $2.3 million and an adjustment for fair value hedges of $3.6 million related to the Company’s 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

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

There were $145.0 million of borrowings under the Credit Agreement as of March 31, 2016. Based on the Company’s results of operations for the twelve months ended March 31, 2016 and existing debt, the Company would have had the ability to utilize approximately $1.0 billion of the $1.5 billion Credit Agreement and not have been in violation of the terms of the agreement.

The current availability under the Credit Agreement as of March 31, 2016 is shown in the table below:

March 31, 2016
Availability	(in millions)
Committed Credit Agreement	$1,500.0
Availability reduction from covenants	376.8
$1,123.2
Usage
Borrowings under the Credit Agreement	145.0
Impact on availability related to outstanding letters of credit	—
145.0

Current availability at March 31, 2016	$978.2

The Company was in compliance with its debt covenants as of March 31, 2016, and expects to remain in compliance based on management’s estimates of operating and financial results for 2016 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. Additionally, in connection with the proposed spinoff transactions, the Company will be required to amend the existing Credit Agreement or enter into a replacement Credit Agreement. As of March 31, 2016, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by seventeen U.S. and international financial institutions.

As of March 31, 2016, the Company had $96.2 million in outstanding letters of credit and bank guarantees, of which $58.3 million were issued under the Credit Agreement.  The letters of credit used under the Credit Agreement did not reduce availability under the Credit Agreement as of March 31, 2016, as the amounts issued were less than the reduction in availability from the Leverage Ratio covenant.  As of March 31, 2016, the Company also had $169.5 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”).  As of March 31, 2016, bank acceptance drafts, letters of credit and guarantees of $44.3 million were issued, and reduced availability, under the Company’s Other Facilities.  Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $158.2 million as of March 31, 2016.

On August 4, 2015, in connection with the announcement of the Company’s proposed spinoff transactions, Standard & Poor’s Rating Services (“S&P”) changed the Company’s long-term corporate credit ratings outlook from stable to CreditWatch negative and Moody’s Investor Service (“Moody’s”) changed the Company’s ratings outlook from stable to developing. On February 2, 2016, Moody’s downgraded the Company’s long-term corporate credit rating from Ba2 to Ba3 and changed the credit ratings outlook from on review for downgrade to developing.  Moody’s also downgraded its rating on the Company’s senior unsecured debt and Credit Agreement from Ba3 to B1 and Baa2 to Baa3, respectively. The Company’s S&P and Moody’s credit ratings as of March 31, 2016 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	BB-, CreditWatch negative	Ba3, developing
Senior unsecured debt	BB-	B1
Credit Agreement	BB+	Baa3

Dividends

During the three months ended March 31, 2016, the Company paid cash dividends of $54.3 million. On April 7, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on June 1, 2016 to RR Donnelley shareholders of record on May 13, 2016.

Acquisitions and Dispositions

During the three months ended March 31, 2016, the Company sold two entities within the business process outsourcing reporting unit, for net proceeds of $13.4 million, all of which was received as of March 31, 2016.

During the year ended December 31, 2015, the Company paid $118.2 million, net of cash acquired, substantially all for the acquisition of Courier.  The Company financed the cash portion of the Courier acquisition with a combination of cash on hand and borrowings under the Credit Agreement.

Debt Issuances

There were no debt issuances during the three months ended March 31, 2016 and 2015.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed-rate debt. At March 31, 2016, the Company’s variable-interest borrowings were $347.6 million, or approximately 10% of the Company’s total debt, including $190.0 million notional value of interest rate swap agreements (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $157.6 million in borrowings under the Company’s Credit Agreement and Other Facilities. Including the effect of the fixed to floating interest rate swaps, approximately 94% of the Company’s outstanding term debt was comprised of fixed-rate debt as of March 31, 2016.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2016 and 2015 by approximately $100.7 million and $92.3 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of March 31, 2016 and December 31, 2015, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $264.7 million and $268.4 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized losses from these foreign exchange forward contracts were $3.9 million at March 31, 2016. Net unrealized gains from these foreign exchange forward contracts were $0.3 million at December 31, 2015. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to the Company’s market risk since December 31, 2015.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set for in the Company’s 2015 Form 10-K.

Item 4: Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2016 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2016 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1: Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	$—
February 1, 2016 - February 29, 2016	—	—	—	$—
March 1, 2016 - March 31, 2016	486,280	15.35	—	$—
Total	486,280	$15.35	—
(a)	Shares withheld for tax liabilities upon vesting of equity awards

The Credit Agreement generally allows annual dividend payments of up to $225.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. For more detail refer to Note 14, Debt, as well as the Credit Agreement and its amendments filed as exhibits to this Quarterly Report on Form 10-Q.

Item 4: Mine Safety Disclosures

Not applicable

Item 6. Exhibits

2.1

Agreement and Plan of Merger by and among Courier Corporation, R. R. Donnelley & Sons Company, Raven Solutions, Inc. and Raven Ventures LLC, dated as of February 5, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 11, 2015, filed on February 11, 2015)

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

10.18	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*
10.19	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*
10.20	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014)*
10.22	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013)*
10.23	Form of Amendment to Cash Retention Awards (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2016, filed on March 2, 2016)*
10.24	Form of Long Term Incentive Cash Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014)*
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

10.32	Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 25, 2016)
31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
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

Date: May 3, 2016