Form 10-Q
period 2016-06-30
RR Donnelley & Sons Co
filed 2016-08-03
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐    No  ☒

As of July 29, 2016, 209.5 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$290.6	$389.6
Receivables, less allowances for doubtful accounts of $47.0 in 2016 (2015 - $41.5)	1,968.4	2,000.4
Inventories (Note 3)	596.8	592.0
Prepaid expenses and other current assets	118.5	119.7
Total current assets	2,974.3	3,101.7
Property, plant and equipment-net (Note 4)	1,375.0	1,448.1
Goodwill (Note 5)	1,746.2	1,743.6
Other intangible assets-net (Note 5)	404.5	438.0
Deferred income taxes	192.6	178.2
Other noncurrent assets	395.6	369.7
Total assets	$7,088.2	$7,279.3
LIABILITIES
Accounts payable	$1,047.7	$1,322.3
Accrued liabilities	720.0	780.4
Short-term and current portion of long-term debt (Note 13)	675.6	234.6
Total current liabilities	2,443.3	2,337.3
Long-term debt (Note 13)	2,943.8	3,188.3
Pension liabilities	555.5	514.4
Other postretirement benefits plan liabilities	168.6	168.8
Other noncurrent liabilities	357.5	373.9
Total liabilities	6,468.7	6,582.7
Commitments and Contingencies (Note 12)
EQUITY (Note 8)
RR Donnelley shareholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value in 2016 (2015 - $1.25)
Authorized: 500.0 shares;
Issued: 267.0 shares in 2016 and 2015	2.7	333.7
Additional paid-in-capital	3,469.4	3,164.3
Accumulated deficit	(704.0)	(620.6)
Accumulated other comprehensive loss	(791.9)	(793.2)
Treasury stock, at cost, 57.5 shares in 2016 (2015 - 58.2 shares)	(1,370.4)	(1,401.5)
Total RR Donnelley shareholders' equity	605.8	682.7
Noncontrolling interests	13.7	13.9
Total equity	619.5	696.6
Total liabilities and equity	$7,088.2	$7,279.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Products net sales	$2,252.5	$2,264.5	$4,424.7	$4,524.8
Services net sales	477.2	483.6	956.4	969.4
Total net sales	2,729.7	2,748.1	5,381.1	5,494.2

Products cost of sales (exclusive of depreciation and amortization)	1,755.5	1,761.4	3,456.7	3,541.7
Services cost of sales (exclusive of depreciation and amortization)	369.3	370.9	750.2	757.0
Total cost of sales	2,124.8	2,132.3	4,206.9	4,298.7

Products gross profit	497.0	503.1	968.0	983.1
Services gross profit	107.9	112.7	206.2	212.4
Total gross profit	604.9	615.8	1,174.2	1,195.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	434.9	313.1	766.5	644.0
Restructuring, impairment and other charges-net (Note 6)	13.7	32.2	23.4	52.0
Depreciation and amortization	104.0	112.8	211.0	226.2
Other operating income	—	—	(12.3)	—
Income from operations	52.3	157.7	185.6	273.3
Interest expense-net	68.8	69.2	137.0	138.2
Investment and other expense-net	1.0	11.9	1.0	40.2
(Loss) earnings before income taxes	(17.5)	76.6	47.6	94.9
Income tax (benefit) expense	(3.2)	33.0	21.8	39.4
Net (loss) earnings	(14.3)	43.6	25.8	55.5
Less: Income (loss) attributable to noncontrolling interests	0.2	0.1	0.5	(10.3)
Net (loss) earnings attributable to RR Donnelley common shareholders	$(14.5)	$43.5	$25.3	$65.8

Net (loss) earnings per share attributable to RR Donnelley common shareholders (Note 9):
Basic net (loss) earnings per share	$(0.07)	$0.21	$0.12	$0.33
Diluted net (loss) earnings per share	$(0.07)	$0.21	$0.12	$0.32

Dividends declared per common share	$0.26	$0.26	$0.52	$0.52

Weighted average number of common shares outstanding:
Basic	209.9	203.1	209.8	201.8
Diluted	209.9	204.2	211.4	203.1

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (loss) earnings	$(14.3)	$43.6	$25.8	$55.5

Other comprehensive (loss) income, net of tax (Note 10):
Translation adjustments	(22.5)	17.6	(4.6)	(5.0)
Adjustment for net periodic pension and postretirement benefits plan cost	6.7	6.0	6.1	8.2
Other comprehensive (loss) income	(15.8)	23.6	1.5	3.2
Comprehensive (loss) income	(30.1)	67.2	27.3	58.7
Less: comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.1)	0.7	(10.3)
Comprehensive (loss) income attributable to RR Donnelley common shareholders	$(30.3)	$67.3	$26.6	$69.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net earnings	$25.8	$55.5
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Impairment charges	0.6	0.9
Depreciation and amortization	211.0	226.2
Provision for doubtful accounts receivable	12.5	6.9
Share-based compensation	10.0	9.8
Deferred income taxes	(20.8)	(25.5)
Changes in uncertain tax positions	(1.4)	(1.6)
(Gain) loss on investments and other assets - net	(12.4)	10.3
Loss related to Venezuela currency remeasurement-net	—	30.3
Net pension and other postretirement benefits plan income	(38.1)	(22.0)
Loss on pension settlement	96.9	—
Other	3.3	18.0
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	14.2	54.2
Inventories	(3.3)	0.8
Prepaid expenses and other current assets	(10.8)	14.0
Accounts payable	(274.5)	(168.7)
Income taxes payable and receivable	(15.2)	25.3
Accrued liabilities and other	(84.9)	(158.9)
Pension and other postretirement benefits plan contributions	(13.2)	(14.5)
Net cash (used in) provided by operating activities	(100.3)	61.0
INVESTING ACTIVITIES
Capital expenditures	(101.4)	(101.1)
Acquisitions of businesses, net of cash acquired	—	(118.5)
Disposition of businesses	13.4	0.6
Proceeds from sales of investments and other assets	3.1	14.8
Transfers from restricted cash	14.9	—
Other investing activities	(2.1)	(6.1)
Net cash used in investing activities	(72.1)	(210.3)
FINANCING ACTIVITIES
Net change in short-term debt	0.9	7.1
Payments of current maturities and long-term debt	(2.9)	(270.8)
Net proceeds from credit facility borrowings	185.0	300.0
Dividends paid	(108.7)	(104.1)
Other financing activities	1.9	3.5
Net cash provided by (used in) financing activities	76.2	(64.3)
Effect of exchange rate on cash and cash equivalents	(2.8)	(18.9)
Net decrease in cash and cash equivalents	(99.0)	(232.5)
Cash and cash equivalents at beginning of year	389.6	527.9
Cash and cash equivalents at end of period	$290.6	$295.4

Supplemental non-cash disclosure:
Assumption of warehousing equipment related to customer contract	$8.8	$—
Issuance of 8.0 million shares of RR Donnelley stock for acquisition of business	$—	$154.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

Donnelley Financial Solutions and LSC Communications each filed a Form 10 on March 31, 2016, which were subsequently amended on June 7, 2016. Additionally, the expected leadership of the three companies was announced in the Company’s Form 8-K filed on April 13, 2016. The transactions are subject to customary conditions, including obtaining rulings from the Internal Revenue Service (which the Company has received) and/or tax opinions, execution of inter-company agreements and final approval by the Company’s Board of Directors. The Company expects to complete the transactions in October 2016, but there can be no assurance that the transactions will be completed on the anticipated timeline, or at all, or that the terms of the transactions will not change.

Upon separation, the historical results of Donnelley Financial Solutions and LSC Communications will be presented as discontinued operations.

2. Acquisitions and Dispositions

For the three and six months ended June 30, 2016, the Company recorded $1.4 million and $2.0 million of acquisition-related expenses, respectively, associated with contemplated acquisitions within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

2016 Dispositions

On January 11, 2016, the Company sold two entities within the business process outsourcing reporting unit for net proceeds of $13.4 million, all of which was received as of June 30, 2016, resulting in a gain of $12.3 million during the six months ended June 30, 2016.  The gain was recorded in other operating income in the Condensed Consolidated Statements of Operations.  The operations of these entities were included in the International segment.

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

The tax deductible goodwill related to 2015 acquisitions was $15.0 million.

Based on the valuations, the final purchase price allocation for the Courier acquisition, as well as the purchase price allocation for the three insignificant acquisitions was as follows:

Accounts receivable	$36.2
Inventories	59.0
Prepaid expenses and other current assets	38.8
Property, plant and equipment	163.8
Other intangible assets	108.8
Other noncurrent assets	7.9
Goodwill	66.3
Accounts payable and accrued liabilities	(24.6)
Other noncurrent liabilities	(10.5)
Deferred taxes--net	(83.7)
Total purchase price-net of cash acquired	362.0
Less: debt assumed	80.2
Less: settlement of accounts receivable for acquisition of a business	8.6
Less: value of common stock issued	155.2
Net cash paid	$118.0

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

The fair values of property, plant and equipment associated with the Courier acquisition were determined to be Level 3 under the fair value hierarchy and were estimated using either the market approach, if a secondhand market existed, or the cost approach.

2015 Disposition

On April 29, 2015, the Company sold its 50.1% interest in its Venezuelan operating entity. The proceeds were de minimis, and the sale resulted in a net loss of $14.7 million, which was recognized in net investment and other expense in the Consolidated Statement of Operations for the year ended December 31, 2015. The Company’s Venezuelan operations had net sales of $16.3 million and a loss before income taxes of $38.4 million, including the net loss as a result of the sale, for the six months ended June 30, 2015.

Pro forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2015 presents the combined results of operations of the Company and the 2015 acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to acquisition.

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

	Three Months Ended June 30	Six Months Ended June 30
	2015	2015
Net sales	$2,810.8	$5,617.5
Net earnings attributable to RR Donnelley common shareholders	61.8	95.2
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.30	$0.46
Diluted	$0.29	$0.45

The following table outlines unaudited pro forma financial information for the three and six months ended June 30, 2015:

	Three Months Ended June 30	Six Months Ended June 30
	2015	2015
Amortization of purchased intangibles	$21.2	$42.6
Restructuring, impairment and other charges	11.1	28.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three and six months ended June 30, 2015 were as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2015	2015
Depreciation and amortization of purchased assets, pre-tax	$(2.0)	$0.4
Acquisition-related expenses, pre-tax	(4.7)	18.6
Restructuring, impairment and other charges, pre-tax	21.1	24.1
Inventory fair value adjustment, pre-tax	3.2	3.2
Other pro forma adjustments, pre-tax	0.4	1.2
Income taxes	(9.5)	(10.4)

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
Raw materials and manufacturing supplies	$245.9	$247.2
Work in process	167.0	156.1
Finished goods	269.7	275.2
LIFO reserve	(85.8)	(86.5)
Total	$596.8	$592.0

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
Land	$112.4	$113.6
Buildings	1,222.6	1,224.7
Machinery and equipment	6,154.2	6,160.3
	7,489.2	7,498.6
Less: Accumulated depreciation	(6,114.2)	(6,050.5)
Total	$1,375.0	$1,448.1

During the three and six months ended June 30, 2016, depreciation expense was $77.4 million and $155.7 million, respectively. During the three and six months ended June 30, 2015, depreciation expense was $82.5 million and $165.4 million, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2016 were as follows:

	Publishing and Retail	Variable	Strategic
	Services	Print	Services	International	Total
Net book value as of December 31, 2015
Goodwill	$739.2	$1,914.0	$991.5	$1,123.6	$4,768.3
Accumulated impairment losses	(688.0)	(1,105.2)	(219.7)	(1,011.8)	(3,024.7)
Total	51.2	808.8	771.8	111.8	1,743.6
Foreign exchange and other adjustments	—	0.9	0.4	1.3	2.6
Net book value as of June 30, 2016
Goodwill	739.2	1,914.9	991.3	1,100.5	4,745.9
Accumulated impairment losses	(688.0)	(1,105.2)	(219.1)	(987.4)	(2,999.7)
Total	$51.2	$809.7	$772.2	$113.1	$1,746.2

The components of other intangible assets at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$925.9	$(580.5)	$345.4	$932.1	$(555.3)	$376.8
Patents	2.0	(2.0)	—	98.3	(98.3)	—
Trademarks, licenses and agreements	27.7	(27.2)	0.5	30.6	(29.9)	0.7
Trade names	46.5	(20.0)	26.5	47.5	(19.1)	28.4
Total amortizable other intangible assets	1,002.1	(629.7)	372.4	1,108.5	(702.6)	405.9
Indefinite-lived trade names	32.1	—	32.1	32.1	—	32.1
Total other intangible assets	$1,034.2	$(629.7)	$404.5	$1,140.6	$(702.6)	$438.0

Amortization expense for other intangible assets was $15.7 million and $19.2 million for the three months ended June 30, 2016 and 2015, respectively, and $34.0 million and $38.2 million for the six months ended June 30, 2016 and 2015, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of June 30, 2016:

For the year ending December 31,	Amount
2016	$64.6
2017	58.8
2018	52.9
2019	48.7
2020	45.1
2021 and thereafter	136.3
Total	$406.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended June 30, 2016 and 2015, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2016	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$1.5	$0.6	$2.1	$0.1	$0.8	$3.0
Variable Print	0.1	0.6	0.7	0.4	0.5	1.6
Strategic Services	1.2	0.2	1.4	0.6	0.1	2.1
International	2.4	1.1	3.5	0.2	—	3.7
Corporate	3.5	(0.2)	3.3	—	—	3.3
Total	$8.7	$2.3	$11.0	$1.3	$1.4	$13.7

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2015	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$0.4	$0.4	$0.8	$(0.1)	$17.0	$17.7
Variable Print	1.1	2.0	3.1	0.4	0.5	4.0
Strategic Services	2.2	0.6	2.8	—	3.0	5.8
International	1.5	1.5	3.0	(0.2)	—	2.8
Corporate	1.6	0.3	1.9	—	—	1.9
Total	$6.8	$4.8	$11.6	$0.1	$20.5	$32.2

For the six months ended June 30, 2016 and 2015, the Company recorded the following net restructuring, impairment and other charges:

Six Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2016	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$2.1	$1.6	$3.7	$1.1	$1.6	$6.4
Variable Print	0.3	1.5	1.8	0.1	0.9	2.8
Strategic Services	1.5	0.7	2.2	0.6	0.3	3.1
International	6.1	2.6	8.7	(2.5)	—	6.2
Corporate	3.7	—	3.7	1.2	—	4.9
Total	$13.7	$6.4	$20.1	$0.5	$2.8	$23.4

Six Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2015	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$3.2	$1.5	$4.7	$(0.5)	$17.8	$22.0
Variable Print	3.1	3.3	6.4	1.7	0.9	9.0
Strategic Services	3.8	1.1	4.9	—	3.1	8.0
International	9.2	1.7	10.9	(0.4)	—	10.5
Corporate	1.7	0.8	2.5	—	—	2.5
Total	$21.0	$8.4	$29.4	$0.8	$21.8	$52.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and Impairment Charges

For the three and six months ended June 30, 2016, the Company recorded net restructuring charges of $8.7 million and $13.7 million, respectively, for employee termination costs for an aggregate of 696 employees, of whom 672 were terminated as of June 30, 2016. These charges primarily related to the announcement of one facility closure in the Publishing and Retail segment, two facility closures in the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $2.3 million and $6.4 million, respectively, for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2016, the Company also recorded $1.3 million and $0.5 million of net impairment charges primarily related to buildings and machinery and equipment associated with facility closures as well as gains on the sale of previously impaired assets.

For the three and six months ended June 30, 2015, the Company recorded net restructuring charges of $6.8 million and $21.0 million, respectively, for employee termination costs for 1,201 employees, all of whom were terminated as of June 30, 2016. These charges primarily related to one facility closure in the International segment, one facility closure in the Variable Print segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $4.8 million and $8.4 million, respectively, for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, the Company also recorded $0.1 million and $0.8 million, respectively, of net impairment charges primarily related to buildings and machinery and equipment associated with facility closures.

Other Charges

For the three and six months ended June 30, 2016, the Company recorded other charges of $1.4 million and $2.8 million, respectively, for multi-employer withdrawal pension plan obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $11.0 million and $79.6 million, respectively, as of June 30, 2016.

For the three and six months ended June 30, 2015, the Company recorded other charges of $20.5 million and $21.8 million, respectively, including integration charges of $19.1 million for payments made to certain Courier employees upon the termination of Courier’s executive severance plan, immediately prior to the acquisition.

The Company’s multi-employer pension plan withdrawal liabilities could be affected by the financial stability of other employers participating in the plans and any decisions by those employers to withdraw from the plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multi-employer pension plans, including certain plans from which the Company has previously withdrawn, could have a material impact on the Company’s previously estimated withdrawal liabilities, consolidated results of operations, financial position or cash flows.

As a result of the acquisition of Courier, the Company participates in two multi-employer pension plans, in one of which the Company's contributions account for approximately 85% of the total plan contributions.  Both plans are estimated to be underfunded and have a Pension Protection Act zone status of critical (“red”). Red status identifies plans that are less than 65% funded.

Restructuring Reserve

The restructuring reserve as of December 31, 2015 and June 30, 2016, and changes during the six months ended June 30, 2016, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	June 30,
	2015	Charges	Other	Paid	2016
Employee terminations	$20.2	$13.7	$0.2	$(23.4)	$10.7
Multi-employer pension withdrawal obligations	32.9	1.0	—	(2.4)	31.5
Lease terminations and other	10.6	5.4	(0.1)	(7.5)	8.4
Total	$63.7	$20.1	$0.1	$(33.3)	$50.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The current portion of restructuring reserves of $17.0 million at June 30, 2016 was included in accrued liabilities, while the long-term portion of $33.6 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at June 30, 2016.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June 2017.

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

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan expense (income) for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Pension expense (income)
Service cost	$0.3	$0.5	$0.6	$1.1
Interest cost	36.8	44.6	73.7	89.4
Expected return on plan assets	(60.9)	(61.7)	(121.4)	(123.3)
Amortization, net	7.9	10.2	15.7	20.4
Settlement	96.9	—	96.9	—
Net pension expense (income)	$81.0	$(6.4)	$65.5	$(12.4)
Other postretirement benefits plan expense (income)
Service cost	$1.0	$1.2	$2.0	$2.4
Interest cost	3.1	4.0	6.1	8.0
Expected return on plan assets	(3.4)	(3.2)	(6.8)	(6.5)
Amortization, net	(4.0)	(6.8)	(8.0)	(13.5)
Net other postretirement benefits plan income	$(3.3)	$(4.8)	$(6.7)	$(9.6)

In the fourth quarter of 2015, the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity with payments computed in accordance with statutory requirements, beginning in the second quarter of 2016. Payments to eligible participants who elected to receive a lump-sum pension payment or annuity were funded from existing pension plan assets and constituted a complete settlement of the Company’s pension liabilities with respect to these participants. The Company’s pension assets and liabilities were remeasured as of the payout date. The discount rates and actuarial assumptions used to calculate the payouts were determined in accordance with federal regulations. As of the remeasurement date, the reduction in the reported pension obligation for these participants was $354.8 million, compared to payout amounts of approximately $328.4 million. The Company recorded non-cash settlement charges of $96.9 million in selling, general and administrative expenses in the three months ended June 30, 2016 in connection with the settlement payments. These charges resulted from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

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

8. Equity

The Company’s equity as of December 31, 2015 and June 30, 2016, and changes during the six months ended June 30, 2016, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2015	$682.7	$13.9	$696.6
Net earnings	25.3	0.5	25.8
Other comprehensive income	1.3	0.2	1.5
Share-based compensation	10.0	—	10.0
Issuance of share-based awards, net of withholdings and other	(4.8)	—	(4.8)
Cash dividends paid	(108.7)	—	(108.7)
Distributions to noncontrolling interests	—	(0.9)	(0.9)
Balance at June 30, 2016	$605.8	$13.7	$619.5

On May 31, 2016, the Company reduced the par value of the authorized shares of RR Donnelley’s common stock from $1.25 per share to $0.01 per share.

The Company’s equity as of December 31, 2014 and June 30, 2015, and changes during the six months ended June 30, 2015, were as follows:

	RR Donnelley
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2014	$593.8	$26.6	$620.4
Net earnings (loss)	65.8	(10.3)	55.5
Other comprehensive income	3.2	—	3.2
Share-based compensation	9.8	—	9.8
Issuance of common stock	154.2	—	154.2
Issuance of share-based awards, net of withholdings and other	(3.4)	—	(3.4)
Cash dividends paid	(104.1)	—	(104.1)
Noncontrolling interest in acquired business	—	4.6	4.6
Noncontrolling interests in disposed businesses	—	(1.6)	(1.6)
Distributions to noncontrolling interests	—	(1.0)	(1.0)
Balance at June 30, 2015	$719.3	$18.3	$737.6

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

During the six months ended June 30, 2016 and 2015, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards. During the three months ended June 30, 2015, the Company issued 8.0 million shares of stock in conjunction with the Courier acquisition.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (loss) earnings per share attributable to RR Donnelley common shareholders:
Basic	$(0.07)	$0.21	$0.12	$0.33
Diluted	$(0.07)	$0.21	$0.12	$0.32
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Numerator:
Net (loss) earnings attributable to RR Donnelley common shareholders	$(14.5)	$43.5	$25.3	$65.8
Denominator:
Weighted average number of common shares outstanding	209.9	203.1	209.8	201.8
Dilutive options and awards	—	1.1	1.6	1.3
Diluted weighted average number of common shares outstanding	209.9	204.2	211.4	203.1
Weighted average number of anti-dilutive share-based awards:
Stock options	2.5	1.8	2.0	2.0
Performance share units	0.7	1.2	0.7	1.1
Restricted stock units	0.7	—	—	—
Total	3.9	3.0	2.7	3.1

10. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016

	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(22.5)	$—	$(22.5)	$(4.6)	$—	$(4.6)
Adjustment for net periodic pension and other postretirement benefits plan cost	10.9	4.2	6.7	16.1	10.0	6.1
Other comprehensive (loss) income	$(11.6)	$4.2	$(15.8)	$11.5	$10.0	$1.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

During the six months ended June 30, 2016, translation adjustments and income tax expense on pension and other postretirement benefits plan cost were adjusted to reflect previously recorded deferred taxes at their historical exchange rates.

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

Accumulated other comprehensive loss by component as of December 31, 2015 and June 30, 2016, and changes during the six months ended June 30, 2016, were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$(727.5)	$(65.7)	$(793.2)
Other comprehensive loss before reclassifications	(56.7)	(3.7)	(60.4)
Amounts reclassified from accumulated other comprehensive loss	61.6	—	61.6
Amounts reclassified due to the disposition of businesses	1.2	(1.1)	0.1
Net change in accumulated other comprehensive loss	6.1	(4.8)	1.3
Balance at June 30, 2016	$(721.4)	$(70.5)	$(791.9)

Accumulated other comprehensive loss by component as of December 31, 2014 and June 30, 2015, and changes during the six months ended June 30, 2015, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2014	$(0.1)	$(762.3)	$(11.2)	$(773.6)
Other comprehensive loss before reclassifications	—	—	(18.1)	(18.1)
Amounts reclassified from accumulated other comprehensive loss	—	4.4	—	4.4
Amounts reclassified due to disposition of a business	—	3.8	13.1	16.9
Net change in accumulated other comprehensive loss	—	8.2	(5.0)	3.2
Balance at June 30, 2015	$(0.1)	$(754.1)	$(16.2)	$(770.4)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Classification in the Condensed Consolidated Statements of
	2016	2015	2016	2015	Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$7.9	$10.2	$15.7	$20.4	(a)
Net prior service credit	(4.0)	(6.8)	(8.0)	(13.5)	(a)
Settlements	96.9	—	96.9	—	(a)
Reclassifications before tax	100.8	3.4	104.6	6.9
Income tax expense	37.4	1.2	43.0	2.5
Reclassifications, net of tax	$63.4	$2.2	$61.6	$4.4

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

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2016
Publishing and Retail Services	$631.5	$(10.5)	$621.0	$31.1	$36.2	$5.8
Variable Print	898.4	(15.0)	883.4	55.7	34.4	16.6
Strategic Services	747.4	(41.5)	705.9	77.5	16.8	12.0
International	547.2	(27.8)	519.4	25.7	16.2	11.5
Total operating segments	2,824.5	(94.8)	2,729.7	190.0	103.6	45.9
Corporate	—	—	—	(137.7)	0.4	7.4
Total operations	$2,824.5	$(94.8)	$2,729.7	$52.3	$104.0	$53.3

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2015
Publishing and Retail Services	$588.7	$(7.0)	$581.7	$2.6	$34.7	$9.5
Variable Print	924.0	(12.7)	911.3	59.4	38.5	14.9
Strategic Services	738.7	(41.1)	697.6	82.8	17.2	16.3
International	588.3	(30.8)	557.5	22.2	21.5	7.8
Total operating segments	2,839.7	(91.6)	2,748.1	167.0	111.9	48.5
Corporate	—	—	—	(9.3)	0.9	4.1
Total operations	$2,839.7	$(91.6)	$2,748.1	$157.7	$112.8	$52.6

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2016
Publishing and Retail Services	$1,239.0	$(21.7)	$1,217.3	$46.9	$1,265.9	$74.1	$11.7
Variable Print	1,818.3	(33.1)	1,785.2	125.2	2,456.8	68.6	32.1
Strategic Services	1,420.8	(80.3)	1,340.5	121.2	1,504.6	32.0	23.3
International	1,091.7	(53.6)	1,038.1	63.3	1,498.8	34.5	20.4
Total operating segments	5,569.8	(188.7)	5,381.1	356.6	6,726.1	209.2	87.5
Corporate	—	—	—	(171.0)	362.1	1.8	13.9
Total operations	$5,569.8	$(188.7)	$5,381.1	$185.6	$7,088.2	$211.0	$101.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2015
Publishing and Retail Services	$1,166.5	$(11.0)	$1,155.5	$14.4	$1,411.2	$69.0	$22.0
Variable Print	1,888.2	(28.1)	1,860.1	125.6	2,521.8	77.5	24.4
Strategic Services	1,433.5	(68.6)	1,364.9	137.8	1,435.6	34.6	28.2
International	1,169.5	(55.8)	1,113.7	34.3	1,696.7	43.2	20.0
Total operating segments	5,657.7	(163.5)	5,494.2	312.1	7,065.3	224.3	94.6
Corporate	—	—	—	(38.8)	427.1	1.9	6.5
Total operations	$5,657.7	$(163.5)	$5,494.2	$273.3	$7,492.4	$226.2	$101.1

Restructuring, impairment and other charges by segment for the three and six months ended June 30, 2016 and 2015 are described in Note 6, Restructuring, Impairment and Other Charges.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

13. Debt

The Company’s debt at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Borrowings under the Credit Agreement	$185.0	$—
8.60% senior notes due August 15, 2016	219.8	219.6
6.125% senior notes due January 15, 2017	251.3	251.2
7.25% senior notes due May 15, 2018	250.0	250.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	238.9	238.9
7.625% senior notes due June 15, 2020	350.0	350.0
7.875% senior notes due March 15, 2021	448.7	448.5
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	400.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	400.0
6.625% debentures due April 15, 2029	199.5	199.5
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	27.4	18.7
Unamortized debt issuance costs	(23.3)	(25.6)
Total debt	3,619.4	3,422.9
Less: current portion	(675.6)	(234.6)
Long-term debt	$2,943.8	$3,188.3

(a)

As of June 30, 2016 and December 31, 2015, the interest rate on the 11.25% senior notes due February 1, 2019 was 13.0% and 12.75%, respectively, as a result of downgrades in the ratings of the notes by the rating agencies.

(b)	Includes fair value adjustments to the 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges, miscellaneous debt obligations and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $6.0 million at June 30, 2016 and less than its book value by approximately $39.7 million at December 31, 2015.

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

The weighted average interest rate on borrowings under the Credit Agreement was 2.3% and 2.0% during the six months ended June 30, 2016 and 2015, respectively.

Interest income was $1.6 million and $2.9 million for the three and six months ended June 30, 2016, respectively, and $1.2 million and $2.9 million for the three and six months ended June 30, 2015, respectively.

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

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized currently in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at June 30, 2016 and December 31, 2015 was $269.9 million and $268.4 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating-rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $400.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which were attributable to changes in the benchmark interest rate.  During the six months ended June 30, 2014, the Company repurchased $211.1 million of the 8.25% senior notes due March 15, 2019, and related interest rate swaps with a notional amount of $210.0 million were terminated, resulting in payments of $4.2 million for the fair value of the interest rate swaps.  As a result of the termination, the remaining notional value of the interest rate swap agreements as of June 30, 2016 was $190.0 million. The interest rate swaps were designated as fair value hedges against changes in the value of $238.9 million of the Company’s 8.25% senior notes due March 15, 2019.

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

At June 30, 2016 and December 31, 2015, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	June 30, 2016	December 31, 2015
Derivatives not designated as hedges
Prepaid expenses and other current assets	$—	$1.8
Accrued liabilities	1.2	1.5
Derivatives designated as fair value hedges
Other noncurrent assets	$3.7	$0.4

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 were as follows:

		Three Months Ended		Six Months Ended
	Classification of (Gain) Loss Recognized in the	June 30,		June 30,
	Condensed Consolidated Statements of Operations	2016	2015	2016	2015
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(2.6)	$8.2	$2.6	$(23.5)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items attributable to changes in the hedged benchmark interest rate and the offsetting (gain) loss on the related interest rate swaps for the three and six months ended June 30, 2016 and 2015 were as follows:

		Three Months Ended		Six Months Ended
	Classification of (Gain) Loss Recognized in the	June 30,		June 30,
	Condensed Consolidated Statements of Operations	2016	2015	2016	2015
Fair Value Hedges
Interest rate swaps	Investment and other expense-net	$(0.6)	$0.9	$(3.2)	$(1.4)
Hedged items	Investment and other expense-net	0.7	(1.1)	3.5	1.0
Total (gain) loss recognized as ineffectiveness in the Condensed Consolidated Statements of Operations	Investment and other expense-net	$0.1	$(0.2)	$0.3	$(0.4)

The Company also recognized a net reduction to interest expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2015, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

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

16. New Accounting Pronouncements

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The following recently issued standards are not expected to have a material impact on the Company’s Consolidated Financial Statements:

•	Accounting Standards Update No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
•	Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
•	Accounting Standards Update No. 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the transition to the Equity Method of Accounting”
•	Accounting Standards Update No. 2016-06 “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”
•	Accounting Standards Update No. 2016-05 “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”
•	Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”
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

The following standards have been effective for and adopted by the Company in 2016. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows:

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

Proposed Spinoff Transactions

On August 4, 2015, the Company announced that its Board of Directors intends to create three independent public companies: (i) a financial communications services company with 2015 net sales of $1.0 billion (“Donnelley Financial Solutions”), (ii) a publishing and retail-centric print services company with 2015 net sales of $3.7 billion (“LSC Communications”), and (iii) a multichannel communications management company with estimated 2015 net sales of approximately $6.8 billion (“RR Donnelley & Sons Company”). Estimated 2015 net sales for RR Donnelley & Sons Company reflects the elimination of intercompany transactions; as a result net sales for RR Donnelley & Sons Company may differ on a standalone basis. Donnelley Financial Solutions is expected to consist of the current financial reporting unit of the Company’s Strategic Services segment.  LSC Communications is expected to consist of the Company’s current Publishing and Retail Services segment, as well as the current office products reporting unit of the Company’s Variable Print segment, substantially all of the operations currently within the Europe reporting unit of the Company’s International segment, certain Mexican operations currently within the Latin America reporting unit of the Company’s International segment and the co-mail and related list services operations currently within the logistics reporting unit of the Company’s Strategic Services segment.  RR Donnelley & Sons Company is expected to consist of the Company’s current Variable Print segment (except for the office products reporting unit that will become part of LSC Communications), the current logistics reporting unit of the Company’s Strategic Services segment (except for the operations that will become part of LSC Communications), the current sourcing and digital and creative solutions reporting units of the Company’s Strategic Services segment, and the Company’s current International segment (except for substantially all of the Europe reporting unit and certain Mexican operations that will become part of LSC Communications). The proposed transactions are expected to take the form of a tax-free distribution to RR Donnelley shareholders of at least 80% of the shares of common stock in Donnelley Financial Solutions and LSC Communications.

Donnelley Financial Solutions and LSC Communications each filed a Form 10 on March 31, 2016, which were subsequently amended on June 7, 2016. Additionally, the expected leadership of the three companies was announced in the Company’s Form 8-K filed on April 13, 2016. The transactions are subject to customary conditions, including obtaining rulings from the Internal Revenue Service (which the Company has received) and/or tax opinions, execution of inter-company agreements and final approval by the Company’s Board of Directors. The Company expects to complete the transactions in October 2016, but there can be no assurance that the transactions will be completed on the anticipated timeline, or at all, or that the terms of the transactions will not change.  See Item 1A, Risk Factors, of Part I of the Company’s 2015 Form 10-K filed on February 25, 2016 and Item 1A of Part II under “Risk Factors” below for certain risk factors relating to the proposed transactions. The disclosures within this Management’s Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated Company basis, reflect the Company’s current operating and management structure, and do not take into account the proposed transactions.

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

Executive Overview

Second Quarter Overview

Net sales decreased by $18.4 million, or 0.7%, for the second quarter of 2016 compared to the same period in the prior year. On a proforma basis, the Company’s net sales decreased by $81.1 million, or 2.9% (see Note 2, Acquisitions and Dispositions, to the Condensed Consolidated Financial Statements).  There was a $24.4 million, or 0.9%, decrease due to foreign exchange rates. In addition to the impact of foreign exchange rates, the decrease in net sales was due to lower volume in the International and Variable Print segments, price pressures, a decrease in fuel surcharges in the logistics reporting unit, and a $5.1 million decline in pass-through paper sales. These items were partially offset by higher volume, primarily in the Publishing and Retail Services segment, as a result of the acquisition of Courier, and increased volume in the Strategic Services segment.

The Company continues to take actions across all platforms to reduce its cost structure and enhance productivity. During the six months ended June 30, 2016, the Company realized cost savings from restructuring activities including the reorganization of administrative and support functions across all segments and facility consolidations and reorganizations across platforms. Additional cost savings were realized as a result of synergies from the integration of Courier.

Net cash used in operating activities for the six months ended June 30, 2016 was $100.3 million as compared to net cash provided by operating activities of $61.0 million for the six months ended June 30, 2015. The decrease in net cash provided by operating activities reflected the timing of supplier and customer payments, higher spinoff-related transaction expenses and higher payments for taxes, partially offset by lower payments for incentive compensation.

During the fourth quarter of 2015, the Company communicated to retirees the option to receive a lump-sum pension payment or annuity with payments beginning in the second quarter of 2016. A portion of the eligible participants elected to receive a lump-sum pension payment or annuity and as a result the Company’s pension assets and liabilities were remeasured as of the payout date. As a result of the remeasurement, the Company recorded a non-cash settlement charge of $96.9 million in selling, general and administrative expenses in the second quarter of 2016 (see Note 7, Employee Benefits, to the Condensed Consolidated Financial Statements).

In connection with the proposed spinoff transactions, the Company incurred spinoff-related transaction expenses of $18.4 million and $30.3 million during the three and six months ended June 30, 2016, respectively.  The Company expects to incur a significant amount of spinoff-related transaction and transition expenses in 2016, including debt refinancing, information technology, consulting, real estate and other incremental expenses.

Financial Performance: Three Months Ended June 30, 2016

The changes in the Company’s income from operations, operating margin, net (loss) earnings attributable to RR Donnelley common shareholders and net (loss) earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended June 30, 2016, from the three months ended June 30, 2015, were due to the following:

	Income from Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders	Net Earnings (Loss) Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the three months ended June 30, 2015	$157.7	5.7%	$43.5	$0.21
2016 restructuring, impairment and other charges - net	(13.7)	(0.5%)	(11.1)	(0.05)
2015 restructuring, impairment and other charges - net	32.2	1.2%	21.2	0.10
Spinoff-related transaction expenses	(18.4)	(0.7%)	(14.3)	(0.07)
Pension settlement charges	(96.9)	(3.5%)	(59.0)	(0.28)
Acquisition-related expenses	1.9	0.0%	1.4	0.01
Purchase accounting inventory adjustments	3.2	0.1%	2.1	0.01
Loss on disposal of businesses	—	—	15.7	0.08
Gain on investment	—	—	(2.5)	(0.01)
Venezuela currency remeasurement	—	—	1.0	—
Operations	(13.7)	(0.4%)	(12.5)	(0.07)
For the three months ended June 30, 2016	$52.3	1.9%	$(14.5)	$(0.07)

2016 restructuring, impairment and other charges - net: included pre-tax charges of $8.7 million for employee termination costs; $2.3 million of lease termination and other restructuring costs; $1.4 million for multi-employer pension plan withdrawal obligations unrelated to facility closures; and $1.3 million for net impairment charges of other long-lived assets.

2015 restructuring, impairment and other charges - net: included pre-tax charges of $20.5 million of other charges, primarily for integration charges related to the Courier acquisition; $6.8 million for employee termination costs; $4.8 million of lease termination and other restructuring costs; and $0.1 million for net impairment charges of other long-lived assets.

Spinoff-related transaction expenses: included pre-tax charges of $18.4 million ($14.3 million after-tax) related to consulting, tax advice, legal and other expenses for the three months ended June 30, 2016 associated with the proposed spinoff transactions.

Pension settlement charges: included pre-tax charge of $96.9 million ($59.0 million after-tax) for the three months ended June 30, 2016, related to lump-sum pension settlement payments.

Acquisition-related expenses: included pre-tax charges of $1.4 million ($1.3 million after-tax) related to legal, accounting and other expenses for the three months ended June 30, 2016 associated with contemplated acquisitions. For the three months ended June 30, 2015, these pre-tax charges were $3.3 million ($2.7 million after-tax) for acquisitions completed or contemplated.

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

Gain on investment: included pre-tax gains of $0.1 million ($0.1 million after-tax) and $3.9 million ($2.6 million after-tax) resulting from the sale of certain of the Company’s affordable housing investments during the three months ended June 30, 2016 and 2015, respectively.

Venezuela currency remeasurement: currency remeasurement in Venezuela and the related impact of the devaluation resulted in a pre-tax loss of $0.4 million ($1.2 million after-tax) for the three months ended June 30, 2015, of which $0.2 million was included in loss attributable to noncontrolling interests.

Operations: reflected price pressures, unfavorable mix in the Strategic Services segment, lower volume in the Variable Print segment and increased bad debt expense, partially offset by the acquisition of Courier, including synergies from the integration, and lower depreciation and amortization expense. See further details in the review of operating results by segment that follows below.

Financial Performance: Six Months Ended June 30, 2016

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the six months ended June 30, 2016, from the six months ended June 30, 2015, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the six months ended June 30, 2015	$273.3	5.0%	$65.8	$0.32
2016 restructuring, impairment and other charges - net	(23.4)	(0.5%)	(21.1)	(0.10)
2015 restructuring, impairment and other charges - net	52.0	0.9%	24.3	0.12
Spinoff-related transaction expenses	(30.3)	(0.6%)	(23.4)	(0.11)
Pension settlement charges	(96.9)	(1.8%)	(59.0)	(0.28)
Acquisition-related expenses	11.8	0.2%	11.3	0.06
Purchase accounting inventory adjustments	3.2	0.1%	2.1	0.01
Gain (Loss) on disposal of businesses	12.3	0.2%	28.0	0.14
Venezuela currency remeasurement	—	—	17.0	0.08
Gain on investment	—	—	(2.5)	(0.01)
Operations	(16.4)	(0.1%)	(17.2)	(0.11)
For the six months ended June 30, 2016	$185.6	3.4%	$25.3	$0.12

2016 restructuring, impairment and other charges - net: included pre-tax charges of $13.7 million for employee termination costs; $6.4 million of lease termination and other restructuring costs; $2.8 million for multi-employer pension plan withdrawal obligations unrelated to facility closures; and $0.5 million of net impairment charges of long-lived assets.

2015 restructuring, impairment and other charges - net: included pre-tax charges of $21.8 million of other charges, primarily for integration charges related to the Courier acquisition; pre-tax charges of $21.0 million for employee termination costs; $8.4 million of lease termination and other restructuring costs and $0.8 million for net impairment charges of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

Spinoff-related transaction expenses: included pre-tax charges of $30.3 million ($23.4 million after-tax) related to consulting, tax advice, legal and other expenses for the six months ended June 30, 2016 associated with the proposed spinoff transactions.

Pension settlement charges: included pre-tax charges of $96.9 million ($59.0 million after-tax) for the six months ended June 30, 2016, related to lump-sum pension settlement payments.

Acquisition-related expenses: included pre-tax charges of $2.0 million ($1.9 million after-tax) related to legal, accounting and other expenses for the six months ended June 30, 2016 associated with contemplated acquisitions. For the six months ended June 30, 2015, these pre-tax charges were $13.8 million ($13.2 million after-tax) for acquisitions completed or contemplated.

Purchase accounting inventory adjustments: included pre-tax charges of $3.2 million ($2.1 million after-tax) for the six months ended June 30, 2015 as a result of inventory purchase accounting adjustments for Courier.

Gain/loss on disposal of businesses: included a pre-tax gain on the sales of two entities in the International segment of $12.3 million ($12.3 million after-tax) for the six months ended June 30, 2016. The six months ended June 30, 2015 included a $15.7 million ($15.7 million after-tax) loss primarily related to the disposal of the Venezuelan operating entity in the International segment.

Venezuela currency remeasurement: currency remeasurement in Venezuela and the related impact of the devaluation resulted in a pre-tax loss of $30.3 million ($27.5 million after-tax) for the six months ended June 30, 2015, of which $10.5 million was included in loss attributable to noncontrolling interests.

Gain on investment: included pre-tax gains of $0.1 million ($0.1 million after-tax) and $3.9 million ($2.6 million after-tax) resulting from the sale of certain of the Company’s affordable housing investments during the six months ended June 30, 2016 and 2015, respectively.

Operations: reflected price pressures, unfavorable revenue mix in the Strategic Services segment, higher bad debt and legal expenses and lower volume in the Variable Print segments, partially offset by the acquisition of Courier, including synergies from the integration, and lower depreciation and amortization expense. See further details in the review of operating results by segment that follows below.

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

Digital technologies have impacted printed retail inserts, magazines and catalogs as some advertiser spending has moved from print to electronic media. Electronic communication and transaction technology has eliminated or reduced the role of many traditional printed products and has continued to drive electronic substitution in directory and statement printing, in part driven by environmental concerns and cost pressures at key customers. In recent years, the trend in e-book substitution has shifted and the publishing industry has experienced growth in consumer print book volume, while sales of e-books have declined. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments to offer customers innovative services and solutions that further secure the Company’s position as a technology leader in the industry.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday volume in catalogs, retail inserts and books. Partially offsetting this pattern, demand for financial print and related services is typically stronger in the first half of the year due to annual compliance requirements. As a result of the acquisition of Consolidated Graphics Inc., which produces campaign-related printed products, quarterly and annual results may also be impacted by U.S. election cycles. These seasonal patterns can also be impacted by overall trends in the U.S. and world economy. The Company expects the seasonality impact in 2016 and future years to be in line with historical patterns.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first six months of 2016, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. The Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

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

As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the United States Postal Service (“USPS”) to offer innovative products and mail preparation services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services has been negatively impacted by increases in postal rates as postal costs are a significant component of many customers’ cost structures. Under the 2006 Postal Accountability and Enhancement Act, it had been anticipated that postage would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). On January 15, 2015, the USPS filed for a CPI rate increase of approximately 2.0%, which was approved by the Postal Regulatory Commission on May 7, 2015, and became effective on May 31, 2015.  On April 10, 2016, the USPS removed the exigent surcharge, which was approved in December 2013, resulting in a 4.3% decrease in postage rates for all significant mail categories. The USPS has temporarily suspended its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities. These restructuring plans may resume in mid to late 2016. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. Mail delivery services through the USPS accounted for approximately 41% of the Company’s logistics revenues during the six months ended June 30, 2016.

Goodwill Impairment Assessment

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the six months ended June 30, 2016 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of June 30, 2016, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill in a future interim period or as of October 31, 2016, the Company’s next annual measurement date.

In particular, the commercial and digital print and statement printing reporting units have continued to experience declines in sales primarily due to decreased volume. Continued negative trends could have a significant impact on the estimated fair values of these reporting units and could result in future impairment charges.  As of the October 31, 2015 annual goodwill impairment test, the fair values of the commercial and digital print and the statement printing reporting units exceeded their respective book values by approximately 20% and 17%. As of June 30, 2016, $416.5 million and $126.9 million of goodwill was allocated to the commercial and digital print and statement printing reporting units, respectively, both of which are included within the Variable Print segment.

Pension and Other Postretirement Benefit Plans

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. Based on current estimates, the Company expects to make cash contributions of approximately $25.0 million to $30.0 million to its pension and other postretirement benefits plans for the full year 2016, of which $13.2 million has been contributed during the six months ended June 30, 2016.

During the fourth quarter of 2015, the Company communicated to retirees the option to receive a lump-sum pension payment or annuity with payments beginning in the second quarter of 2016. A portion of the eligible participants elected to receive a lump-sum pension payment or annuity and as a result the Company’s pension assets and liabilities were remeasured as of the payout date. As a result of the remeasurement, the Company recorded a non-cash settlement charge of $96.9 million in selling, general and administrative expenses in the second quarter of 2016 (see Note 7, Employee Benefits, to the Condensed Consolidated Financial Statements).

During the fourth quarter of 2015, the Company changed the method used to estimate the interest cost components of net pension and other postretirement benefits plan expense for its defined benefit pension and other postretirement benefit plans. Historically, the interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these interest components of net pension and other postretirement benefits plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change does not affect the measurement and calculation of the Company’s total benefit obligations. The Company has accounted for this change as a change in estimate, which prospectively started in the first quarter of 2016. The reduction in the interest cost components of net pension and other postretirement benefits plan expense for 2016 associated with this change in estimate is approximately $34.0 million.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

The following table shows the results of operations for the three months ended June 30, 2016 and 2015, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)

Products net sales	$2,252.5	$2,264.5	$(12.0)	(0.5%)
Services net sales	477.2	483.6	(6.4)	(1.3%)
Total net sales	2,729.7	2,748.1	(18.4)	(0.7%)
Products cost of sales (exclusive of depreciation and amortization)	1,755.5	1,761.4	(5.9)	(0.3%)
Services cost of sales (exclusive of depreciation and amortization)	369.3	370.9	(1.6)	(0.4%)
Total cost of sales	2,124.8	2,132.3	(7.5)	(0.4%)
Products gross profit	497.0	503.1	(6.1)	(1.2%)
Services gross profit	107.9	112.7	(4.8)	(4.3%)
Total gross profit	604.9	615.8	(10.9)	(1.8%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	434.9	313.1	121.8	38.9%
Restructuring, impairment and other charges-net	13.7	32.2	(18.5)	(57.5%)
Depreciation and amortization	104.0	112.8	(8.8)	(7.8%)
Income from operations	$52.3	$157.7	$(105.4)	(66.8%)

Consolidated

Net sales of products for the three months ended June 30, 2016 decreased $12.0 million, or 0.5%, to $2,252.5 million versus the same period in 2015, including a $21.1 million, or 0.9%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower volume in the Variable Print and International segments, price pressures and a $5.1 million decrease in pass-through paper sales, which was more than offset by higher volume primarily in the Publishing and Retail Services segment as a result of the acquisition of Courier.

Net sales from services for the three months ended June 30, 2016 decreased $6.4 million, or 1.3%, to $477.2 million versus the same period in 2015, including a $3.3 million, or 0.7%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to a decrease in fuel surcharges and lower volume in compliance and capital markets transaction activity, partially offset by higher freight brokerage services volume.

Products cost of sales decreased $5.9 million, or 0.3%, for the three months ended June 30, 2016 versus the same period in the prior year, primarily due to lower volume in the Variable Print and International segments, partially offset by higher volume primarily in the Publishing and Retail Services segment as a result of the acquisition of Courier and cost inflation. As a percentage of net sales, products cost of sales increased 0.1% for the three months ended June 30, 2016 versus the same period in 2015, primarily due to unfavorable mix in the Variable Print, Strategic Services and International segments.

Services cost of sales decreased $1.6 million, or 0.4%, for the three months ended June 30, 2016 versus the same period in the prior year. Services cost of sales decreased primarily due to volume within the business process outsourcing reporting unit. As a percentage of net sales, services cost of sales increased 0.7% for the three months ended June 30, 2016 versus the same period in 2015, primarily due to an unfavorable mix in the Strategic Services segment.

Products gross profit decreased $6.1 million to $497.0 million for the three months ended June 30, 2016 versus the same period in 2015 primarily due to price pressures and lower volume in the Variable Print segment, partially offset by higher volume primarily in the Publishing and Retail Services segment, due to the acquisition of Courier, and cost control initiatives. Products gross margin decreased slightly from 22.2% to 22.1%, driven by price pressures partially offset by cost control initiatives including synergies resulting from the integration of Courier.

Services gross profit decreased $4.8 million to $107.9 million for the three months ended June 30, 2016 versus the same period in 2015 due to a decrease in volume in the financial reporting unit and unfavorable mix in the logistics reporting unit. Services gross margin decreased from 23.3% to 22.6%, reflecting unfavorable mix in the Strategic Services segment.

Selling, general and administrative expenses increased $121.8 million to $434.9 million for the three months ended June 30, 2016 versus the same period in 2015 reflecting a non-cash pension settlement charge of $96.9 million, $18.4 million of spinoff-related transaction expenses and an increase in bad debt expense. As a percentage of net sales, selling, general and administrative expenses increased from 11.4% to 15.9% for the three months ended June 30, 2016 versus the same period in 2015, due to the impact of the aforementioned charge and expenses.

For the three months ended June 30, 2016, the Company recorded net restructuring, impairment and other charges of $13.7 million. In 2016, these charges included $8.7 million for employee termination costs for 343 employees, of whom 322 were terminated as of June 30, 2016. These charges were primarily the result of the announcement of one facility closure in the Publishing and Retail Services segment, two facility closures in the International segment and the reorganization of certain operations. The Company also incurred lease termination and other restructuring costs of $2.3 million for the three months ended June 30, 2016. Additionally, the Company recorded $1.4 million of other charges for multi-employer pension plan withdrawal obligations and $1.3 million for net impairment charges of other long-lived assets.

For the three months ended June 30, 2015, the Company recorded net restructuring, impairment and other charges of $32.2 million. These charges included $20.5 million of other charges, including integration charges for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition. The Company also recorded $6.8 million of employee termination costs for 322 employees, all of whom were terminated as of June 30, 2016. These charges were primarily due to the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $4.8 million and $0.1 million of net impairment charges for the three months ended June 30, 2015.

Depreciation and amortization decreased $8.8 million to $104.0 million for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to lower capital spending in recent years compared to historical levels, partially offset by additional depreciation and amortization due to the acquisition of Courier. Depreciation and amortization included $15.7 million and $19.2 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended June 30, 2016 and 2015, respectively.

Income from operations for the three months ended June 30, 2016 was $52.3 million, a decrease of $105.4 million, or 66.8%, compared to the three months ended June 30, 2015. The decrease was due to the non-cash pension settlement charge, price pressures, spinoff-related transaction expenses, unfavorable mix in the Strategic Services segment, lower volume in the Variable Print segment and increased bad debt expense, partially offset by the acquisition of Courier, including synergies from the integration, lower restructuring, impairment and other charges and lower depreciation and amortization expense.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$68.8	$69.2	$(0.4)	(0.6%)
Investment and other expense-net	1.0	11.9	(10.9)	(91.6%)

Net interest expense decreased by $0.4 million for the three months ended June 30, 2016 versus the same period in 2015, primarily due to a decrease in average senior notes outstanding, partially offset by higher average borrowings under the Credit Agreement.

Net investment and other expense for the three months ended June 30, 2016 and 2015 was $1.0 million and $11.9 million, respectively. For the three months ended June 30, 2015, the Company recorded a $14.7 million net loss on the sale of its Venezuelan operating entity.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
(Loss) earnings before income taxes	$(17.5)	$76.6	$(94.1)	(122.8%)
Income tax (benefit) expense	(3.2)	33.0	(36.2)	(109.7%)
Effective income tax rate	18.3%	43.1%

The effective income tax rate for the three months ended June 30, 2016 was a benefit of 18.3% compared to a provision of 43.1% in the same period in 2015. The income tax rate for the period ended June 30, 2016 reflects the impact of an unfavorable change in the mix of income in the International segment. The income tax provision for the period ended June 30, 2015 reflects a lower tax benefit than the statutory rate on the Venezuelan currency devaluation and the loss on the sale of the Company’s Venezuelan operating entity.

Income attributable to noncontrolling interests was $0.2 million for the three months ended June 30, 2016 and $0.1 million for the three months ended June 30, 2015.

Net loss attributable to RR Donnelley common shareholders for the three months ended June 30, 2016 was $14.5 million, or $0.07 per diluted share, compared to net earnings of $43.5 million, or $0.21 per diluted share, for the three months ended June 30, 2015. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 5.7 million, primarily as a result of the acquisition of Courier.

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

Publishing and Retail Services

	Three Months Ended
	June 30,
	2016	2015
	(in millions, except percentages)
Net sales	$621.0	$581.7
Income from operations	31.1	2.6
Operating margin	5.0%	0.4%
Restructuring, impairment and other charges-net	3.0	17.7
Purchase accounting inventory adjustment	—	2.9

	Net Sales for the Three Months Ended
	June 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Books	$296.5	$212.4	$84.1	39.6%
Magazines, catalogs and retail inserts	294.1	333.3	(39.2)	(11.8%)
Directories	30.4	36.0	(5.6)	(15.6%)
Total Publishing and Retail Services	$621.0	$581.7	$39.3	6.8%

Net sales for the Publishing and Retail Services segment for the three months ended June 30, 2016 were $621.0 million, an increase of $39.3 million, or 6.8%, compared to 2015.  Net sales increased due to the acquisition of Courier and higher supply chain management and fulfillment volume, partially offset by reduced volume in the magazines, catalogs and retail inserts reporting unit, price pressures and a $5.1 million decrease in pass-through paper sales. An analysis of net sales by reporting unit follows:

•	Books: Sales increased as a result of the acquisition of Courier, increased volume in supply chain management and fulfillment, increases in consumer books, and an increase in pass-through paper sales.
•

Magazines, catalogs and retail inserts: Sales declined due to decreases in pass-through paper sales, reduced volume in catalogs and magazines and price pressures, partially offset by a favorable revenue mix within retail inserts.

•	Directories: Sales decreased primarily as a result of a decrease in pass-through paper sales, price pressures and lower volume.

Publishing and Retail Services segment income from operations increased by $28.5 million for the three months ended June 30, 2016 as a result of the acquisition of Courier, lower restructuring, impairment and other charges and cost control initiatives, including synergies from the integration of Courier, partially offset by price pressures.  Operating margins increased from 0.4% for the three months ended June 30, 2015 to 5.0% for the three months ended June 30, 2016, of which 2.6 percentage points were due to lower restructuring, impairment and other charges and 0.5 percentage points were due to a purchase accounting inventory adjustment in the prior year period.  Operating margins also increased due to synergies from the integration of Courier, partially offset by price pressures.

Variable Print

	Three Months Ended
	June 30,
	2016	2015
	(in millions, except percentages)
Net sales	$883.4	$911.3
Income from operations	55.7	59.4
Operating margin	6.3%	6.5%
Restructuring, impairment and other charges-net	1.6	4.0

	Net Sales for the Three Months Ended
	June 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$388.3	$405.2	$(16.9)	(4.2%)
Office products	141.7	148.3	(6.6)	(4.5%)
Direct mail	120.3	111.4	8.9	8.0%
Labels	99.9	106.9	(7.0)	(6.5%)
Statement printing	88.8	91.3	(2.5)	(2.7%)
Forms	44.4	48.2	(3.8)	(7.9%)
Total Variable Print	$883.4	$911.3	$(27.9)	(3.1%)

Net sales for the Variable Print segment for the three months ended June 30, 2016 were $883.4 million, a decrease of $27.9 million, or 3.1%, compared to 2015, including a $1.4 million, or 0.2% decrease due to changes in foreign exchange rates.  Net sales decreased due to lower volume primarily in commercial and digital print, labels and office products, price pressures and lower pass-through postage sales, partially offset by increased volume in direct mail. An analysis of net sales by reporting unit follows:

•

Commercial and digital print: Sales decreased as a result of lower transactional commercial print volume, a decrease in pass-through postage sales and price pressures, partially offset by higher in-store marketing materials volume.

•	Office products: Sales decreased as a result of lower volume, primarily in envelope products.
•	Direct mail: Sales increased as a result of higher volume, partially offset by price pressures.
•	Labels: Sales decreased as a result of lower volume and price pressures.
•	Statement printing: Sales decreased as a result of lower volume and lower pass-through postage sales.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations decreased $3.7 million for the three months ended June 30, 2016, primarily due to lower volume within commercial and price pressures, partially offset by increased volume in direct mail, lower depreciation and amortization expense, and lower restructuring, impairment and other charges. Operating margins decreased from 6.5% for the three months ended June 30, 2015 to 6.3% for the three months ended June 30, 2016.  Operating margins were unfavorably impacted by price pressures. Lower restructuring, impairment and other charges improved operating margins by 0.3 percentage points.

Strategic Services

	Three Months Ended
	June 30,
	2016	2015
	(in millions, except percentages)
Net sales	$705.9	$697.6
Income from operations	77.5	82.8
Operating margin	11.0%	11.9%
Restructuring, impairment and other charges-net	2.1	5.8
Purchase accounting inventory adjustment	—	0.3

	Net Sales for the Three Months Ended
	June 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Logistics	$320.9	$310.8	$10.1	3.2%
Financial	284.7	290.7	(6.0)	(2.1%)
Sourcing	57.6	57.0	0.6	1.1%
Digital and creative solutions	42.7	39.1	3.6	9.2%
Total Strategic Services	$705.9	$697.6	$8.3	1.2%

Net sales for the Strategic Services segment for the three months ended June 30, 2016 were $705.9 million, an increase of $8.3 million, or 1.2%, compared to 2015, including a $0.8 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in freight brokerage services and publishing volume as a result of the acquisition of Courier, partially offset by a reduction in compliance products and capital markets transactions activity and decreases in fuel surcharges in logistics. An analysis of net sales by reporting unit follows:

•	Logistics: Sales increased primarily due to higher volume in freight brokerage services, partially offset by a decrease in fuel surcharges and decreased volume in international mail services.
•

Financial: Sales decreased primarily due to a reduction in compliance products and capital markets transactions activity volume, partially offset by increased volume in data room and translation services.

•	Sourcing: Sales increased slightly primarily due to higher volume in forms, partially offset by lower commercial volume.
•

Digital and creative solutions: Sales increased due to publishing volume as a result of the Courier acquisition, as well as increased volume in creative services, partially offset by lower volume in prepress and photo.

Strategic Services segment income from operations decreased $5.3 million for the three months ended June 30, 2016, mainly due to a reduction in compliance products and capital markets transactions activity, partially offset by volume increases in freight brokerage services, increased publishing volume as a result of the acquisition of Courier and lower restructuring, impairment and other charges. Operating margins decreased from 11.9% to 11.0% due to a reduction in capital market transactions activity and unfavorable revenue mix in logistics, partially offset by publishing volume as a result of the Courier acquisition. Lower restructuring, impairment and other charges improved operating margins by 0.5 percentage points.

International

	Three Months Ended
	June 30,
	2016	2015
	(in millions, except percentages)
Net sales	$519.4	$557.5
Income from operations	25.7	22.2
Operating margin	4.9%	4.0%
Spinoff-related transaction expenses	0.5	—
Restructuring, impairment and other charges-net	3.7	2.8

	Net Sales for the Three Months Ended
	June 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Asia	$166.7	$182.3	$(15.6)	(8.6%)
Business process outsourcing	100.3	110.8	(10.5)	(9.5%)
Global Turnkey Solutions	82.0	86.6	(4.6)	(5.3%)
Europe	66.7	69.4	(2.7)	(3.9%)
Canada	54.1	51.3	2.8	5.5%
Latin America	49.6	57.1	(7.5)	(13.1%)
Total International	$519.4	$557.5	$(38.1)	(6.8%)

Net sales in the International segment for the three months ended June 30, 2016 were $519.4 million, a decrease of $38.1 million, or 6.8%, compared to the same period in 2015, including a $22.2 million, or 4.0%, decrease due to changes in foreign exchange rates. The net sales decrease was also due to lower volume in Asia, Global Turnkey Solutions, business process outsourcing and Latin America, as well as price pressures in business process outsourcing and Asia. An analysis of net sales by reporting unit follows:

•	Asia: Sales decreased due to lower volume, primarily in packaging, labels and book exports along with price pressures.
•	Business process outsourcing: Sales decreased due to lower volume as a result of the sale of two entities in the first quarter of 2016, changes in foreign exchanges rates and price pressures.
•	Global Turnkey Solutions: Sales decreased primarily due to lower volume.

•	Europe: Sales decreased primarily due to changes in foreign exchange rates.
•	Canada: Sales increased due to higher volume in forms, labels and statement printing, partially offset by changes in foreign exchange rates.
•	Latin America: Sales decreased primarily due to lower volume and changes in foreign exchange rates across the region.

International segment income from operations increased $3.5 million primarily due to increased volume in Canada and favorable mix in Latin America, partially offset by price pressures and lower volume in Asia. Operating margins increased from 4.0% to 4.9%, driven by favorable revenue mix in Canada, partially offset by price pressures.

Corporate

	Three Months Ended
	June 30,
	2016	2015
	(in millions)
Operating expenses	$137.7	$9.3
Pension settlement	96.9	—
Spinoff-related transaction expenses	17.9	—
Restructuring, impairment and other charges-net	3.3	1.9
Acquisition-related expenses	1.4	3.3

Corporate operating expenses in the three months ended June 30, 2016 were $137.7 million, an increase of $128.4 million compared to the same period in 2015. The increase was primarily driven by the non-cash pension settlement charge, spinoff-related transaction expenses and an increase in bad debt expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

The following table shows the results of operations for the six months ended June 30, 2016 and 2015, which reflects the results of acquired businesses from the relevant acquisition dates:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)

Products net sales	$4,424.7	$4,524.8	$(100.1)	(2.2%)
Services net sales	956.4	969.4	(13.0)	(1.3%)
Total net sales	5,381.1	5,494.2	(113.1)	(2.1%)
Products cost of sales (exclusive of depreciation and amortization)	3,456.7	3,541.7	(85.0)	(2.4%)
Services cost of sales (exclusive of depreciation and amortization)	750.2	757.0	(6.8)	(0.9%)
Total cost of sales	4,206.9	4,298.7	(91.8)	(2.1%)
Products gross profit	968.0	983.1	(15.1)	(1.5%)
Services gross profit	206.2	212.4	(6.2)	(2.9%)
Total gross profit	1,174.2	1,195.5	(21.3)	(1.8%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	766.5	644.0	122.5	19.0%
Restructuring, impairment and other charges-net	23.4	52.0	(28.6)	(55.0%)
Depreciation and amortization	211.0	226.2	(15.2)	(6.7%)
Other operating income	(12.3)	—	(12.3)	100.0%
Income from operations	$185.6	$273.3	$(87.7)	(32.1%)

Consolidated

Net sales of products for the six months ended June 30, 2016 decreased $100.1 million, or 2.2%, to $4,424.7 million versus the same period in 2015, including a $50.4 million, or 1.1%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower volume in the Variable Print segment, price pressures, a decline in fuel surcharges, compliance products and capital markets transactions in the Strategic Services segment and an $18.3 million decrease in pass-through paper sales, partially offset by higher volume primarily in the Publishing and Retail Services segment as a result of the acquisition of Courier.

Net sales from services for the six months ended June 30, 2016 decreased $13.0 million to $956.4 million versus the same period in 2015, including a $9.6 million, or 1.0%, decrease due to changes in foreign exchange rates. The decrease in net sales from services was primarily due to lower volume in the Strategic Services and International segments.

Products cost of sales decreased $85.0 million, or 2.4%, for the six months ended June 30, 2016 versus the same period in the prior year. Products cost of sales decreased primarily due to lower volume in the Variable Print segment and a decline in capital markets transactions and compliance products volume in the Strategic Services segment, partially offset by higher volume primarily in the Publishing and Retail Services segment as a result of the acquisition of Courier and wage and other inflation in the International segment.  As a percentage of net sales, products cost of sales decreased 0.2% for the six months ended June 30, 2016 versus the same period in the prior year, primarily due to cost savings initiatives that more than offset wage and other cost inflation.

Services cost of sales decreased $6.8 million, or 0.9%, for the six months ended June 30, 2016 versus the same period in the prior year. Services cost of sales decreased primarily due to lower volume in the digital and creative solutions and business processing outsourcing reporting units. As a percentage of net sales, services cost of sales increased 0.3% for the six months ended June 30, 2016 versus the same period in the prior year driven by unfavorable revenue mix in the Strategic Services segment.

Products gross profit decreased $15.1 million to $968.0 million for the six months ended June 30, 2016 versus the same period in 2015 primarily due to lower volume in the Strategic Services and Variable Print segments and price pressures, partially offset by higher volume in the Publishing and Retail Services segment due to the acquisition of Courier and cost control initiatives, including synergies from the integration of Courier. Products gross margin increased from 21.7% to 21.9%, reflecting the impact of synergies from the integration of Courier, partially offset by the impact of price pressures.

Services gross profit decreased $6.2 million to $206.2 million for the six months ended June 30, 2016 versus the same period in 2015 due to lower volume in the financial and digital and creative solutions reporting units and unfavorable mix in the Strategic Services segment. Services gross margin decreased from 21.9% to 21.6%, reflecting unfavorable mix in the Strategic Services and International segments.

Selling, general and administrative expenses increased $122.5 million to $766.5 million for the six months ended June 30, 2016 versus the same period in 2015, reflecting the non-cash pension settlement charge of $96.9 million, $30.3 million of spinoff-related transaction expenses, and an increase in bad debt and legal expenses. As a percentage of net sales, selling, general and administrative expenses increased due to the impact of the aforementioned charge and expenses.

For the six months ended June 30, 2016, the Company recorded net restructuring, impairment and other charges of $23.4 million. In 2016, these charges included $13.7 million of employee termination costs for 696 employees, of whom 672 were terminated as of June 30, 2016. These charges were primarily the result of the announcement of one facility closure in the Publishing and Retail Services segment, two facility closures in the International segment and the reorganization of certain operations. The Company also incurred lease termination and other restructuring charges of $6.4 million for the six months ended June 30, 2016. Additionally, the Company recorded $2.8 million for multi-employer pension plan withdrawal obligations and $0.5 million of net impairment charges of long-lived assets.

For the six months ended June 30, 2015, the Company recorded net restructuring, impairment and other charges of $52.0 million. In 2015, these charges included $21.8 million of other charges, including integration charges for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition. The Company also recorded $21.0 million of employee termination costs for 1,201 employees, all of whom were terminated as of June 30, 2016. These charges were primarily the result of one facility closure in the International segment, one facility closure in the Variable Print segment, and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $8.4 million for the six months ended June 30, 2015.  The Company also recorded $0.8 million of net impairment charges primarily related to buildings and machinery and equipment associated with facility closures for the six months ended June 30, 2015.

Depreciation and amortization decreased $15.2 million to $211.0 million for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to lower capital spending in recent years compared to historical levels, partially offset by additional depreciation and amortization due to the acquisition of Courier. Depreciation and amortization included $34.0 million and $38.2 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the six months ended June 30, 2016 and 2015, respectively.

For the six months ended June 30, 2016, other operating income was $12.3 million, which included the gain on the sale of two entities in the International segment.

Income from operations for the six months ended June 30, 2016 was $185.6 million, a decrease of $87.7 million, or 32.1%, compared to the six months ended June 30, 2015. The decrease was due to the impact of the non-cash pension settlement charge, price pressures, spinoff-related transaction expenses, unfavorable revenue mix in the Strategic Services segment, increased bad debt and legal expenses, and lower volume in the Variable Print segment, partially offset by the acquisition of Courier, including synergies from the integration, lower restructuring, impairment and other charges and lower depreciation and amortization expense.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$137.0	$138.2	$(1.2)	(0.9%)
Investment and other expense-net	1.0	40.2	(39.2)	(97.5%)

Net interest expense decreased by $1.2 million for the six months ended June 30, 2016 versus the same period in 2015, primarily due to a decrease in average senior notes outstanding, partially offset by higher average borrowings under the Credit Agreement.

Net investment and other expense for the six months ended June 30, 2016 and 2015 was $1.0 million and $40.2 million, respectively. For the six months ended June 30, 2015, the Company recorded a loss of $30.3 million related to the currency remeasurement in Venezuela and the related impact of the devaluation and a $14.7 million net loss on the sale of its Venezuelan operating entity.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$47.6	$94.9	$(47.3)	(49.8%)
Income tax expense	21.8	39.4	(17.6)	(44.7%)
Effective income tax rate	45.8%	41.5%

The effective income tax rate for the six months ended June 30, 2016 was 45.8% compared to 41.5% in the same period in 2015. The income tax rate for the period ended June 30, 2016 reflects an unfavorable change in the mix of income in the International segment. The income tax provision for the period ended June 30, 2015 reflects a lower tax benefit than the statutory rate on the Venezuelan currency devaluation and the loss on the sale of the Company’s Venezuelan operating entity.

Income attributable to noncontrolling interests was $0.5 million and a loss of $10.3 million for the six months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2015, the remeasurement of the Venezuelan currency, net of foreign exchange gains, resulted in losses attributable to noncontrolling interests of $10.5 million.

Net earnings attributable to RR Donnelley common shareholders for the six months ended June 30, 2016 was $25.3 million, or $0.12 per diluted share, compared to $65.8 million, or $0.32 per diluted share, for the six months ended June 30, 2015. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 8.3 million, primarily as a result of the acquisition of Courier.

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

Publishing and Retail Services

	Six Months Ended
	June 30,
	2016	2015
	(in millions, except percentages)
Net sales	$1,217.3	$1,155.5
Income from operations	46.9	14.4
Operating margin	3.9%	1.2%
Restructuring, impairment and other charges-net	6.4	22.0
Purchase accounting inventory adjustment	—	2.9

	Net Sales for the Six Months Ended
	June 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$617.3	$682.9	$(65.6)	(9.6%)
Books	538.1	404.3	133.8	33.1%
Directories	61.9	68.3	(6.4)	(9.4%)
Total Publishing and Retail Services	$1,217.3	$1,155.5	$61.8	5.3%

Net sales for the Publishing and Retail Services segment for the six months ended June 30, 2016 were $1,217.3 million, an increase of $61.8 million, or 5.3%, compared to 2015. Net sales increased due to the acquisition of Courier and increased supply chain management and fulfillment volume, partially offset by price pressures, an $18.3 million decrease in pass-through paper sales and lower volume in the magazines, catalogs and retail inserts reporting unit.  An analysis of net sales by reporting unit follows:

•

Magazines, catalogs and retail inserts: Sales declined due to decreases in pass-through paper sales, price pressures and reduced volume in catalogs and magazines, partially offset by increased volume in retail inserts.

•

Books: Sales increased as a result of the acquisition of Courier, increased volume in supply chain management and fulfillment and increases in pass-through paper sales, partially offset by price pressures.

•	Directories: Sales decreased primarily as a result of price pressures and a decline in pass-through paper sales.

Publishing and Retail Services segment income from operations increased by $32.5 million for the six months ended June 30, 2016 due to higher volume as a result of the acquisition of Courier and cost control initiatives, including synergies from the integration of Courier, and lower restructuring, impairment and other charges, partially offset by price pressures and higher depreciation and amortization expense due to the acquisition of Courier. Operating margins increased from 1.2% for the six months ended June 30, 2015 to 3.9% for the six months ended June 30, 2016, of which 1.4 percentage points were due to lower restructuring, impairment and other charges.  Operating margins also increased due to synergies from the integration of Courier, partially offset by price pressures.

Variable Print

	Six Months Ended
	June 30,
	2016	2015
	(in millions, except percentages)
Net sales	$1,785.2	$1,860.1
Income from operations	125.2	125.6
Operating margin	7.0%	6.8%
Restructuring, impairment and other charges-net	2.8	9.0

	Net Sales for the Six Months Ended
	June 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$781.4	$817.9	$(36.5)	(4.5%)
Office products	269.1	285.6	(16.5)	(5.8%)
Direct mail	246.9	238.2	8.7	3.7%
Labels	200.7	214.4	(13.7)	(6.4%)
Statement printing	196.7	203.4	(6.7)	(3.3%)
Forms	90.4	100.6	(10.2)	(10.1%)
Total Variable Print	$1,785.2	$1,860.1	$(74.9)	(4.0%)

Net sales for the Variable Print segment for the six months ended June 30, 2016 were $1,785.2 million, a decrease of $74.9 million, or 4.0%, compared to 2015, including a $3.7 million, or 0.2% decrease due to changes in foreign exchange rates.  Net sales decreased due to lower volume primarily in commercial and digital print, office products and labels, price pressures and lower pass-through postage sales, partially offset by increased volume in direct mail. An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales decreased as a result of lower volume, primarily in transactional activity, a decrease in pass-through postage sales and price pressures.
•	Office products: Sales decreased as a result of lower volume, primarily in filing and envelope products.
•	Direct mail: Sales increased as a result of higher volume, partially offset by price pressures.
•	Labels: Sales decreased primarily as a result of lower volume and price pressures.
•	Statement printing: Sales decreased primarily as a result of lower volume and lower pass-through postage sales.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations decreased $0.4 million for the six months ended June 30, 2016 mainly due to lower volume primarily in commercial and digital print and price pressures, partially offset by favorable mix within labels and forms, increased volume in direct mail and lower restructuring, impairment and other charges. Operating margins increased from 6.8% for the six months ended June 30, 2015 to 7.0% for the six months ended June 30, 2016.  Operating margins were impacted favorably by 0.3 percentage points due to lower restructuring, impairment and other charges.  Additionally, changes in operating margins were impacted by price pressures, partially offset by favorable revenue mix within labels and forms.

Strategic Services

	Six Months Ended
	June 30,
	2016	2015
	(in millions, except percentages)
Net sales	$1,340.5	$1,364.9
Income from operations	121.2	137.8
Operating margin	9.0%	10.1%
Restructuring, impairment and other charges-net	3.1	8.0
Purchase accounting inventory adjustment	—	0.3

	Net Sales for the Six Months Ended
	June 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Logistics	$634.1	$631.5	$2.6	0.4%
Financial	508.9	541.5	(32.6)	(6.0%)
Sourcing	104.8	113.9	(9.1)	(8.0%)
Digital and creative solutions	92.7	78.0	14.7	18.8%
Total Strategic Services	$1,340.5	$1,364.9	$(24.4)	(1.8%)

Net sales for the Strategic Services segment for the six months ended June 30, 2016 were $1,340.5 million, a decrease of $24.4 million, or 1.8%, compared to 2015, including a $2.2 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to a reduction in compliance products and capital markets transactions activity in financial and decreased fuel surcharges and pass-through postage sales in logistics, partially offset by higher volume in freight brokerage services and publishing volume as a result of the acquisition of Courier. An analysis of net sales by reporting unit follows:

•	Logistics: Sales increased slightly primarily due to higher volume in freight brokerage services, partially offset by a decrease in fuel surcharges and pass through postage sales.
•	Financial: Sales decreased primarily due to a reduction in compliance products volume and capital markets transactions activity, partially offset by increased data room and translation services.
•	Sourcing: Sales decreased primarily due to lower commercial volume, partially offset by higher volume in forms and variable print.
•	Digital and creative solutions: Sales increased due to publishing volume as a result of the Courier acquisition, partially offset by lower volume in prepress and photo.

Strategic Services segment income from operations decreased $16.6 million for the six months ended June 30, 2016, mainly due to a reduction in capital markets transactions activity, lower volume of compliance products and unfavorable revenue mix in the logistics reporting unit, partially offset by volume increases in freight brokerage services and publishing volume as a result of the acquisition of Courier. Operating margins decreased from 10.1% for the six months ended June 30, 2015 to 9.0% for the six months ended June 30, 2016. Operating margins were impacted by unfavorable revenue mix in financial and logistics. Lower restructuring, impairment and other charges improved operating margins by 0.4 percentage points.

International

	Six Months Ended
	June 30,
	2016	2015
	(in millions, except percentages)
Net sales	$1,038.1	$1,113.7
Income from operations	63.3	34.3
Operating margin	6.1%	3.1%
Spinoff-related transaction expenses	0.5	—
Restructuring, impairment and other charges-net	6.2	10.5
Gain on sale of businesses	12.3	—

	Net Sales for the Six Months Ended
	June 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Asia	$324.8	$347.2	$(22.4)	(6.5%)
Business process outsourcing	198.4	217.9	(19.5)	(8.9%)
Global Turnkey Solutions	161.1	167.1	(6.0)	(3.6%)
Europe	136.7	144.2	(7.5)	(5.2%)
Canada	114.2	106.1	8.1	7.6%
Latin America	102.9	131.2	(28.3)	(21.6%)
Total International	$1,038.1	$1,113.7	$(75.6)	(6.8%)

Net sales in the International segment for the six months ended June 30, 2016 were $1,038.1 million, a decrease of $75.6 million, or 6.8%, compared to the same period in 2015, including a $54.1 million, or 4.9%, decrease due to changes in foreign exchange rates. The net sales decrease was also due to lower volume in Latin America, Asia, business process outsourcing and Global Turnkey Solutions, as well as price pressures in Asia, Europe and Global Turnkey Solutions. An analysis of net sales by reporting unit follows:

•	Asia: Sales decreased due to lower volume, primarily in packaging and labels, price pressures and changes in foreign exchange rates, partially offset by higher volume in book exports.
•

Business process outsourcing: Sales decreased due to lower volume as a result of the sale of two entities in the first quarter of 2016, changes in foreign exchanges rates and price pressures, partially offset by higher outsourcing volume.

•	Global Turnkey Solutions: Sales decreased primarily due to lower volume.
•	Europe: Sales decreased primarily due to changes in foreign exchange rates and price pressures.
•	Canada: Sales increased due to higher volume in forms, labels and statement printing, partially offset by changes in foreign exchange rates.
•

Latin America: Sales decreased primarily due to changes in foreign exchange rates across the region and lower forms volume as a result of the sale of the Venezuelan operating entity in the second quarter of 2015, partially offset by higher commercial print volume.

International segment income from operations increased $29.0 million primarily due to the gain on the sale of two entities in business process outsourcing, higher volume in Canada and lower restructuring, impairment and other charges, partially offset by price pressures and wage and other inflation in Asia and business process outsourcing.  Operating margins increased from 3.1% for the six months ended June 30, 2015 2014 to 6.1% for the six months ended June 30, 2016, of which 1.2 percentage points due to the gain on the sale of two entities in business process outsourcing and 0.3 percentage points due to lower restructuring, impairment and other charges.  The remaining increase in operating margins reflected favorable revenue mix in Canada, partially offset by price pressures and wage and other inflation in business process outsourcing and Asia.

Corporate

	Six Months Ended
	June 30,
	2016	2015
	(in millions)
Operating expenses	$171.0	$38.8
Pension settlement	96.9	—
Spinoff-related transaction expenses	29.8	—
Restructuring, impairment and other charges-net	4.9	2.5
Acquisition-related expenses	2.0	13.8

Corporate operating expenses in the six months ended June 30, 2016 were $171.0 million, an increase of $132.2 million compared to the same period in 2015. The increase was primarily driven by the non-cash pension settlement charge, spinoff-related transaction expenses and an increase in bad debt and legal expenses, partially offset by a decrease in acquisition-related expenses.

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

The following describes the Company’s cash flows for the six months ended June 30, 2016 and 2015.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $100.3 million for the six months ended June 30, 2016, compared to net cash provided by operating activities of $61.0 million for the same period in 2015. The decrease in net cash provided by operating activities reflected the timing of supplier and customer payments, higher spinoff-related transaction expenses and higher payments for taxes, partially offset by lower payments for incentive compensation.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $72.1 million compared to $210.3 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, net cash used for acquisitions, primarily Courier, was $118.5 million. Capital expenditures were $101.4 million during the first six months of 2016, an increase of $0.3 million as compared to the same period of 2015. The Company expects that capital expenditures for 2016 will be approximately $200 million to $225 million, compared to $207.6 million in 2015. For the six months ended June 30, 2016, cash provided by investing activities included $13.4 million of proceeds from the disposition of two entities in the International segment.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $76.2 million compared to net cash used in financing activities of $64.3 million in the same period in 2015. During the six months ended June 30, 2016, the Company received proceeds of $185.0 million from borrowings under the Credit Agreement, compared to $300.0 million during the six months ended June 30, 2015. Cash on hand and the borrowings under the Credit Agreement were used to pay $200.0 million of the 5.50% senior notes that matured on May 15, 2015. Additionally, the Company repaid $70.0 million of debt assumed from the Courier acquisition during the six months ended June 30, 2015.

LIQUIDITY

Cash and cash equivalents of $290.6 million as of June 30, 2016 included $38.1 million in the U.S. and $252.5 million at international locations. The Company’s foreign subsidiaries are expected to make approximately $175.0 million in payments in 2016 and future years in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $5.1 million as of June 30, 2016 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $290.6 million at June 30, 2016 were $8.8 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

The Company’s debt maturities as of June 30, 2016 are shown in the following table:

	Debt Maturity Schedule
	Total	2016	2017	2018	2019	2020	Thereafter
	(in millions)
Senior notes and debentures and borrowings under the Credit Agreement (a)	$3,617.4	$404.8	$251.5	$250.0	$411.1	$350.0	$1,950.0
Capital lease obligations	8.4	3.0	3.6	1.0	0.4	0.2	0.2
Miscellaneous debt obligations	14.7	14.3	0.2	0.2	—	—	—
Total	$3,640.5	$422.1	$255.3	$251.2	$411.5	$350.2	$1,950.2

(a)

Excludes unamortized debt issuance costs of $23.3 million, a discount of $2.1 million and an adjustment for fair value hedges of $4.3 million related to the Company’s 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

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

There were $185.0 million of borrowings under the Credit Agreement as of June 30, 2016. Based on the Company’s results of operations for the twelve months ended June 30, 2016 and existing borrowings, the Company would have had the ability to utilize approximately $0.7 billion of the $1.5 billion Credit Agreement and not have been in violation of the terms of the agreement.

The current availability under the Credit Agreement as of June 30, 2016 is shown in the table below:

June 30, 2016
Availability	(in millions)
Committed Credit Agreement	$1,500.0
Availability reduction from covenants	575.4
$924.6
Usage
Borrowings under the Credit Agreement	185.0
Impact on availability related to outstanding letters of credit	—
185.0

Current availability at June 30, 2016	$739.6

The Company was in compliance with its debt covenants as of June 30, 2016, and expects to remain in compliance based on management’s estimates of operating and financial results for 2016 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of June 30, 2016, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

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

As of June 30, 2016, the Company had $84.9 million in outstanding letters of credit and bank guarantees, of which $58.9 million were issued under the Credit Agreement.  The letters of credit used under the Credit Agreement did not reduce availability under the Credit Agreement as of June 30, 2016, as the amounts issued were less than the reduction in availability from the Leverage Ratio covenant.  As of June 30, 2016, the Company also had $159.8 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”).  As of June 30, 2016, bank acceptance drafts, letters of credit and guarantees of $41.9 million were issued, and reduced availability, under the Company’s Other Facilities.  Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $199.6 million as of June 30, 2016.

The Company’s liquidity may be affected by its credit ratings. On February 2, 2016, Moody’s Investor Services (“Moody’s”) downgraded the Company’s long-term corporate credit rating from Ba2 to Ba3 and changed the credit ratings outlook from on review for downgrade to developing.  Moody’s also downgraded its rating on the Company’s senior unsecured debt and Credit Agreement from Ba3 to B1 and Baa2 to Baa3, respectively. The Company’s Standard & Poor Rating Services (“S&P”) and Moody’s credit ratings as of June 30, 2016 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	BB-, CreditWatch negative	Ba3, developing
Senior unsecured debt	BB-	B1
Credit Agreement	BB+	Baa3

Dividends

During the six months ended June 30, 2016, the Company paid cash dividends of $108.7 million. On July 21, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on September 1, 2016 to RR Donnelley shareholders of record on August 15, 2016.

Acquisitions and Dispositions

During the six months ended June 30, 2016, the Company sold two entities within the business process outsourcing reporting unit for net proceeds of $13.4 million, all of which was received as of June 30, 2016.

During the year ended December 31, 2015, the Company paid $118.2 million, net of cash acquired, substantially all of which related to the acquisition of Courier.  The Company financed the cash portion of the Courier acquisition with a combination of cash on hand and borrowings under the Credit Agreement.

Debt Issuances

There were no debt issuances during the six months ended June 30, 2016 and 2015.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At June 30, 2016, the Company’s variable-interest borrowings were $389.1 million, or approximately 11%, of the Company’s total debt, including $190.0 million notional amount of interest rate swap agreements (see Note 14, Derivatives, to the Condensed Consolidated Financial Statements) and $199.1 million in borrowings under the Combined Facilities. Including the effect of the fixed to floating interest rate swaps, approximately 94% of the Company’s outstanding term debt was comprised of fixed-rate debt as of June 30, 2016.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2016 and 2015 by approximately $90.0 million.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of June 30, 2016 and December 31, 2015, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $269.9 million and $268.4 million, respectively (see Note 14, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized losses from these foreign exchange forward contracts were $1.2 million at June 30, 2016 and net unrealized gains from these foreign exchange forward contracts were $0.3 million at December 31, 2015. The Company does not use derivative financial instruments for trading or speculative purposes.
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

•	contingencies related to actual or alleged environmental contamination;
•	the retention of existing, and continued attraction of additional customers and key employees;
•	the effect of a material breach of security of any of the Company’s or its vendors’ systems;
•	the failure to properly use and protect customer information and data;
•	the failure to properly protect the Company’s and its employees’ information and data;
•	the effect of labor disruptions or shortages;
•	the effect of economic and political conditions on a regional, national or international basis;
•	the effect of economic weakness and constrained advertising;
•	uncertainty about future economic conditions;
•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in Eastern Europe, the Middle East or elsewhere;
•	the possibility of a regional or global health pandemic outbreak;
•	disruptions to the Company’s operations resulting from possible natural disasters, interruptions in utilities and similar events
•	adverse outcomes of pending and threatened litigation; and
•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2016 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2016 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

The following risk factors amend and supplement the Risk Factors identified under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K.  Unless the context otherwise requires, the risk factors identified below relating to the proposed spinoff transactions relate to the Company prior to completion of such transactions, whereas the risk factors identified below relating to the Company generally relate to the Company after giving effect to the completion of such transactions.  Unless and until the Company completes such proposed spinoff transactions, the risk factors identified under Item 1A.  Risk Factors in the Company’s Annual Report on Form 10-K continue to apply to the Company, and the following risk factors should be read in conjunction with such risk factors in the Form 10-K.

The proposed spinoffs of the Company’s Publishing and Retail Services Company and Financial Services Company may not be completed on the terms or timeline currently contemplated, if at all.

Unanticipated developments could delay, prevent or otherwise adversely affect the proposed spinoffs of LSC Communications and Donnelley Financial Solutions, including possible problems or delays in obtaining tax opinions, disruptions in general market conditions, the capital markets or other developments.  In addition, consummation of the proposed transactions will require final approval from the Company’s Board of Directors. Therefore, there can be no assurance that the Company will or will be able to complete the transactions on the terms or on the timeline that it announced, if at all.  Further, the Company could decide to consummate one of the spin-offs and not the other, depending on market conditions and other factors.

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

The Company’s operational and financial profile will change if the separation of LSC Communications and Donnelley Financial Solutions from the Company’s other businesses occurs. As a result, the Company’s diversification of revenue sources will diminish, and the Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of the concentration of our business in the multichannel communications management industry. Further, shares of the Company’s common stock will represent an investment in a smaller company than in existence today. These changes may not meet some shareholders’ investment strategies, which could cause investors to sell their shares of the Company’s common stock. Excessive selling could cause the relative market price of the Company’s common stock to decrease following the consummation of the proposed spinoff transactions.

Further, the anticipated benefits to the Company of the proposed spinoff transactions are based on a number of assumptions, some of which may prove incorrect. Any such incorrect assumptions could adversely affect the Company’s business, results of operations or financial condition.

Following the spinoffs, the price of the Company’s common stock may fluctuate significantly.

We cannot predict the prices at which the Company’s common stock may trade after the proposed spinoffs, the effect of the proposed spinoffs on the trading prices of the Company’s common stock or whether the market value of the Company’s common stock and the common stock of each of the new public companies held by a shareholder after the spinoffs will be, in the aggregate, less than, equal to or greater than the market value of the Company’s common stock held by such shareholder prior to the spinoffs.

The Company may not realize the full benefits from its retained ownership interests in LSC Communications and Donnelley Financial Solutions.

As part of the proposed spinoff transactions, the Company will distribute at least 80% of the outstanding shares of common stock of LSC Communications and Donnelley Financial Solutions to the Company’s shareholders.  After giving effect to these distributions, the Company may retain up to 20% of the outstanding shares of common stock of each of LSC Communications and Donnelley Financial Solutions.  In connection with the proposed spinoff transactions, the Company will enter into a stockholder and registration rights agreement with each of LSC Communications and Donnelley Financial Solutions governing the Company’s ownership and potential disposition of the shares of common stock retained in each company. The Company will dispose of any shares of common stock of LSC Communications and Donnelley Financial Solutions that it retains within the 12-month period following the initial distribution of shares of common stock of LSC Communications and Donnelley Financial Solutions to the Company’s shareholders.

As with any investment in a publicly traded company, the Company’s retained ownership in each company is subject to risks and uncertainties relating to the businesses of LSC Communications and Donnelley Financial Solutions and risks and uncertainties relating to fluctuations in public equity markets generally. In addition, under the stockholders’ and registration rights agreement, the Company intends to give a proxy to each company to vote all of its retained shares of common stock in proportion to the votes cast by LSC Communications’ and Donnelley Financial Solutions’ other shareholders. Consequently, the Company will not retain any influence over the management and affairs of each of LSC Communications and Donnelley Financial Solutions.

Pursuant to the stockholders’ and registration rights agreement with each company, we may dispose of shares of common stock of either company to investment banks in exchange for our outstanding public debt. We will dispose of all of the shares of common stock we retain in LSC Communications and Donnelley Financial Solutions within a year of the spinoff distribution date. Any disposition of shares of common stock of LSC Communications or Donnelley Financial Solutions held by the Company in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for LSC Communications common stock and Donnelley Financial Solutions common stock and thereby adversely affect the value of our retained ownership interests or adversely affect the terms and conditions of such disposition.

Following the completion of the proposed spinoff transactions, we will be a smaller company and may experience increased costs resulting from a decrease in purchasing power.

Prior to the completion of the proposed spinoff transactions, we have been able to take advantage of our size and purchasing power in sourcing products and services from third-party vendors. Following the completion of the proposed spin-off transactions, we will be a smaller company and may not have the same purchasing power that we had before the completion of the proposed spinoff transactions. Although we are seeking to expand our direct purchasing relationships with many of our most important third-party vendors, we may be unable to obtain products and services at prices and on terms as favorable as those available to us prior to completion of the proposed spinoff transactions, which could negatively impact our results of operations, financial positions and cash flow.

The Company may be unable to hire and retain talented employees, including management, which may be exacerbated by the proposed spinoff transactions.

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

Furthermore, certain members of our current senior management team, including our Chief Executive Officer, Thomas J. Quinlan III, our Chief Financial Officer, Daniel N. Leib, our Chief Accounting Officer, Andrew B. Coxhead, and our General Counsel, Suzanne S. Bettman will resign from their current roles with us upon completion of the proposed spinoff transactions to assume positions with either LSC Communications or Donnelley Financial Solutions. The loss of members of our senior management team due to the proposed spinoff transactions may result in transitional challenges or temporary difficulty in managing our business properly, which could harm business prospects and the Company’s consolidated results of operations, financial position and cash flows.

The proposed spinoff transactions, if consummated, could result in significant tax liability.

We expect to obtain an opinion from our outside legal counsel substantially to the effect that, among other things, the distributions in connection with the proposed spinoff transactions will qualify as tax-free distributions under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The opinion will not be binding on the IRS or the courts. Additionally, we have received a private letter ruling from the IRS concluding that certain limited aspects of the distributions will not prevent the distributions from satisfying certain requirements for tax-free treatment under the Code. The opinion and the private letter ruling will rely on customary factual representations and assumptions, which if incorrect or inaccurate may jeopardize the ability to rely on such opinion and letter ruling.

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

Global economic conditions affect customers’ businesses and the markets they serve. Demand for advertising tends to correlate with changes in the level of economic activity in the markets customers serve. Because a significant part of the Company’s business relies on its customers’ advertising spending, which is driven in part by economic conditions and consumer spending, a prolonged downturn in the global economy and an uncertain economic outlook could further reduce the demand for printing and related services that the Company provides to these customers. Delays or reductions in customers’ spending would have an adverse effect on demand for our products and services, which could be material, and consequently could negatively impact our results of operations, financial position and cash flow. Economic weakness and constrained advertising spending may result in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. In addition, customer difficulties could result in increases in bad debt write-offs and allowances for doubtful accounts receivable. In particular, the Company’s exposure to certain industries currently experiencing financial difficulties and certain financially troubled customers could have an adverse effect on the Company’s results of operations. The Company may experience operating margin declines in certain businesses, reflecting the effect of items such as competitive price pressures, inventory write-downs, cost increases for wages and materials, and increases in pension and other postretirement benefits plan funding requirements. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for the Company to forecast operating results and to make decisions about future investments.

Further, the results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.  In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union-derived laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have an adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could negatively impact our results of operations, financial position and cash flow.

Our business is dependent upon brand reputation and the quality of our customer support and services offerings and if we fail to offer effective customer support and services, our brand reputation would be harmed and customers may not use our solutions, resulting in a decline of our net sales.

A high level of customer support and service is critical for the successful marketing and sale of our solutions and the maintenance and enhancement of our brand reputation. If we are unable to provide a level of customer support and service to meet or exceed the expectations of our customers, we could experience a loss of customers and market share and a decline in our brand reputation which may result in reduced customer demand for our solutions. Furthermore, our brand reputation could be impacted by a wide range of factors, some of which are out of our control, including actions of our competitors and third party providers and positive or negative publicity.

Adverse credit market conditions may limit the Company’s ability to obtain future financing.

Uncertainty and volatility in global financial markets may cause financial institutions to fail, may cause lenders to reduce lending or may cause investors to reinvest in assets that are considered less risky. The failure of a financial institution that supports the Company’s existing credit agreement would reduce the size of its committed facility unless a replacement institution was added.   Furthermore, the Company expects to revise its existing financing structure to consummate the proposed spinoff transactions, including through refinancing or debt tender or exchange transactions.  Any potential capital markets transaction will be dependent on market conditions, which may result in the Company receiving financing on terms less favorable to the Company than its existing financings.  Further, LSC Communications and Donnelley Financial Solutions intend to rely on access to credit and the capital markets immediately prior to consummation of the proposed spinoff transactions to raise capital to refinance existing Company obligations or to finance their ongoing business needs, and the inability to obtain financing on commercially reasonable terms or at all may alter, hinder or prevent the consummation of the proposed spinoff transactions.

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

The Company may not be able to reduce or extinguish any of its material indebtedness upon the consummation of the proposed spinoff transactions, and as a result the Company would have increased financial leverage, which could adversely affect its business.

The Company expects to enter into transactions that reduce its existing debt prior to, or in connection with the consummation of the proposed spinoff transactions, such as debt exchanges or debt repurchases, but there can be no guarantee that such transactions will occur or will be successful in significantly reducing the Company’s outstanding indebtedness.  The Company’s inability to reduce its outstanding indebtedness upon or immediately following the consummation of the proposed spinoff transactions would increase the Company’s financial leverage, which could adversely affect its business.

The Company will not be able to assign, and may not be able to reduce or extinguish, any of its material indebtedness upon the consummation of the proposed spinoff transactions.  The Company currently has substantial indebtedness and if it is unable to reduce this indebtedness, the Company will have increased financial leverage upon the consummation of the proposed spinoff transactions.  As a result of the transfer of certain businesses to LSC Communications and Donnelley Financial Solutions, the Company’s interest and principal payments on its outstanding indebtedness are expected to increase substantially in relation to its revenues and cash flows.  Although the Company’s cash flows would decrease in this scenario, its required payments in respect of indebtedness would not decrease. In addition, the Company’s ability to make payments on, or repay or refinance, such debt, will depend largely upon its future operating performance. The Company’s future operating performance may be adversely impacted by loss of earnings from businesses transferred to LSC Communications and Donnelley Financial Solutions.

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

The Company has in the past acquired and intends in the future to acquire other businesses, and the Company may be unable to successfully integrate the operations of these businesses and may not achieve the cost savings and increased net sales anticipated as a result of these acquisitions.

Achieving the anticipated benefits of acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses and the loss of key personnel from the Company or the acquired businesses. Further, employee uncertainty and lack of focus during the integration process may disrupt the businesses of the Company or the acquired businesses. The Company’s strategy is, in part, predicated on the Company’s ability to realize cost savings and to increase net sales through the acquisition of businesses that add to the breadth and depth of the Company’s products and services. Achieving these cost savings and net sales increases is dependent upon a number of factors, many of which are beyond the Company’s control. In particular, the Company may not be able to realize the benefits of more comprehensive product and service offerings, anticipated integration of sales forces, asset rationalization and systems integration.

The Company may be subject to more intensive competition if our competitors pursue consolidations.

The Company currently has a large number of competitors in the markets in which we operate. The Company believes that selectively pursuing acquisitions is an important strategy for our business following the proposed spinoff transactions. If our competitors are able to successfully combine with one another or otherwise consolidate, the competitive landscape we face could be significantly altered. Such consolidation could create stronger competitors with greater financial resources and broader manufacturing and distribution capabilities than our own, and, if we are not successful with our own efforts to consolidate or adapt effectively to increased competition, the resulting increase in competitive pressures could negatively impact our results of operations, financial position and cash flow.

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

Catastrophic events may damage or destroy our factories, distribution centers or other facilities, which may disrupt our business.

Natural disasters, conflicts, wars, terrorist attacks, fires or other catastrophic events could cause damage or disruption to our factories, distribution centers or other facilities, which may adversely affect our ability to manage logistics, cause delays in the delivery of products and services to our customers, and create inefficiencies in our supply chain. An event of this nature could also prevent us from maintaining ongoing operations and from performing critical business functions. While we maintain backup systems and operate out of multiple facilities to reduce the potentially adverse effect of these types of events, a catastrophic event that results in the destruction of any of our major factories, distribution centers or other facilities could affect our ability to conduct normal business operations, which could negatively impact our results of operations, financial position and cash flow.

Following the proposed spinoff transactions, we will be a less diversified printing company and therefore may be more vulnerable to adverse events and trends associated with operations outside the United States.

Following the proposed spinoff transactions, our business will be less diversified and focus only on variable print and strategic services and will have significant operations outside the United States. As a result, the Company may be more exposed to the risks inherent in conducting such businesses and in conducting business outside the United States. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:

•	periodic changes in a specific country's or region's economic conditions, such as recession;
•

compliance with a wide variety of domestic and foreign laws and regulations (including those of municipalities or provinces where we have operations) and unexpected changes in those laws and regulatory requirements, including uncertainties regarding taxes, social insurance contributions and other payroll taxes and fees to governmental entities, tariffs, quotas, export controls, export licenses and other trade barriers;

•	unanticipated restrictions on our ability to sell to foreign customers where sales of products and the provision of services may require export licenses;
•	certification requirements;
•	fluctuations in foreign currency exchange rates, including those resulting from inflation, and currency devaluation activities;
•	inadequate protection of intellectual property rights in some countries;
•

potential political, legal and economic instability, foreign conflicts, and the impact of regional and global infectious illnesses in the countries in which we and our customers, suppliers and contract manufacturers are located;

•

difficulties and costs of staffing and managing international operations across different geographic areas and cultures, including assuring compliance with the U.S. Foreign Corrupt Practices Act and other U. S. and foreign anticorruption laws; and

•	fluctuations in freight rates and transportation disruptions.

These factors, individually or in combination, could impair our ability to effectively deliver our products, result in unexpected and material expenses, or cause an unexpected decline in the demand for our products in certain countries or regions. Specifically with respect to our operations in China, our financial performance may be subject to the following risks, among others: regulation of foreign investment and business activities by the Chinese government, including recent scrutiny of foreign companies, may limit our ability to expand our business in China; uncertainties with respect to the legal system in China may limit the legal protections available to us in China; government restrictions on the remittance of currency out of China and the ability of any subsidiary we may establish in China to pay dividends and make other distributions to us; and potential unfavorable tax consequences as a result of our operations in China.  Our failure to manage the risks and challenges associated with our international business and operations could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

The Company is exposed to significant risks related to potential adverse changes in currency exchange rates.

The Company is exposed to market risks resulting from changes in the currency exchange rates of the currencies in the countries in which it does business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of the Company’s non-U.S. subsidiaries, fluctuations in such rates may affect the translation of these results into the Company’s consolidated financial statements. To the extent borrowings, sales, purchases, revenues and expenses or other transactions are not in the applicable local currency, the Company may enter into foreign currency spot and forward contracts to hedge the currency risk. Management cannot be sure, however, that the Company’s efforts at hedging will be successful, and such efforts could, in certain circumstances, lead to losses that are material to the Company’s consolidated results of operations, financial position and cash flows.

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

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Consumers continue to accept electronic substitution in statement printing and forms while online and digital advertising is impacting customers’ printed advertising spends. The extent to which consumers will continue to accept electronic delivery is uncertain and it is difficult to predict future rates of acceptance of these alternatives. Electronic delivery has negatively impacted the Company’s products, such as forms and statement printing. To the extent that consumers, customers and regulators continue to accept these alternatives, the Company’s products will be adversely affected.

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

Many of the Company’s customers are subject to rules and regulations requiring certain printed or electronic communications, governing the form of such communications and protecting the privacy of consumers.  For instance, our healthcare and insurance printing businesses are subject to such regulations. Changes in these regulations may impact customers’ business practices and could reduce demand for the Company’s products and services. Changes in such regulations could eliminate the need for certain types of communications altogether or such changes may impact the quantity or format of such communications.

Changes in postal rates, regulations and delivery structure may adversely impact demand for the Company’s products and services.

Postal costs are a significant component of many of the Company’s customers’ cost structure and postal rate changes can influence the number of pieces and types of mailings that the Company’s customers mail. On December 24, 2013, the Postal Regulatory Commission (the “PRC”) approved the USPS Board of Governors’ request for an exigent price increase of 4.3%. This exigent rate increase was implemented in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all mail categories, effective January 26, 2014. On January 15, 2015, the USPS filed for a CPI rate increase of approximately 2.0%, which was approved by the PRC on May 7, 2015, and became effective May 31, 2015. The USPS eliminated the 4.3% exigency rate increase in April 2016. In addition, the USPS has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery. The USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities and a possible suspension of Saturday service. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. If implemented, such changes could impact customers’ ability or willingness to communicate by mail. Declines in print volumes mailed would have an adverse effect on the Company’s business.

We rely on independent shipping companies to deliver the products we create for our customers, and as part of our logistics business for our customers, changes in our relationships with these companies or an increase in shipping costs could have an adverse impact on our business and results of operations.

We rely upon third party carriers, including FedEx and UPS, for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties are unable to ship products for us, we would be required to use alternative, and possibly more expensive, carriers for the shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, shipping costs represent a significant operational expense for us. Changes in shipping terms, or the inability of these third party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, or any other reason) could have an adverse effect on our business, financial condition and results of operations. Additionally, deterioration of the financial condition of our carriers could have an adverse impact on our shipping costs. Any future increases in shipping rates could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to pass on these higher costs to our customers.

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

Undetected errors or failures found in our products and services may result in loss of or delay in market acceptance of our products and services that could seriously harm our business.

Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. We frequently release new versions of our products and different aspects of our platform are in various stages of development. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial availability or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in net sales and margins, any of which could negatively impact our business.

Our services depend on the reliability of computer systems maintained by us and our vendors and the ability to implement and maintain information technology and security measures to protect against security breaches and data leakage. Our failure to maintain the integrity of these systems could compromise the confidentiality of certain information provided to us by our customers and affect our ability to retain customers and attract new business.

We depend on our information technology and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems, or a security breach or a data leak that compromises the confidential and sensitive information stored in those systems, could disrupt our business and adversely impact our ability to compete. These systems include systems that we own and operate, as well as those systems of our vendors. Such systems are susceptible to malfunctions and interruptions due to equipment damage and power outages and are also susceptible to cybercrime, or threats of intentional disruption, which are increasing in terms of sophistication and frequency.

Maintaining the confidentiality, integrity and availability of our systems, software and solutions is an issue of critical importance for us and for our customers and users who rely on us to protect the confidentiality of certain information they provide us.  Many of our customers’ industries are highly regulated and have established standards and requirements for safeguarding the confidentiality, integrity and availability of information relating to their businesses and customers. Disclosure of the information maintained on our systems due to human error, breach of our systems through hacking or cybercrime, a leak of confidential information due to employee misconduct or otherwise could materially damage our reputation, subject us to regulatory risks and cause significant reputational harm for our customers, all of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	—	$—	—	$—
May 1, 2016 - May 31, 2016	8,014	16.00	—	$—
June 1, 2016 - June 30, 2016	—	—	—	$—
Total	8,014	$16.00	—

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

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit A to the Company’s Current Report on Form 8-K dated September 26, 2014, filed on September 26, 2014)
3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 31, 2016, filed on May 31, 2016)
3.3

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

10.24	Form of Long Term Incentive Cash Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014)*
10.25	Form of Amendment to Cash Retention Awards (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2016, filed on March 2, 2016)*
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

Date: August 3, 2016