Form 10-Q
period 2016-09-30
RR Donnelley & Sons Co
filed 2016-11-02
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐    No  ☒

As of October 31, 2016, 69.8 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$411.8	$389.6
Receivables, less allowances for doubtful accounts of $53.6 in 2016 (2015 - $41.5)	2,109.3	2,000.4
Inventories (Note 3)	651.1	592.0
Prepaid expenses and other current assets	140.3	119.7
Total current assets	3,312.5	3,101.7
Property, plant and equipment-net (Note 4)	1,342.3	1,448.1
Goodwill (Note 5)	1,787.3	1,743.6
Other intangible assets-net (Note 5)	403.3	438.0
Deferred income taxes	211.1	178.2
Other noncurrent assets	416.0	369.7
Total assets	$7,472.5	$7,279.3
LIABILITIES
Accounts payable	$1,172.7	$1,322.3
Accrued liabilities	793.3	780.4
Short-term and current portion of long-term debt (Note 13)	255.6	234.6
Total current liabilities	2,221.6	2,337.3
Long-term debt (Note 13)	3,635.3	3,188.3
Pension liabilities	554.7	514.4
Other postretirement benefits plan liabilities	163.3	168.8
Other noncurrent liabilities	359.2	373.9
Total liabilities	6,934.1	6,582.7
Commitments and Contingencies (Note 12)
EQUITY (Note 8)
RR Donnelley stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value in 2016 (2015 - $1.25)
Authorized: 165.0 shares;
Issued: 89.0 shares in 2016 and 2015	0.9	111.2
Additional paid-in-capital	3,473.8	3,386.8
Accumulated deficit	(765.6)	(620.6)
Accumulated other comprehensive loss	(815.7)	(793.2)
Treasury stock, at cost, 19.2 shares in 2016 (2015 - 19.4 shares)	(1,369.0)	(1,401.5)
Total RR Donnelley stockholders' equity	524.4	682.7
Noncontrolling interests	14.0	13.9
Total equity	538.4	696.6
Total liabilities and equity	$7,472.5	$7,279.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Products net sales	$2,281.6	$2,359.0	$6,706.3	$6,883.8
Services net sales	490.8	469.0	1,447.2	1,438.4
Total net sales	2,772.4	2,828.0	8,153.5	8,322.2

Products cost of sales (exclusive of depreciation and amortization)	1,780.5	1,844.8	5,237.2	5,386.5
Services cost of sales (exclusive of depreciation and amortization)	384.2	363.3	1,134.4	1,120.3
Total cost of sales	2,164.7	2,208.1	6,371.6	6,506.8

Products gross profit	501.1	514.2	1,469.1	1,497.3
Services gross profit	106.6	105.7	312.8	318.1
Total gross profit	607.7	619.9	1,781.9	1,815.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	333.4	328.4	1,099.9	972.4
Restructuring, impairment and other charges-net (Note 6)	15.0	52.9	38.4	104.9
Depreciation and amortization	101.5	115.3	312.5	341.5
Other operating expense (income)	0.3	—	(12.0)	—
Income from operations	157.5	123.3	343.1	396.6
Interest expense-net	67.1	69.0	204.1	207.2
Investment and other (income) expense-net	(0.6)	3.0	0.4	43.2
Loss on debt extinguishments	85.3	—	85.3	—
Earnings before income taxes	5.7	51.3	53.3	146.2
Income tax expense	12.5	39.7	34.3	79.1
Net (loss) earnings	(6.8)	11.6	19.0	67.1
Less: Income (loss) attributable to noncontrolling interests	0.3	(2.7)	0.8	(13.0)
Net (loss) earnings attributable to RR Donnelley common stockholders	$(7.1)	$14.3	$18.2	$80.1

Net (loss) earnings per share attributable to RR Donnelley common stockholders (Note 9):
Basic net (loss) earnings per share(1)	$(0.10)	$0.21	$0.26	$1.18
Diluted net (loss) earnings per share(1)	$(0.10)	$0.20	$0.26	$1.17

Dividends declared per common share(1)	$0.78	$0.78	$2.34	$2.34

Weighted average number of common shares outstanding:
Basic(1)	70.0	69.7	70.0	68.1
Diluted(1)	70.0	70.1	70.5	68.5
(1)

Earnings per share amounts, dividends declared per share amounts and adjusted weighted average common shares outstanding for all periods reflect RR Donnelley's 1-for-3 reverse stock split, which was effective October 1, 2016.

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) earnings	$(6.8)	$11.6	$19.0	$67.1

Other comprehensive (loss) income, net of tax (Note 10):
Translation adjustments	(4.4)	(37.5)	(9.0)	(42.5)
Adjustment for net periodic pension and postretirement benefits plan cost	(19.4)	2.2	(13.3)	10.4
Change in fair value of derivatives	—	0.1	—	0.1
Other comprehensive loss	(23.8)	(35.2)	(22.3)	(32.0)
Comprehensive (loss) income	(30.6)	(23.6)	(3.3)	35.1
Less: comprehensive income (loss) attributable to noncontrolling interests	0.3	(3.7)	1.0	(14.0)
Comprehensive (loss) income attributable to RR Donnelley common stockholders	$(30.9)	$(19.9)	$(4.3)	$49.1

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net earnings	$19.0	$67.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	0.8	29.4
Depreciation and amortization	312.5	341.5
Provision for doubtful accounts receivable	20.4	12.5
Share-based compensation	13.4	13.6
Deferred income taxes	(33.5)	(43.0)
Changes in uncertain tax positions	(0.4)	9.4
(Gain) loss on investments and other assets - net	(13.0)	13.1
Loss related to Venezuela currency remeasurement-net	—	30.3
Net pension and other postretirement benefits plan income	(55.1)	(33.2)
Net loss on pension and other postretirement benefits plan settlements and curtailments (Note 7)	78.8	—
Loss on debt extinguishments	85.3	—
Other	9.6	20.8
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(126.0)	(54.9)
Inventories	(57.6)	(29.1)
Prepaid expenses and other current assets	(9.2)	5.5
Accounts payable	(159.6)	(72.3)
Income taxes payable and receivable	(35.6)	18.8
Accrued liabilities and other	(23.4)	(105.5)
Pension and other postretirement benefits plan contributions	(18.6)	(19.8)
Net cash provided by operating activities	7.8	204.2
INVESTING ACTIVITIES
Capital expenditures	(147.9)	(152.8)
Acquisitions of businesses, net of cash acquired	(47.5)	(118.3)
Dispositions of businesses	13.7	0.6
Proceeds from sales of investments and other assets	3.7	17.4
Transfers from restricted cash	13.7	—
Other investing activities	(3.6)	(7.9)
Net cash used in investing activities	(167.9)	(261.0)
FINANCING ACTIVITIES
Net change in short-term debt	5.7	12.9
Payments of current maturities and long-term debt	(786.6)	(271.8)
Proceeds from issuance of long-term debt	1,164.0	—
Net proceeds from credit facility borrowings	—	225.0
Proceeds from termination of interest rate swaps	2.5	—
Debt issuance costs	(37.5)	—
Dividends paid	(163.2)	(158.4)
Other financing activities	2.5	3.5
Net cash provided by (used in) financing activities	187.4	(188.8)
Effect of exchange rate on cash and cash equivalents	(5.1)	(25.0)
Net decrease in cash and cash equivalents	22.2	(270.6)
Cash and cash equivalents at beginning of year	389.6	527.9
Cash and cash equivalents at end of period	$411.8	$257.3

Supplemental non-cash disclosure:
Assumption of warehousing equipment related to customer contract	$8.8	$—
Debt-for-debt exchange, including debt issuance costs of $5.5 million	$300.0	$—
Issuance of 2.7 million shares of RR Donnelley stock for acquisition of business	$—	$154.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Spinoff Transactions

On October 1, 2016, the Company completed the previously announced separation of its financial communications and data services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and the publishing and retail-centric print services and office products business (“LSC Communications, Inc.” or “LSC”) into two separate publicly-traded companies (the "Separation"). The Company completed the tax free distribution of approximately 26.2 million shares, or 80.75%, of the outstanding common stock of Donnelley Financial and 26.2 million shares, or 80.75%, of the outstanding common stock of LSC, to the Company’s stockholders (the “Distribution”). The Distribution was made to the Company’s stockholders of record as of the close of business on September 23, 2016, who received one share of Donnelley Financial common stock and one share of LSC common stock for every eight shares of RR Donnelley common stock held as of the record date. As a result of the Distribution, Donnelley Financial and LSC are now independent public companies trading under the symbols “DFIN” and “LKSD”, respectively, on the New York Stock Exchange. Immediately following the Distribution, the Company held 6.2 million shares of Donnelley Financial Solutions common stock and 6.2 million shares of LSC common stock. The Company will account for these investments as available-for-sale equity securities. The value of the Company’s investment in Donnelley Financial and LSC was approximately $350.1 million, calculated using the mid-point stock price for each company’s common stock on October 3, 2016.

The accompanying unaudited condensed consolidated interim financial statements include the historical results of Donnelley Financial and LSC, as the Separation did not take place until October 1, 2016. In future filings, the historical results of Donnelley Financial and LSC will be presented as discontinued operations. As a result of the Separation, the accompanying unaudited interim condensed consolidated interim financial statements are not indicative of the Company's future financial position, results of operations or cash flows.

In conjunction with the Separation, the Company entered into certain agreements with Donnelley Financial and LSC, to implement the legal and structural separation from Donnelley Financial and LSC, govern the relationship between the Company, Donnelley Financial and LSC up to and after the completion of the Separation, and allocate between the Company, Donnelley Financial and LSC various assets, liabilities and obligations, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities. These agreements included the Separation and Distribution Agreement, Transition Services Agreement, Tax Disaffiliation Agreement, Patent Assignment and License Agreement, Trademark Assignment and License Agreement, Data Assignment and License Agreement, Software, Copyright and Trade Secret Assignment and License Agreement, Stockholder and Registration Rights Agreement and commercial and other arrangements and agreements.

Reverse Stock Split

Immediately following the Distribution on October 1, 2016, the Company effected a one for three reverse stock split for RR Donnelley common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s Board of Directors on September 14, 2016 and previously approved by the Company’s stockholders at the annual meeting on May 19, 2016.

As a result of the Reverse Stock Split, the number of issued and outstanding and treasury shares of the Company’s common stock will be reduced proportionally based on the Reverse Stock Split ratio of one share for every three shares of common stock held before the Reverse Stock Split. No fractional shares of RR Donnelley common stock were distributed to stockholders in connection

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

with the Reverse Stock Split, but instead, all fractional shares were aggregated by the Company’s transfer agent and sold at the prevailing price in the open-market on October 6, 2016. The total number of aggregated shares of the Company’s common stock of 3,088 shares was sold for total net cash proceeds of less than $0.1 million which was then paid to stockholders in an amount equal to their respective pro rata share of the total net cash proceeds. All references in these unaudited condensed consolidated interim financial statements to the number of shares of common stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

2. Acquisitions and Dispositions

2016 Acquisitions

On August 4, 2016, the Company acquired Precision Dialogue Holdings, LLC (“Precision Dialogue”), a provider of email marketing, direct mail marketing and other services with operations in the United States for a purchase price, net of cash acquired, of approximately $58.6 million. The acquisition expanded the Company’s ability to help its customers measure communications effectiveness and audience engagement. Precision Dialogue contributed $8.2 million in sales and a loss before income taxes of $1.1 million during the three and nine months ended September 30, 2016 and is included within the operating results of the Variable Print segment.

The Precision Dialogue acquisition was recorded by allocating the cost of the acquisition to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date.  The excess of the cost over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The goodwill associated with this acquisition is primarily attributable to the synergies expected to arise as a result of the acquisition. The total tax deductible goodwill related to the Precision Dialogue acquisition was $8.8 million.

Based on the valuation, the preliminary purchase price allocation for the Precision Dialogue acquisition was as follows:

Accounts receivable	$11.8
Inventories	0.4
Prepaid expenses and other current assets	1.0
Property, plant and equipment	6.9
Other intangible assets	14.7
Other noncurrent assets	1.2
Goodwill	41.0
Accounts payable and accrued liabilities	(11.1)
Deferred taxes--net	(7.3)
Total purchase price-net of cash acquired	58.6
Less: debt assumed	11.1
Net cash paid	$47.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The purchase price allocation is preliminary as the Company is still in the process of obtaining data to finalize the estimated fair values of certain intangible assets.

The fair values of other intangible assets, technology and goodwill associated with the Precision Dialogue acquisition were determined to be Level 3 under the fair value hierarchy.  The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$11.6	Excess earnings	Discount rate Attrition rate	16.0% 7.0% - 8.0%
Trade names	1.4	Relief-from-royalty method	Discount rate Royalty rate (pre-tax)	16.0% 0.75% - 1.25%
Technology	0.6	Relief-from-royalty method	Discount rate Royalty rate (pre-tax) Obsolescence factor	16.0% 15.0% 0.0% - 40.0%
Non-compete agreements	1.7	With and without method	Discount rate	16.0%

The fair values of property, plant and equipment associated with the 2016 acquisitions were determined to be Level 3 under the fair value hierarchy and were estimated using either the market approach, if a secondhand market existed, or the cost approach.

For the three and nine months ended September 30, 2016, the Company recorded $0.7 million and $2.7 million of acquisition-related expenses, respectively, associated with completed or contemplated acquisitions within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

2016 Dispositions

On January 11, 2016, the Company sold two entities within the business process outsourcing reporting unit for net proceeds of $13.4 million, all of which was received as of September 30, 2016. Additionally, during the three months ended September 30, 2016 the Company sold three immaterial entities for proceeds of $0.3 million. The dispositions of these entities resulted in a loss of $0.3 million and a net gain of $12.0 million during the three and nine month periods ended September 30, 2016, respectively, which were recorded in other operating income in the Condensed Consolidated Statements of Operations. The operations of these entities were included in the International segment.

2015 Acquisitions

On June 8, 2015, the Company acquired Courier Corporation (“Courier”), a leader in digital printing and publishing primarily in the United States, specializing in educational, religious and trade books. The acquisition expanded the Company’s digital printing and content management capabilities. The purchase price for Courier was $137.3 million in cash and 2.7 million shares of RR Donnelley common stock, or a total transaction value of $291.5 million based on the Company’s closing share price on June 5, 2015, plus the assumption of Courier’s debt of $78.2 million. Courier had $20.9 million of cash as of the date of acquisition. Immediately following the acquisition, the Company repaid substantially all of the debt assumed. Courier’s book manufacturing operations are included in the Publishing and Retail Services segment, publishing operations are included in the Strategic Services segment and Brazilian operations are included in the International segment.

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

Based on the valuations, the final purchase price allocation for the 2015 acquisitions was as follows:

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

2015 Disposition

On April 29, 2015, the Company sold its 50.1% interest in its Venezuelan operating entity. The proceeds were de minimis, and the sale resulted in a net loss of $14.7 million, which was recognized in net investment and other expense in the Consolidated Statement of Operations for the year ended December 31, 2015. The Company’s Venezuelan operations had net sales of $16.3 million and a loss before income taxes of $38.4 million, including the net loss as a result of the sale, for the nine months ended September 30, 2015.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2015 presents the combined results of operations of the Company and the 2015 acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to acquisition.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Net sales	$2,828.0	$8,445.5
Net earnings attributable to RR Donnelley common stockholders	22.5	118.0
Net earnings per share attributable to RR Donnelley common stockholders:
Basic	$0.32	$1.69
Diluted	$0.32	$1.68

The following table outlines unaudited pro forma financial information for the three and nine months ended September 30, 2015:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Amortization of purchased intangibles	$20.4	$63.0
Restructuring, impairment and other charges	48.4	76.7

Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common stockholders for the three and nine months ended September 30, 2015 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Depreciation and amortization of purchased assets, pre-tax	$2.0	$2.4
Acquisition-related expenses, pre-tax	0.2	18.8
Restructuring, impairment and other charges, pre-tax	4.5	28.6
Inventory fair value adjustment, pre-tax	6.7	9.9
Other pro forma adjustments, pre-tax	—	1.2
Income taxes	(4.8)	(15.0)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Raw materials and manufacturing supplies	$250.4	$247.2
Work in process	202.6	156.1
Finished goods	281.1	275.2
LIFO reserve	(83.0)	(86.5)
Total	$651.1	$592.0

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Land	$111.4	$113.6
Buildings	1,215.2	1,224.7
Machinery and equipment	6,148.1	6,160.3
	7,474.7	7,498.6
Less: Accumulated depreciation	(6,132.4)	(6,050.5)
Total	$1,342.3	$1,448.1

During the three and nine months ended September 30, 2016, depreciation expense was $74.9 million and $230.6 million, respectively. During the three and nine months ended September 30, 2015, depreciation expense was $84.3 million and $249.7 million, respectively.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2016 were as follows:

	Publishing and Retail	Variable	Strategic
	Services	Print	Services	International	Total
Net book value as of December 31, 2015
Goodwill	$739.2	$1,914.0	$991.5	$1,123.6	$4,768.3
Accumulated impairment losses	(688.0)	(1,105.2)	(219.7)	(1,011.8)	(3,024.7)
Total	51.2	808.8	771.8	111.8	1,743.6
Acquisitions	—	41.0	—	—	41.0
Foreign exchange and other adjustments	—	0.6	0.3	1.8	2.7
Net book value as of September 30, 2016
Goodwill	739.2	1,955.6	990.8	1,083.9	4,769.5
Accumulated impairment losses	(688.0)	(1,105.2)	(218.7)	(970.3)	(2,982.2)
Total	$51.2	$850.4	$772.1	$113.6	$1,787.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$935.2	$(593.0)	$342.2	$932.1	$(555.3)	$376.8
Patents	2.0	(2.0)	—	98.3	(98.3)	—
Trademarks, licenses and agreements	29.4	(27.3)	2.1	30.6	(29.9)	0.7
Trade names	47.8	(20.9)	26.9	47.5	(19.1)	28.4
Total amortizable other intangible assets	1,014.4	(643.2)	371.2	1,108.5	(702.6)	405.9
Indefinite-lived trade names	32.1	—	32.1	32.1	—	32.1
Total other intangible assets	$1,046.5	$(643.2)	$403.3	$1,140.6	$(702.6)	$438.0

During the nine months ended September 30, 2016 the Company recorded additions to other intangible assets of which the components and the related weighted average amortization periods are as follows:

	September 30, 2016
	Amount	Weighted Average Amortization Period
Customer relationships	$11.6	10.5
Trade names	1.4	4.7
Non-compete agreements	1.7	3.3
Total additions	$14.7

Amortization expense for other intangible assets was $15.6 million and $20.4 million for the three months ended September 30, 2016 and 2015, respectively, and $49.6 million and $58.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of September 30, 2016:

For the year ending December 31,	Amount
2016	$65.4
2017	60.7
2018	54.7
2019	50.4
2020	46.5
2021 and thereafter	143.1
Total	$420.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended September 30, 2016 and 2015, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2016	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$—	$1.2	$1.2	$—	$0.8	$2.0
Variable Print	1.2	0.3	1.5	—	0.6	2.1
Strategic Services	2.6	0.4	3.0	—	0.1	3.1
International	0.9	0.3	1.2	—	—	1.2
Corporate	6.5	0.1	6.6	—	—	6.6
Total	$11.2	$2.3	$13.5	$—	$1.5	$15.0

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2015	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$2.1	$1.0	$3.1	$2.0	$0.7	$5.8
Variable Print	0.5	2.1	2.6	(0.1)	0.4	2.9
Strategic Services	1.9	0.5	2.4	0.9	0.2	3.5
International	13.1	0.8	13.9	25.4	—	39.3
Corporate	1.2	0.2	1.4	—	—	1.4
Total	$18.8	$4.6	$23.4	$28.2	$1.3	$52.9

For the nine months ended September 30, 2016 and 2015, the Company recorded the following net restructuring, impairment and other charges:

Nine Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2016	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$2.1	$2.8	$4.9	$1.1	$2.4	$8.4
Variable Print	1.5	1.8	3.3	0.1	1.5	4.9
Strategic Services	4.1	1.1	5.2	0.6	0.4	6.2
International	7.0	2.9	9.9	(2.5)	—	7.4
Corporate	10.2	0.1	10.3	1.2	—	11.5
Total	$24.9	$8.7	$33.6	$0.5	$4.3	$38.4

Nine Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2015	Terminations	Charges	Charges	Impairment	Charges	Total
Publishing and Retail Services	$5.3	$2.5	$7.8	$1.5	$18.5	$27.8
Variable Print	3.6	5.4	9.0	1.6	1.3	11.9
Strategic Services	5.7	1.6	7.3	0.9	3.3	11.5
International	22.3	2.5	24.8	25.0	—	49.8
Corporate	2.9	1.0	3.9	—	—	3.9
Total	$39.8	$13.0	$52.8	$29.0	$23.1	$104.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and Impairment Charges

For the three and nine months ended September 30, 2016, the Company recorded net restructuring charges of $11.2 million and $24.9 million, respectively, for employee termination costs for an aggregate of 870 employees, of whom 843 were terminated as of September 30, 2016. These charges primarily related to the reorganization of certain administrative functions and operations, two facility closures in the International segment and one facility closure in the Publishing and Retail Services segment. Additionally, the Company incurred lease termination and other restructuring charges of $2.3 million and $8.7 million, respectively, for the three and nine months ended September 30, 2016. For the nine months ended September 30, 2016 the Company also recorded $0.5 million of net impairment charges primarily related to buildings and machinery and equipment associated with facility closures, as well as gains on the sale of previously impaired assets.

For the three and nine months ended September 30, 2015, the Company recorded net restructuring charges of $18.8 million and $39.8 million, respectively, for employee termination costs for 1,829 employees, all of whom were terminated as of September 30, 2016. These charges primarily related to two facility closures, both in the International segment, one facility closure in the Variable Print segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $4.6 million and $13.0 million, respectively, for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, the Company also recorded $7.9 million and $8.7 million, respectively, of net impairment charges primarily related to buildings and machinery and equipment associated with facility closures. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

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

Other Charges

For the three and nine months ended September 30, 2016, the Company recorded other charges of $1.5 million and $4.3 million, respectively, for multi-employer withdrawal pension plan obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $11.0 million and $78.4 million, respectively, as of September 30, 2016.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring Reserve

The restructuring reserve as of December 31, 2015 and September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	September 30,
	2015	Charges	Other	Paid	2016
Employee terminations	$20.2	$24.9	$0.3	$(27.6)	$17.8
Multi-employer pension withdrawal obligations	32.9	1.6	—	(3.6)	30.9
Lease terminations and other	10.6	7.1	(0.1)	(9.9)	7.7
Total	$63.7	$33.6	$0.2	$(41.1)	$56.4

The current portion of restructuring reserves of $22.9 million at September 30, 2016 was included in accrued liabilities, while the long-term portion of $33.5 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at September 30, 2016.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September 2017.

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

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan expense (income) for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Pension expense (income)
Service cost	$0.3	$0.5	$0.9	$1.6
Interest cost	36.8	44.5	110.5	133.9
Expected return on plan assets	(58.6)	(61.4)	(180.0)	(184.7)
Amortization, net	7.8	10.1	23.5	30.5
Settlements	1.6	—	98.5	—
Net pension (income) expense	$(12.1)	$(6.3)	$53.4	$(18.7)
Other postretirement benefits plan expense (income)
Service cost	$1.0	$1.1	$3.0	$3.5
Interest cost	3.1	4.0	9.2	12.0
Expected return on plan assets	(3.4)	(3.3)	(10.2)	(9.8)
Amortization, net	(4.0)	(6.7)	(12.0)	(20.2)
Curtailments	(19.7)	—	(19.7)	—
Net other postretirement benefits plan income	$(23.0)	$(4.9)	$(29.7)	$(14.5)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In the fourth quarter of 2015, the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity with payments computed in accordance with statutory requirements, beginning in the second quarter of 2016. Payments to eligible participants who elected to receive a lump-sum pension payment or annuity were funded from existing pension plan assets and constituted a complete settlement of the Company’s pension liabilities with respect to these participants. The Company’s pension assets and liabilities were remeasured as of the payout date. The discount rates and actuarial assumptions used to calculate the payouts were determined in accordance with federal regulations. As of the remeasurement date, the reduction in the reported pension obligation for these participants was $354.8 million, compared to payout amounts of approximately $328.4 million. The Company recorded non-cash settlement charges of $1.6 million and $98.5 million in selling, general and administrative expenses during the three and nine months ended September 30, 2016, respectively, in connection with the settlement payments. These charges resulted from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

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

During the third quarter of 2016, the Company announced the discontinuation of retiree medical, prescription drug and life insurance benefits for individuals retiring on or after October 1, 2016. This change was accounted for as a significant plan amendment and the other postemployment benefit plan obligations were remeasured as of September 30, 2016. This remeasurement resulted in a reduction to the other postemployment benefit plan obligations of $35.0 million and a curtailment gain of $16.4 million within cost of sales and $3.3 million in selling, general and administrative expenses during the three and nine months ended September 30, 2016.

8. Equity

The Company’s equity as of December 31, 2015 and September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

	RR Donnelley
	Stockholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2015	$682.7	$13.9	$696.6
Net earnings	18.2	0.8	19.0
Other comprehensive (loss) income	(22.5)	0.2	(22.3)
Share-based compensation	13.4	—	13.4
Issuance of share-based awards, net of withholdings and other	(4.2)	—	(4.2)
Cash dividends paid	(163.2)	—	(163.2)
Distributions to noncontrolling interests	—	(0.9)	(0.9)
Balance at September 30, 2016	$524.4	$14.0	$538.4

On May 31, 2016, the Company reduced the par value of the authorized shares of RR Donnelley’s common stock from $1.25 per share to $0.01 per share.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company’s equity as of December 31, 2014 and September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

	RR Donnelley
	Stockholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2014	$593.8	$26.6	$620.4
Net earnings (loss)	80.1	(13.0)	67.1
Other comprehensive loss	(31.0)	(1.0)	(32.0)
Share-based compensation	13.6	—	13.6
Issuance of common stock	154.2	—	154.2
Issuance of share-based awards, net of withholdings and other	(3.4)	—	(3.4)
Cash dividends paid	(158.4)	—	(158.4)
Noncontrolling interests in acquired business	—	4.6	4.6
Noncontrolling interests in disposed businesses	—	(2.4)	(2.4)
Distributions to noncontrolling interests	—	(1.0)	(1.0)
Balance at September 30, 2015	$648.9	$13.8	$662.7

During the three months ended June 30, 2015, the Company issued stock in conjunction with the Courier acquisition with a closing date value of $154.2 million.

9. Earnings per Share

Basic earnings per share is calculated by dividing net earnings attributable to RR Donnelley common stockholders by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units and performance share units. Performance share units are considered anti-dilutive and excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Additionally, stock options are considered anti-dilutive when the exercise price exceeds the average of the Company’s stock price during the applicable period.

During the nine months ended September 30, 2016 and 2015, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards. During the nine months ended September 30, 2015, the Company issued 2.7 million shares of stock in conjunction with the Courier acquisition.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016 (1)	2015 (1)	2016 (1)	2015 (1)
Net (loss) earnings per share attributable to RR Donnelley common stockholders:
Basic	$(0.10)	$0.21	$0.26	$1.18
Diluted	$(0.10)	$0.20	$0.26	$1.17
Dividends declared per common share	$0.78	$0.78	$2.34	$2.34
Numerator:
Net (loss) earnings attributable to RR Donnelley common stockholders	$(7.1)	$14.3	$18.2	$80.1
Denominator:
Weighted average number of common shares outstanding	70.0	69.7	70.0	68.1
Dilutive options and awards	—	0.4	0.5	0.4
Diluted weighted average number of common shares outstanding	70.0	70.1	70.5	68.5
Weighted average number of anti-dilutive share-based awards:
Stock options	0.8	0.7	0.7	0.7
Performance share units	0.2	0.4	0.2	0.4
Restricted stock units	0.3	—	—	—
Total	1.3	1.1	0.9	1.1
(1)

Earnings per share amounts, dividends declared per common share and adjusted weighted average common shares outstanding for all periods reflect RR Donnelley's 1-for-3 reverse stock split, which was effective October 1, 2016.

10. Comprehensive Income

The components of other comprehensive loss and income tax (benefit) expense allocated to each component for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016

	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(4.4)	$—	$(4.4)	$(9.0)	$—	$(9.0)
Adjustment for net periodic pension and other postretirement benefits plan cost	(32.4)	(13.0)	(19.4)	(16.3)	(3.0)	(13.3)
Other comprehensive loss	$(36.8)	$(13.0)	$(23.8)	$(25.3)	$(3.0)	$(22.3)

During the nine months ended September 30, 2016, translation adjustments and income tax expense on pension and other postretirement benefits plan cost were adjusted to reflect previously recorded deferred taxes at their historical exchange rates.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2015 and September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$(727.5)	$(65.7)	$(793.2)
Other comprehensive loss before reclassifications	(69.7)	(8.5)	(78.2)
Amounts reclassified from accumulated other comprehensive loss	55.2	—	55.2
Amounts reclassified due to the disposition of businesses	1.2	(0.7)	0.5
Net change in accumulated other comprehensive loss	(13.3)	(9.2)	(22.5)
Balance at September 30, 2016	$(740.8)	$(74.9)	$(815.7)

Accumulated other comprehensive loss by component as of December 31, 2014 and September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2014	$(0.1)	$(762.3)	$(11.2)	$(773.6)
Other comprehensive loss before reclassifications	—	—	(54.6)	(54.6)
Amounts reclassified from accumulated other comprehensive loss	0.1	6.6	—	6.7
Amounts reclassified due to disposition of a business	—	3.8	13.1	16.9
Net change in accumulated other comprehensive loss	0.1	10.4	(41.5)	(31.0)
Balance at September 30, 2015	$—	$(751.9)	$(52.7)	$(804.6)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Classification in the Condensed Consolidated Statements of
	2016	2015	2016	2015	Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$7.8	$10.1	$23.5	$30.5	(a)
Net prior service credit	(4.0)	(6.7)	(12.0)	(20.2)	(a)
Curtailments	(19.7)	—	(19.7)	—	(a)
Settlements	1.6	—	98.5	—	(a)
Reclassifications before tax	(14.3)	3.4	90.3	10.3
Income tax (benefit) expense	(7.9)	1.2	35.1	3.7
Reclassifications, net of tax	$(6.4)	$2.2	$55.2	$6.6

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

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2016
Publishing and Retail Services	$717.0	$(45.0)	$672.0	$39.0	$34.7	$11.9
Variable Print	931.8	(17.5)	914.3	64.2	34.7	15.8
Strategic Services	731.9	(85.3)	646.6	39.8	15.0	3.9
International	567.9	(28.4)	539.5	34.4	15.9	8.3
Total operating segments	2,948.6	(176.2)	2,772.4	177.4	100.3	39.9
Corporate	—	—	—	(19.9)	1.2	6.6
Total operations	$2,948.6	$(176.2)	$2,772.4	$157.5	$101.5	$46.5

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2015
Publishing and Retail Services	$694.8	$(9.9)	$684.9	$33.4	$40.1	$5.9
Variable Print	949.4	(13.5)	935.9	58.0	38.0	18.7
Strategic Services	685.6	(50.0)	635.6	51.5	15.8	4.8
International	599.0	(27.4)	571.6	(8.4)	20.5	16.7
Total operating segments	2,928.8	(100.8)	2,828.0	134.5	114.4	46.1
Corporate	—	—	—	(11.2)	0.9	5.6
Total operations	$2,928.8	$(100.8)	$2,828.0	$123.3	$115.3	$51.7

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2016
Publishing and Retail Services	$1,956.0	$(66.7)	$1,889.3	$85.9	$1,291.6	$108.8	$23.6
Variable Print	2,750.1	(50.6)	2,699.5	189.4	2,570.1	103.3	47.9
Strategic Services	2,152.7	(165.6)	1,987.1	161.0	1,528.1	47.0	27.2
International	1,659.6	(82.0)	1,577.6	97.7	1,533.3	50.4	28.7
Total operating segments	8,518.4	(364.9)	8,153.5	534.0	6,923.1	309.5	127.4
Corporate	—	—	—	(190.9)	549.4	3.0	20.5
Total operations	$8,518.4	$(364.9)	$8,153.5	$343.1	$7,472.5	$312.5	$147.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2015
Publishing and Retail Services	$1,861.3	$(20.9)	$1,840.4	$47.8	$1,434.1	$109.1	$27.9
Variable Print	2,837.6	(41.6)	2,796.0	183.6	2,542.3	115.5	43.1
Strategic Services	2,119.1	(118.6)	2,000.5	189.3	1,420.4	50.4	33.0
International	1,768.5	(83.2)	1,685.3	25.9	1,655.3	63.7	36.7
Total operating segments	8,586.5	(264.3)	8,322.2	446.6	7,052.1	338.7	140.7
Corporate	—	—	—	(50.0)	418.5	2.8	12.1
Total operations	$8,586.5	$(264.3)	$8,322.2	$396.6	$7,470.6	$341.5	$152.8

Restructuring, impairment and other charges by segment for the three and nine months ended September 30, 2016 and 2015 are described in Note 6, Restructuring, Impairment and Other Charges.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

13. Debt

The Company’s debt at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Borrowings under the Credit Agreement	$—	$—
8.60% senior notes due August 15, 2016	—	219.6
6.125% senior notes due January 15, 2017	155.1	251.2
7.25% senior notes due May 15, 2018	45.8	250.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	21.3	238.9
7.625% senior notes due June 15, 2020	350.0	350.0
7.875% senior notes due March 15, 2021	448.7	448.5
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	140.0	400.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	400.0
6.625% debentures due April 15, 2029	199.5	199.5
8.820% debentures due April 15, 2031	69.0	69.0
Donnelley Financial 8.250% senior notes due 2024	300.0	—
LSC 8.750% senior notes due 2023	450.0	—
Donnelley Financial and LSC term loan B facilities	713.9	—
Other (b)	38.3	18.7
Unamortized debt issuance costs	(43.8)	(25.6)
Total debt	3,890.9	3,422.9
Less: current portion	(255.6)	(234.6)
Long-term debt	$3,635.3	$3,188.3

(a)

As of September 30, 2016 and December 31, 2015, the interest rate on the 11.25% senior notes due February 1, 2019 was 13.0% and 12.75%, respectively, as a result of downgrades in the ratings of the notes by the rating agencies.

(b)

Includes miscellaneous debt obligations and capital leases. The balance as of December 31, 2015 also included the fair value adjustments to the 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges, which were terminated as of September 30, 2016.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $120.9 million at September 30, 2016 and less than its book value by approximately $39.7 million at December 31, 2015.

In connection with the spin-off transactions, on September 30, 2016, Donnelley Financial issued 8.250% senior notes due 2024 with an aggregate principal of $300.0 million (the “DFS Notes”) and incurred a senior secured term loan B facility (the “DFS Term Loan Facility”) under its new credit agreement in an aggregate principal of $350.0 million, under which Donnelley Financial will borrow at 4.00% over LIBOR, subject to a LIBOR floor of 1.00%. Donnelley Financial’s credit agreement also includes a $300.0 million senior secured revolving credit facility which was undrawn as of September 30, 2016. Additionally on September 30, 2016, LSC issued 8.750% senior secured notes due 2023 with an aggregate principal of $450.0 million (the “LSC Notes”) and incurred a senior secured term loan B facility (the “LSC Term Loan Facility”) under its new credit agreement in an aggregate principal of $375.0 million, under which LSC will borrow at 6.00% over LIBOR, subject to a LIBOR floor of 1.00%. LSC’s credit agreement also includes a $400.0 million senior secured revolving credit facility which was undrawn as of September 30, 2016. The net proceeds from the sale of the LSC Notes and the borrowings under the DFS Term Loan Facility and the LSC Term Loan Facility were distributed to their parent company, RR Donnelley in connection with the spinoff transactions. RR Donnelley used these proceeds to reduce its existing debt. Additionally, there were approximately $4.5 million of accrued financing fees as of September 30, 2016 related to these transactions.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

On August 31, 2016, the Company and certain third party financial institutions (such financial institutions collectively, the “Third Party Purchasers”), launched cash tender offers for certain of the Company’s outstanding debt securities, including the Company’s 6.125% senior notes due January 15, 2017 (the “2017 Notes”), 7.250% senior notes due May 15, 2018 the (“2018 Notes”), 8.250% senior notes due March 15, 2019 (the “2019 Notes”) and 7.000% senior notes due February 15, 2022 (the “2022 Notes”). On September 16, 2016, the Third Party Purchasers purchased $274.4 million in aggregate principal amount of the 2017 Notes and 2018 Notes (the “Third Party Purchase Notes”). On September 30, 2016, the Company purchased approximately $503.6 million in aggregate principal amount of the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2022 Notes (the “Company Purchase Notes”), and exchanged $300.0 million in aggregate principal amount of the DFS Notes for the Third Party Purchase Notes. The Company cancelled the Third Party Purchase Notes and Company Purchase Notes on September 30, 2016. As a result, the Company recognized an $83.9 million loss on debt extinguishments in the three months ended September 30, 2016 related to premiums and other related transaction costs.

On October 6, 2016, the Company redeemed the outstanding $45.8 million principal amount of the 2018 Notes and the outstanding $21.3 principal amount of the 2019 Notes plus accrued and unpaid interest. Additionally, the Company redeemed the outstanding $155.2 million aggregate principal of the 2017 Notes on November 2, 2016. As a result, the Company expects to recognize an estimated $9.0 million loss on debt extinguishments in the fourth quarter of 2016.

On September 30, 2016, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”) providing for $800.0 million in credit facilities (the “Revolving Facility”). The Revolving Facility matures on September 30, 2021. Interest rates on borrowings are equal to, at the Company’s option, a base rate plus a margin ranging from 1.125% to 1.50%, or LIBOR plus a margin ranging from 2.125% to 2.50%, in either case based upon the leverage ratio of RR Donnelley. In addition, the Company will pay a facility fee on the actual daily amount of the aggregate revolving commitments regardless of usage ranging from 0.375% to 0.50%, based upon the leverage ratio of the Company. As a result of the reduction in borrowing capacity, the Company recognized a $1.4 million loss related to unamortized debt issuance costs within loss on debt extinguishments in the condensed consolidated statements of operations for the three months ended September 30, 2016. Additionally, the Company had approximately $0.8 million of accrued financing fees as of September 30, 2016 related to this transaction.

The Credit Agreement contains a number of restrictive covenants, including a maximum secured leverage ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of $60.0 million in aggregate though additional dividends may be permitted subject to certain conditions.

The weighted average interest rate on borrowings under the prior Credit Agreement was 2.2% and 2.0% during the nine months ended September 30, 2016 and 2015, respectively.

Interest income was $1.3 million and $4.2 million for the three and nine months ended September 30, 2016 and 2015, respectively.

Cash on hand and borrowings under the Credit Agreement were used to pay the $219.8 million of 8.6% senior notes that matured on August 15, 2016.

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

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized currently in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at September 30, 2016 and December 31, 2015 was $260.4 million and $268.4 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating-rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $400.0 million at inception, were designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which were attributable to changes in the benchmark interest rate.  During 2014, the Company repurchased $211.1 million of the 8.25% senior notes due March 15, 2019, and related interest rate swaps with a notional amount of $210.0 million were terminated, resulting in payments of $4.2 million for the fair value of the interest rate swaps.  During the three months ended September 30, 2016, in connection with the tender of the Company’s 8.25% senior notes due March 15, 2019, the Company terminated the remaining $190.0 million notional value of the interest rate swap agreements which resulted in cash received of $2.5 million for the fair value of the interest rate swaps.

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

At September 30, 2016 and December 31, 2015, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	September 30, 2016	December 31, 2015
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.1	$1.8
Accrued liabilities	1.9	1.5
Derivatives designated as fair value hedges
Other noncurrent assets	$—	$0.4

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 were as follows:

		Three Months Ended		Nine Months Ended
	Classification of (Gain) Loss Recognized in the	September 30,		September 30,
	Condensed Consolidated Statements of Operations	2016	2015	2016	2015
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$0.8	$1.3	$3.4	$(22.2)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items attributable to changes in the hedged benchmark interest rate and the offsetting (gain) loss on the related interest rate swaps for the three and nine months ended September 30, 2016 and 2015 were as follows:

		Three Months Ended		Nine Months Ended
	Classification of (Gain) Loss Recognized in the	September 30,		September 30,
	Condensed Consolidated Statements of Operations	2016	2015	2016	2015
Fair Value Hedges
Interest rate swaps	Investment and other (income) expense-net	$3.6	$(2.2)	$0.4	$(3.6)
Hedged items	Investment and other (income) expense-net	(4.3)	2.4	(0.8)	3.4
Total (gain) loss recognized as ineffectiveness in the Condensed Consolidated Statements of Operations	Investment and other (income) expense-net	$(0.7)	$0.2	$(0.4)	$(0.2)

The Company also recognized a net reduction to interest expense of $0.2 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2015, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The following recently issued standards are not expected to have a material impact on the Company’s Consolidated Financial Statements:

•	Accounting Standards Update No. 2016-17 “Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control”
•	Accounting Standards Update No. 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”
•	Accounting Standards Update No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts an Cash Payments (a consensus of the Emerging Issues Task Force)”
•	Accounting Standards Update No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
•	Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
•	Accounting Standards Update No. 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the transition to the Equity Method of Accounting”
•	Accounting Standards Update No. 2016-06 “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”
•	Accounting Standards Update No. 2016-05 “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”
•	Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”
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

Spinoff Transactions

On October 1, 2016, the Company completed the previously announced separation of its financial communications and data services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and the publishing and retail-centric print services and office products business (“LSC Communications, Inc.” or “LSC”) into two separate publicly-traded companies (the "Separation"). The Company completed the tax free distribution of approximately 26.2 million shares, or 80.75%, of the outstanding common stock of Donnelley Financial and 26.2 million shares, or 80.75%, of the outstanding common stock of LSC, to the Company’s stockholders (the “Distribution”). The Distribution was made to the Company’s stockholders of record as of the close of business on September 23, 2016, who received one share of Donnelley Financial common stock and one share of LSC common stock for every eight shares of RR Donnelley common stock held as of the record date. As a result of the Distribution, Donnelley Financial and LSC are now independent public companies trading under the symbols “DFIN” and “LKSD”, respectively, on the New York Stock Exchange. Immediately following the Distribution, the Company held 6.2 million shares of Donnelley Financial Solutions common stock and 6.2 million shares of LSC common stock. The Company will account for these investments as available-for-sale equity securities. The value of the Company’s investments in Donnelley Financial and LSC was approximately $350.1 million, calculated using the mid-point stock price for each company’s common stock on October 3, 2016.

The disclosures within this Management’s Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated Company basis which includes the results of Donnelley Financial and LSC and do not take into account the Separation. In future filings, the historical results of Donnelley Financial and LSC will be presented as discontinued operations. As a result of the Separation, the accompanying unaudited interim condensed consolidated interim financial statements are not indicative of the Company's future financial position, results of operations or cash flows. See Item 1A, Risk Factors, of Part I of the Company’s 2015 Form 10-K filed on February 25, 2016 and Item 1A of Part II under “Risk Factors” below for certain risk factors relating to the Separation.

Reverse Stock Split

Immediately following the Distribution on October 1, 2016, the Company effected a one for three reverse stock split for RR Donnelley common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s Board of Directors on September 14, 2016 and previously approved by the Company’s stockholders at the annual meeting on May 19, 2016.

As a result of the Reverse Stock Split, the number of issued and outstanding and treasury shares of the Company’s common stock will be reduced proportionally based on the Reverse Stock Split ratio of one share for every three shares of common stock held before the Reverse Stock Split. Refer to Note 1, Basis of Presentation, to the Condensed Consolidated Financial Statements for additional information regarding the Reverse Stock Split. All references in these unaudited condensed consolidated interim financial statements to the number of shares of common stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

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

Business Acquisitions and Dispositions

On August 4, 2016, the Company acquired Precision Dialogue, a provider of email marketing, direct mail marketing and other services with operations in the United States.

On January 11, 2016, the Company sold two entities within the business process outsourcing reporting unit.

On June 8, 2015, the Company acquired Courier Corporation, a leader in digital printing and publishing primarily in the United States, specializing in educational, religious and trade books.

On April 29, 2015, the Company sold its 50.1% interest in its Venezuelan operating entity.

For further information on the above acquisitions and dispositions, see Note 2, Acquisitions and Dispositions, to the Condensed Consolidated Financial Statements.

Executive Overview

Third Quarter Overview

Net sales decreased by $55.6 million, or 2.0%, for the third quarter of 2016 compared to the same period in the prior year. There was a $22.2 million, or 0.8%, decrease due to foreign exchange rates. In addition to the impact of foreign exchange rates, the decrease in net sales was due to lower volume in the Publishing and Retail Services, Variable Print and International segments, price pressures, a decrease in fuel surcharges in the logistics reporting unit within the Strategic Services segment and a $4.4 million decline in pass-through paper sales. These items were partially offset by increased volume in the Strategic Services segment.

The Company continues to take actions across all segments to reduce its cost structure and enhance productivity. During the nine months ended September 30, 2016, the Company realized cost savings from restructuring activities including the reorganization of administrative and support functions across all segments and facility consolidations. Additional cost savings were realized as a result of synergies from the integration of Courier.

Net cash provided by operating activities for the nine months ended September 30, 2016 was $7.8 million as compared to net cash provided by operating activities of $204.2 million for the nine months ended September 30, 2015. The decrease in net cash provided by operating activities reflected the timing of supplier and customer payments, higher spinoff-related transaction expenses and higher payments for taxes, partially offset by lower payments for incentive compensation.

In connection with the spinoff transactions, the Company incurred spinoff-related transaction expenses of $27.0 million and $57.3 million during the three and nine months ended September 30, 2016, respectively.  The Company expects to incur approximately $30.0 million to $40.0 million of additional spinoff-related transaction and transition expenses in the fourth quarter of 2016, including advisory and other expenses.

As a result of the spin-off transactions of Donnelley Financial and LSC on October 1, 2016, the Company is re-evaluating the realizability of its domestic deferred tax assets during the fourth quarter of 2016.

Financial Performance: Three Months Ended September 30, 2016

The changes in the Company’s income from operations, operating margin, net (loss) earnings attributable to RR Donnelley common stockholders and net (loss) earnings attributable to RR Donnelley common stockholders per diluted share for the three months ended September 30, 2016, from the three months ended September 30, 2015, were due to the following:

	Income from Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Stockholders	Net Earnings (Loss) Attributable to RR Donnelley Stockholders Per Diluted Share
	(in millions, except margin and per share data)
For the three months ended September 30, 2015	$123.3	4.4%	$14.3	$0.21
2016 restructuring, impairment and other charges - net	(15.0)	(0.5%)	(11.1)	(0.16)
2015 restructuring, impairment and other charges - net	52.9	1.9%	41.0	0.58
Spinoff-related transaction expenses	(20.3)	(0.7%)	(21.1)	(0.30)
Acquisition-related expenses	(0.4)	—	(0.3)	—
Purchase accounting inventory adjustments	6.7	0.2%	4.3	0.06
Loss on debt extinguishments	—	—	(51.9)	(0.74)
OPEB curtailment gains	19.7	0.7%	12.0	0.17
Pension settlement charges	(1.6)	(0.1%)	(0.9)	(0.01)
Loss on dispositions of businesses	(0.3)	0.0%	(0.1)	—
Loss on investment	—	—	2.8	0.04
Income tax adjustment	—	—	9.0	0.13
Operations	(7.5)	(0.2%)	(5.1)	(0.08)
For the three months ended September 30, 2016	$157.5	5.7%	$(7.1)	$(0.10)

2016 restructuring, impairment and other charges - net: included pre-tax charges of $11.2 million for employee termination costs; $2.3 million of lease termination and other restructuring costs; and $1.5 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

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

Spinoff-related transaction expenses: included pre-tax charges of $27.0 million ($25.5 million after-tax, of which $6.9 million related to certain international spinoff-related tax entity restructuring activities) and $6.7 million ($4.4 million after-tax) related to consulting, tax advice, legal and other expenses for the three months ended September 30, 2016 and 2015, respectively, associated with the spinoff transactions.

Loss on debt extinguishments: included pre-tax charges of $85.3 million ($51.9 million after-tax) related to the premiums paid in connection with the tenders, unamortized debt issuance costs and other expenses due to the repurchase of senior notes and amendments to the senior secured revolving credit facility (the “Credit Agreement”) during the three months ended September 30, 2016.

Acquisition-related expenses: included pre-tax charges of $0.7 million ($0.5 million after-tax) related to legal, accounting and other expenses for the three months ended September 30, 2016 associated with contemplated or completed acquisitions. For the three months ended September 30, 2015, these pre-tax charges were $0.3 million ($0.2 million after-tax) for acquisitions completed or contemplated.

Other postretirement benefit plan obligation (OPEB) curtailment gains: included a pre-tax gain of $19.7 million ($12.0 million after-tax) as a result of curtailments of the Company’s OPEB plans during the three months ended September 30, 2016.

Pension settlement charges: included pre-tax charges of $1.6 million ($0.9 million after-tax) for the three months ended September 30, 2016, related to lump-sum pension settlement payments.

Purchase accounting inventory adjustments: included pre-tax charges of $6.7 million ($4.3 million after-tax) as a result of inventory purchase accounting adjustments for Courier for the three months ended September 30, 2015.

Loss on dispositions of businesses: included a pre-tax loss on the sale of immaterial entities of $0.3 million ($0.1 million after-tax) for the three months ended September 30, 2016.

Loss on investments: included a pre-tax loss of $2.8 million ($2.8 million after-tax) resulting from the impairment of the Company’s investment in the Brazilian operations of Courier during the three months ended September 30, 2015.

Income tax adjustment: tax expense of $9.0 million was recorded due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment for the three months ended September 30, 2015.

Operations: reflected price pressures, unfavorable mix in the Strategic Services segment, lower volume in the Publishing and Retail Services and Variable Print segments, partially offset by lower depreciation and amortization expense and cost saving initiatives. See further details in the review of operating results by segment that follows below.

Financial Performance: Nine Months Ended September 30, 2016

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common stockholders and net earnings attributable to RR Donnelley common stockholders per diluted share for the nine months ended September 30, 2016, from the nine months ended September 30, 2015, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Stockholders	Net Earnings Attributable to RR Donnelley Stockholders Per Diluted Share
	(in millions, except margin and per share data)
For the nine months ended September 30, 2015	$396.6	4.8%	$80.1	$1.17
2016 restructuring, impairment and other charges - net	(38.4)	(0.5%)	(32.2)	(0.46)
2015 restructuring, impairment and other charges - net	104.9	1.3%	65.3	0.95
Spinoff-related transaction expenses	(50.6)	(0.6%)	(44.5)	(0.63)
Pension settlement charges	(98.5)	(1.2%)	(59.9)	(0.85)
Acquisition-related expenses	11.4	0.2%	11.0	0.16
Purchase accounting inventory adjustments	9.9	0.1%	6.4	0.09
Net gain on dispositions of businesses	12.0	0.2%	12.2	0.17
Loss on debt extinguishments	—	—	(51.9)	(0.74)
OPEB curtailment gains	19.7	0.2%	12.0	0.17
Loss on disposal of Venezuelan entity	—	—	15.7	0.23
Venezuela currency remeasurement	—	—	17.0	0.25
Net gain on investments	—	—	0.3	—
Income tax adjustment	—	—	9.0	0.13
Operations	(23.9)	(0.3%)	(22.3)	(0.38)
For the nine months ended September 30, 2016	$343.1	4.2%	$18.2	$0.26

2016 restructuring, impairment and other charges - net: included pre-tax charges of $24.9 million for employee termination costs; $8.7 million of lease termination and other restructuring costs; $4.3 million for multi-employer pension plan withdrawal obligations unrelated to facility closures; and $0.5 million of net impairment charges of long-lived assets.

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

Spinoff-related transaction expenses: included pre-tax charges of $57.3 million ($48.9 million after-tax, of which $6.9 million related to certain international spinoff-related tax entity restructuring activities) and $6.7 million ($4.4 million after-tax) related to consulting, tax advice, legal and other expenses for the nine months ended September 30, 2016 and 2015, respectively, associated with the spinoff transactions.

Pension settlement charges: included pre-tax charges of $98.5 million ($59.9 million after-tax) for the nine months ended September 30, 2016, related to lump-sum pension settlement payments.

Loss on debt extinguishments: included pre-tax charges of $85.3 million ($51.9 million after-tax) related to the premiums paid in connection with the tenders, unamortized debt issuance costs and other expenses due to the repurchase of senior notes and amendments to the Credit Agreement during the nine months ended September 30, 2016.

Acquisition-related expenses: included pre-tax charges of $2.7 million ($2.4 million after-tax) and $14.1 million ($13.4 million after-tax) related to legal, accounting and other expenses for the nine months ended September 30, 2016 and 2015, respectively, associated with contemplated or completed acquisitions.

OPEB curtailment gains: included a pre-tax gain of $19.7 million ($12.0 million after-tax) as a result of curtailments of the Company’s OPEB plans during the nine months ended September 30, 2016.

Purchase accounting inventory adjustments: included pre-tax charges of $9.9 million ($6.4 million after-tax) for the nine months ended September 30, 2015 as a result of inventory purchase accounting adjustments for Courier.

Net gain on disposition of businesses: included a pre-tax net gain on the sale of entities of $12.0 million ($12.2 million after-tax) for the nine months ended September 30, 2016.

Loss on disposal of Venezuelan entity: The nine months ended September 30, 2015 included a $15.7 million ($15.7 million after-tax) loss primarily related to the disposal of the Venezuelan operating entity in the International segment.

Venezuela currency remeasurement: currency remeasurement in Venezuela and the related impact of the devaluation resulted in a pre-tax loss of $30.3 million ($27.5 million after-tax) for the nine months ended September 30, 2015, of which $10.5 million was included in loss attributable to noncontrolling interests.

Net gain on investments: included pre-tax gains of $0.1 million ($0.1 million after-tax) and $3.9 million ($2.6 million after-tax) resulting from the sale of certain of the Company’s affordable housing investments during the nine months ended September 30, 2016 and 2015, respectively. Additionally during the nine months ended September 30, 2015, the Company recorded a pre-tax loss of $2.8 million ($2.8 million after-tax) resulting from the impairment of the Company’s investment in the Brazilian operations of Courier.

Income tax adjustment: tax expense of $9.0 million was recorded due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment for the nine months ended September 30, 2015.

Operations: reflected the impact of price pressures, unfavorable revenue mix in the Strategic Services segment, lower volume in the Variable Print segments and higher bad debt and legal expenses, partially offset by the acquisition of Courier, including synergies from the integration, and lower depreciation and amortization expense. See further details in the review of operating results by segment that follows below.

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

The Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial.  Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic goals. Additionally, to align with its long-term strategic goals, the Company split into three independent public companies effective October 1, 2016.  The spinoff transactions will allow each business to pursue their own strategies and invest according to the unique dynamics of their respective industries. Refer to Spinoff Transactions for further details regarding the spinoff transactions.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday volume in catalogs, retail inserts and books. Partially offsetting this pattern, demand for financial print and related services is typically stronger in the first half of the year due to annual compliance requirements. Additionally, the Company’s Commercial and Digital Print reporting unit produces campaign-related printed products. Therefore, quarterly and annual results may be impacted by U.S. election cycles. These seasonal patterns can also be impacted by overall trends in the U.S. and world economy. The Company expects the seasonality impact in 2016 and future years to be in line with historical patterns. However, due to the breadth of our products and services offerings, we generally have not experienced significant seasonality in our business.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first nine months of 2016, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper industry is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. The Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

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

As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the United States Postal Service (“USPS”) to offer innovative products and mail preparation services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services has been negatively impacted by increases in postal rates, as postal costs are a significant component of many customers’ cost structures. Under the 2006 Postal Accountability and Enhancement Act, it had been anticipated that postage for its Market Dominant mail categories would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). On January 15, 2015, the USPS filed for a CPI rate increase of approximately 2.0%, which was approved by the Postal Regulatory Commission (the “PRC”) on May 7, 2015, and became effective on May 31, 2015.  On April 10, 2016, the USPS removed the exigent surcharge, which was approved in December 2013, resulting in a 4.3% decrease in postage rates for all significant mail categories. The USPS has announced that it will seek a CPI postage increase on January 22, 2017 of approximately 1.0%. In addition, there is a pending bi-partisan legislative proposal that seeks to stabilize the financial condition of the USPS, which among other things calls for restoring a 2.15% increase (approximately half of the exigent surcharge) on market dominant mail categories. Congressional passage of this legislation is unlikely in 2016. The USPS has temporarily suspended its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities. These restructuring plans may resume in 2017. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. Mail delivery services through the USPS accounted for approximately 41% of the Company’s logistics revenues during the nine months ended September 30, 2016.

Goodwill Impairment Assessment

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the nine months ended September 30, 2016 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of September 30, 2016, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill in a future interim period or as of October 31, 2016, the Company’s next annual measurement date.

In particular, the commercial and digital print, statement printing and digital and creative solutions reporting units have experienced declines in sales primarily due to decreased volume. Continued negative trends could impact the estimated fair values of these reporting units and could result in future impairment charges.  As of the October 31, 2015 annual goodwill impairment test, the fair values of the commercial and digital print, statement printing and digital and creative solutions reporting units exceeded their respective book values by approximately 20%, 17% and 27%. As of September 30, 2016, $416.3 million, $126.9 million and $25.5 million of goodwill was allocated to the commercial and digital print, statement printing and digital and creative solutions reporting units, respectively. The commercial and digital print and statement printing reporting units are part of the Variable Print segment. The digital and creative solutions reporting unit is part of the Strategic Services segment.

Pension and Other Postretirement Benefit Plans

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. Based on current estimates, the Company expects to make cash contributions of approximately $25.0 million to $30.0 million to its pension and other postretirement benefits plans for the full year 2016, of which $18.6 million has been contributed during the nine months ended September 30, 2016.

During the third quarter of 2016, the Company announced the discontinuation of retiree medical, prescription drug and life insurance benefits for individuals retiring on or after October 1, 2016. This change was accounted for as a significant plan amendment and the other postemployment benefit plan obligation was remeasured as of September 30, 2016. This remeasurement resulted in a reduction to the other postemployment benefit plan obligations of $35.0 million and a curtailment gain of $16.4 million within cost of sales and $3.3 million in selling, general and administrative expenses during the three and nine months ended September 30, 2016.

During the fourth quarter of 2015, the Company communicated to retirees the option to receive a lump-sum pension payment or annuity with payments beginning in the second quarter of 2016. A portion of the eligible participants elected to receive a lump-sum pension payment or annuity and as a result the Company’s pension assets and liabilities were remeasured as of the payout date. As a result of the remeasurement, the Company recorded a non-cash settlement charge of $1.6 million and $98.5 million in selling, general and administrative expenses during the three and nine months ended September 30, 2016 (see Note 7, Employee Benefits, to the Condensed Consolidated Financial Statements).

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

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information and does not give effect to the spinoff transactions which occurred on October 1, 2016. This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

The following table shows the results of operations for the three months ended September 30, 2016 and 2015, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)

Products net sales	$2,281.6	$2,359.0	$(77.4)	(3.3%)
Services net sales	490.8	469.0	21.8	4.6%
Total net sales	2,772.4	2,828.0	(55.6)	(2.0%)
Products cost of sales (exclusive of depreciation and amortization)	1,780.5	1,844.8	(64.3)	(3.5%)
Services cost of sales (exclusive of depreciation and amortization)	384.2	363.3	20.9	5.8%
Total cost of sales	2,164.7	2,208.1	(43.4)	(2.0%)
Products gross profit	501.1	514.2	(13.1)	(2.5%)
Services gross profit	106.6	105.7	0.9	0.9%
Total gross profit	607.7	619.9	(12.2)	(2.0%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	333.4	328.4	5.0	1.5%
Restructuring, impairment and other charges-net	15.0	52.9	(37.9)	(71.6%)
Depreciation and amortization	101.5	115.3	(13.8)	(12.0%)
Other operating expense	0.3	—	0.3	100.0%
Income from operations	$157.5	$123.3	$34.2	27.7%

Consolidated

Net sales of products for the three months ended September 30, 2016 decreased $77.4 million, or 3.3%, to $2,281.6 million versus the same period in 2015, including a $20.6 million, or 0.9%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower volume across the Variable Print, International and Publishing and Retail segments, price pressures and a $4.4 million decrease in pass-through paper sales.

Net sales from services for the three months ended September 30, 2016 increased $21.8 million, or 4.6%, to $490.8 million versus the same period in 2015, including a $1.6 million, or 0.3%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to an increase in volume in freight brokerage services and increased volume in data room and translation services, partially offset by lower volume in the business process outsourcing reporting unit.

Products cost of sales decreased $64.3 million, or 3.5%, for the three months ended September 30, 2016 versus the same period in the prior year, primarily due to lower volume in the Variable Print and International segments and cost controls, partially offset by higher volume primarily in supply chain management and fulfillment within the Publishing and Retail Services segment and cost inflation. As a percentage of net sales, products cost of sales decreased 0.2% for the three months ended September 30, 2016 versus the same period in 2015, primarily due to a favorable mix in the Publishing and Retail Services segment.

Services cost of sales increased $20.9 million, or 5.8%, for the three months ended September 30, 2016 versus the same period in the prior year. Services cost of sales increased primarily due to higher volume in freight brokerage services within the logistics reporting unit. As a percentage of net sales, services cost of sales increased 0.8% for the three months ended September 30, 2016 versus the same period in 2015, primarily due to an unfavorable mix in the Strategic Services segment.

Products gross profit decreased $13.1 million to $501.1 million for the three months ended September 30, 2016 versus the same period in 2015 primarily due to price pressures and lower volume, partially offset by cost control initiatives. Products gross margin increased from 21.8% to 22.0%, driven by a favorable revenue mix and cost control initiatives, partially offset by price pressures.

Services gross profit increased $0.9 million to $106.6 million for the three months ended September 30, 2016 versus the same period in 2015 due to higher in volume in freight brokerage services and increased volume in data room and translation services, partially offset by lower volume in the business processing outsourcing reporting unit. Services gross margin decreased from 22.5% to 21.7%, reflecting unfavorable revenue mix in the Strategic Services segment.

Selling, general and administrative expenses increased $5.0 million to $333.4 million for the three months ended September 30, 2016 versus the same period in 2015 reflecting an increase of $20.3 million in spinoff-related transaction expenses, partially offset by higher pension income and the curtailment gain. As a percentage of net sales, selling, general and administrative expenses increased from 11.6% to 12.0% for the three months ended September 30, 2016 versus the same period in 2015, due to the impact of the aforementioned expenses.

For the three months ended September 30, 2016, the Company recorded net restructuring, impairment and other charges of $15.0 million. These charges included $11.2 million for employee termination costs for 174 employees, of whom 167 were terminated as of September 30, 2016. These charges were primarily the result of the reorganization of certain administrative functions and operations. The Company also incurred lease termination and other restructuring costs of $2.3 million for the three months ended September 30, 2016. Additionally, the Company recorded $1.5 million of other charges for multi-employer pension plan withdrawal obligations.

For the three months ended September 30, 2015, the Company recorded net restructuring, impairment and other charges of $52.9 million. The Company recorded $18.8 million of employee termination costs for 628 employees, all of whom were terminated as of September 30, 2016. These charges were primarily due two facility closures in the International segment. Additionally, the Company incurred net impairment charges of $28.2 million, including $18.0 million for the impairment of goodwill in the Europe and Latin America reporting units within the International segment, $7.9 million of impairment charges for other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures and $2.3 million for the impairment of intangibles in the Latin America reporting unit within the International segment for the three months ended September 30, 2015. The Company also recorded lease termination and other restructuring charges of $4.6 million and $1.3 million of other charges related to multi-employer pension plan withdrawal obligations unrelated to facility closures for the three months ended September 30, 2015.

Depreciation and amortization decreased $13.8 million to $101.5 million for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $15.6 million and $20.4 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016, other operating expense was $0.3 million, which related to the loss on the sale of immaterial entities.

Income from operations for the three months ended September 30, 2016 was $157.5 million, an increase of $34.2 million, or 27.7%, compared to the three months ended September 30, 2015. The increase was due to lower restructuring, impairment and other charges, the curtailment gain, lower depreciation and amortization expense and cost controls, partially offset by price pressures, higher spinoff-related transaction expenses, unfavorable mix in the Strategic Services segment and lower volume in the Publishing and Retail Services and Variable Print segments.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$67.1	$69.0	$(1.9)	(2.8%)
Investment and other (income) expense-net	(0.6)	3.0	(3.6)	(120.0%)
Loss on debt extinguishments	85.3	—	85.3	100.0%

Net interest expense decreased by $1.9 million for the three months ended September 30, 2016 versus the same period in 2015, primarily due to a decrease in average senior notes outstanding, partially offset by higher average borrowings under the Credit Agreement.

Net investment and other (income) expense for the three months ended September 30, 2016 and 2015 was income of $0.6 million and expense of $3.0 million, respectively. For the three months ended September 30, 2015, the Company recorded a loss of $2.8 million for the impairment of the Company’s investment in the Brazilian operations of Courier.

Loss on debt extinguishments, related to premiums paid, unamortized debt issuance costs and other expenses for the three months ended September 30, 2016 was $85.3 million due to the tenders of senior notes and the amendments to the Credit Agreement.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$5.7	$51.3	$(45.6)	(88.9%)
Income tax expense	12.5	39.7	(27.2)	(68.5%)
Effective income tax rate	219.3%	77.4%

The effective income tax rate for the three months ended September 30, 2016 was 219.3% compared to 77.4% in the same period in 2015. The income tax provision for the period ended September 30, 2016 reflects the impact of certain non-deductible spinoff-related transaction expenses, income taxes for certain internal reorganization transactions in preparation for the spinoff transactions within the International segment and the adjustment of valuation allowances in the International segment. The income tax provision for the period ended September 30, 2015 reflects charges for unrecognized tax positions of $9.0 million due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment as well as the impact of the non-deductible goodwill impairment charges.

Income (loss) attributable to noncontrolling interests was income of $0.3 million for the three months ended September 30, 2016 and a loss of $2.7 million for the three months ended September 30, 2015. For the three months ended September 30, 2015, the Company recorded a loss of $2.6 million for the impairment of the Company’s investment in the Brazilian operations of Courier.

The net loss attributable to RR Donnelley common stockholders for the three months ended September 30, 2016 was $7.1 million, or $0.10 per diluted share, compared to net earnings of $14.3 million, or $0.20 per diluted share, for the three months ended September 30, 2015.

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

Publishing and Retail Services

	Three Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$672.0	$684.9
Income from operations	39.0	33.4
Operating margin	5.8%	4.9%
Restructuring, impairment and other charges-net	2.0	5.8
Purchase accounting inventory adjustment	—	5.6

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$319.5	$358.0	$(38.5)	(10.8%)
Books	321.4	294.6	26.8	9.1%
Directories	31.1	32.3	(1.2)	(3.7%)
Total Publishing and Retail Services	$672.0	$684.9	$(12.9)	(1.9%)

Net sales for the Publishing and Retail Services segment for the three months ended September 30, 2016 were $672.0 million, a decrease of $12.9 million, or 1.9%, compared to 2015.  Net sales decreased due to reduced volume in the magazines, catalogs and retail inserts reporting unit, a $4.4 million decrease in pass-through paper sales and price pressures, partially offset by increased volume in the books reporting unit. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales decreased due to a decrease in pass-through paper sales, price pressures and lower volume within catalogs, magazines and retail.
•	Books: Sales increased as a result of increased volume in supply chain management and fulfillment and an increase in pass-through paper sales, partially offset by decreases in educational volume.
•	Directories: Sales decreased primarily as a result of price pressures and a decrease in pass-through paper sales, partially offset by slightly higher volume.

Publishing and Retail Services segment income from operations increased by $5.6 million for the three months ended September 30, 2016 as a result of a purchase accounting adjustment booked in the prior year period, lower restructuring, impairment and other charges and synergies from the acquisition of Courier, partially offset by price pressures and lower volume.  Operating margins increased from 4.9% for the three months ended September 30, 2015 to 5.8% for the three months ended September 30, 2016, of which 0.8 percentage points were due to a purchase accounting inventory adjustment in the prior year period and 0.5 percentage points were due to lower restructuring, impairment and other charges. Operating margins were unfavorably impacted by price pressures.

Variable Print

	Three Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$914.3	$935.9
Income from operations	64.2	58.0
Operating margin	7.0%	6.2%
Restructuring, impairment and other charges-net	2.1	2.9

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$412.9	$409.6	$3.3	0.8%
Direct mail	143.3	135.8	7.5	5.5%
Office products	125.1	144.0	(18.9)	(13.1%)
Labels	101.3	106.3	(5.0)	(4.7%)
Statement printing	85.5	90.6	(5.1)	(5.6%)
Forms	46.2	49.6	(3.4)	(6.9%)
Total Variable Print	$914.3	$935.9	$(21.6)	(2.3%)

Net sales for the Variable Print segment for the three months ended September 30, 2016 were $914.3 million, a decrease of $21.6 million, or 2.3%, compared to 2015, including a $0.1 million decrease due to changes in foreign exchange rates. Net sales decreased due to lower volume primarily in the office products, labels, statement printing and forms reporting units, price pressures and lower pass-through postage sales, partially offset by increased volume in the direct mail and commercial and digital print reporting units. An analysis of net sales by reporting unit follows:

•

Commercial and digital print: Sales increased as a result of higher in-store marketing materials volume, partially offset by lower transactional commercial print volume, price pressures and a decrease in pass-through postage sales.

•	Direct mail: Sales increased as a result of incremental sales from the acquisition of Precision Dialogue and higher pass-through postage sales, partially offset by price pressures.
•	Office products: Sales decreased as a result of lower volume, primarily in filing, binders and note-taking products, and price pressures.
•	Labels: Sales decreased as a result of lower volume and price pressures.
•	Statement printing: Sales decreased as a result of lower pass-through postage sales, lower volume and price pressures.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations increased $6.2 million for the three months ended September 30, 2016, primarily due to lower depreciation and amortization expense, lower restructuring, impairment and other charges, increased volume in the direct mail, favorable revenue mix within the forms and commercial and digital print reporting units, partially offset by lower volume within the office products, statement printing and labels reporting units and price pressures. Operating margins increased from 6.2% for the three months ended September 30, 2015 to 7.0% for the three months ended September 30, 2016. Operating margins were favorably impacted by lower depreciation and amortization expense, cost controls and a favorable revenue mix within the commercial and digital print reporting unit, partially offset by price pressures.

Strategic Services

	Three Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$646.6	$635.6
Income from operations	39.8	51.5
Operating margin	6.2%	8.1%
Restructuring, impairment and other charges-net	3.1	3.5
Spinoff-related transaction expenses	0.1	—
Purchase accounting inventory adjustment	—	1.1

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Logistics	$325.0	$305.9	$19.1	6.2%
Financial	214.0	219.7	(5.7)	(2.6%)
Sourcing	62.4	55.1	7.3	13.2%
Digital and creative solutions	45.2	54.9	(9.7)	(17.7%)
Total Strategic Services	$646.6	$635.6	$11.0	1.7%

Net sales for the Strategic Services segment for the three months ended September 30, 2016 were $646.6 million, an increase of $11.0 million, or 1.7%, compared to 2015, including a $1.1 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher volume in freight brokerage services and commercial and forms volume within the Sourcing reporting unit, partially offset by a reduction in book publishing, capital markets transactions activity and compliance products volume and decreased fuel surcharges in logistics. An analysis of net sales by reporting unit follows:

•

Logistics: Sales increased primarily due to higher volume in freight brokerage services, partially offset by a decrease in fuel surcharges and pass-through postage and decreased volume in international mail services.

•

Financial: Sales decreased primarily due to a reduction in capital markets transactions and compliance products activity volume, partially offset by increased volume in data room and translation services.

•	Sourcing: Sales increased primarily due to higher commercial and forms volume, partially offset by lower volume in labels.
•	Digital and creative solutions: Sales decreased due to lower book publishing, prepress and photo volume, partially offset by increased volume in creative services.

Strategic Services segment income from operations decreased $11.7 million for the three months ended September 30, 2016, mainly due to a reduction in publishing volume and capital markets transactions and compliance products activity, partially offset by volume increases in freight brokerage services and sourcing, a purchase accounting inventory adjustment in the prior year period and lower restructuring, impairment and other charges. Operating margins decreased from 8.1% to 6.2% due to lower book publishing volume, a reduction in capital market transactions activity and unfavorable revenue mix in the logistics reporting unit. A purchase accounting inventory adjustment in the prior year period and lower restructuring, impairment and other charges improved operating margins by 0.2 percentage points and 0.1 percentage points, respectively.

International

	Three Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$539.5	$571.6
Income (loss) from operations	34.4	(8.4)
Operating margin	6.4%	(1.5%)
Spinoff-related transaction expenses	0.9	—
Gain on sale of businesses	(0.3)	—
OPEB curtailment gain	(0.1)	—
Restructuring, impairment and other charges-net	1.2	39.3

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Asia	$198.3	$196.4	$1.9	1.0%
Business process outsourcing	88.6	107.8	(19.2)	(17.8%)
Global Turnkey Solutions	81.5	87.2	(5.7)	(6.5%)
Europe	70.8	77.7	(6.9)	(8.9%)
Canada	46.2	43.3	2.9	6.7%
Latin America	54.1	59.2	(5.1)	(8.6%)
Total International	$539.5	$571.6	$(32.1)	(5.6%)

Net sales in the International segment for the three months ended September 30, 2016 were $539.5 million, a decrease of $32.1 million, or 5.6%, compared to the same period in 2015, including a $21.0 million, or 3.7%, decrease due to changes in foreign exchange rates. The net sales decrease was also due to lower volume in the business process outsourcing, Global Turnkey Solutions, Europe and Latin America reporting units, as well as price pressures. An analysis of net sales by reporting unit follows:

•	Asia: Sales increased due to higher volume primarily in packaging, partially offset by lower volume in labels along with price pressures.
•	Business process outsourcing: Sales decreased due to changes in foreign exchanges rates, lower volume as a result of the sale of two entities in the first quarter of 2016 and price pressures.
•	Global Turnkey Solutions: Sales decreased primarily due to lower volume.
•	Europe: Sales decreased primarily due to lower volume and changes in foreign exchange rates.
•	Canada: Sales increased due to higher volume in statement printing, forms and labels.
•	Latin America: Sales decreased primarily due to changes in foreign exchange rates across the region and lower volume.

International segment income from operations increased $42.8 million primarily due to lower restructuring, impairment and other charges and increased volume in Asia and Canada, partially offset by price pressures. Operating margins increased from negative 1.5% to 6.4%, driven by lower restructuring, impairment and other charges, increased packaging volume in Asia and favorable revenue mix in Canada, partially offset by price pressures. Lower restructuring, impairment and other charges improved operating margins by 6.7 percentage points.

Corporate

	Three Months Ended
	September 30,
	2016	2015
	(in millions)
Operating expenses	$19.9	$11.2
Pension settlement	1.6	—
Spinoff-related transaction expenses	26.0	6.7
Restructuring, impairment and other charges-net	6.6	1.4
OPEB curtailment gain	(19.6)	—
Loss on disposition of business	0.6	—
Acquisition-related expenses	0.7	0.3

Corporate operating expenses in the three months ended September 30, 2016 were $19.9 million, an increase of $8.7 million compared to the same period in 2015. The increase was primarily driven by increased spinoff-related transaction expenses and higher restructuring, impairment and other charges, partially offset by the curtailment gain and an increase in pension income.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

The following table shows the results of operations for the nine months ended September 30, 2016 and 2015, which reflects the results of acquired businesses from the relevant acquisition dates:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)

Products net sales	$6,706.3	$6,883.8	$(177.5)	(2.6%)
Services net sales	1,447.2	1,438.4	8.8	0.6%
Total net sales	8,153.5	8,322.2	(168.7)	(2.0%)
Products cost of sales (exclusive of depreciation and amortization)	5,237.2	5,386.5	(149.3)	(2.8%)
Services cost of sales (exclusive of depreciation and amortization)	1,134.4	1,120.3	14.1	1.3%
Total cost of sales	6,371.6	6,506.8	(135.2)	(2.1%)
Products gross profit	1,469.1	1,497.3	(28.2)	(1.9%)
Services gross profit	312.8	318.1	(5.3)	(1.7%)
Total gross profit	1,781.9	1,815.4	(33.5)	(1.8%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,099.9	972.4	127.5	13.1%
Restructuring, impairment and other charges-net	38.4	104.9	(66.5)	(63.4%)
Depreciation and amortization	312.5	341.5	(29.0)	(8.5%)
Other operating income	(12.0)	—	(12.0)	100.0%
Income from operations	$343.1	$396.6	$(53.5)	(13.5%)

Consolidated

Net sales of products for the nine months ended September 30, 2016 decreased $177.5 million, or 2.6%, to $6,706.3 million versus the same period in 2015, including a $71.0 million, or 1.0%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to price pressures, lower volume in the Variable Print segment, a decline in compliance products and capital markets transactions in the Strategic Services segment and a $22.7 million decrease in pass-through paper sales, partially offset by higher volume primarily in the Publishing and Retail Services segment as a result of the acquisition of Courier.

Net sales from services for the nine months ended September 30, 2016 increased $8.8 million to $1,447.2 million versus the same period in 2015, including an $11.2 million, or 0.8%, decrease due to changes in foreign exchange rates. The increase in net sales from services was primarily due to higher volume in the Strategic Services segment, partially offset by lower volume in the International segment.

Products cost of sales decreased $149.3 million, or 2.8%, for the nine months ended September 30, 2016 versus the same period in the prior year. Products cost of sales decreased primarily due to lower volume in the Variable Print segment, a decline in capital markets transactions and compliance products volume in the Strategic Services segment and cost controls, partially offset by higher volume primarily in the Publishing and Retail Services segment as a result of the acquisition of Courier and wage and other inflation in the International segment.  As a percentage of net sales, products cost of sales decreased 0.1% for the nine months ended September 30, 2016 versus the same period in the prior year, primarily due to cost savings initiatives, partially offset by wage and other cost inflation.

Services cost of sales increased $14.1 million, or 1.3%, for the nine months ended September 30, 2016 versus the same period in the prior year. Services cost of sales increased primarily due to higher volume logistics reporting unit partially offset by lower in the digital and creative solutions and business processing outsourcing reporting units. As a percentage of net sales, services cost of sales increased 0.5% for the nine months ended September 30, 2016 versus the same period in the prior year driven by unfavorable revenue mix in the Strategic Services segment.

Products gross profit decreased $28.2 million to $1,469.1 million for the nine months ended September 30, 2016 versus the same period in 2015 primarily due to lower volume in the Strategic Services and Variable Print segments and price pressures, partially offset by higher volume in the Publishing and Retail Services segment due to the acquisition of Courier and cost control initiatives, including synergies from the integration of Courier. Products gross margin increased slightly from 21.8% to 21.9%, reflecting the impact of synergies from the integration of Courier, partially offset by the impact of price pressures.

Services gross profit decreased $5.3 million to $312.8 million for the nine months ended September 30, 2016 versus the same period in 2015 due to lower volume in the International segment and unfavorable mix in the Strategic Services segment. Services gross margin decreased from 22.1% to 21.6%, reflecting unfavorable mix in the Strategic Services segment.

Selling, general and administrative expenses increased $127.5 million to $1,099.9 million for the nine months ended September 30, 2016 versus the same period in 2015, reflecting the non-cash pension settlement charge of $98.5 million, $50.6 million of additional spinoff-related transaction expenses, and an increase in bad debt and legal expenses. As a percentage of net sales, selling, general and administrative expenses increased due to the impact of the aforementioned charge and expenses.

For the nine months ended September 30, 2016, the Company recorded net restructuring, impairment and other charges of $38.4 million. These charges included $24.9 million of employee termination costs for 870 employees, of whom 843 were terminated as of September 30, 2016. These charges were primarily the result of the reorganization of certain administrative functions and operations, two facility closures in the International segment and one facility closure in the Publishing and Retail Services segment. The Company also incurred lease termination and other restructuring charges of $8.7 million for the nine months ended September 30, 2016. Additionally, the Company recorded $4.3 million for multi-employer pension plan withdrawal obligations and $0.5 million of net impairment charges of long-lived assets.

For the nine months ended September 30, 2015, the Company recorded net restructuring, impairment and other charges of $104.9 million. These charges included $39.8 million of employee termination costs for 1,829 employees, all of whom were terminated as of September 30, 2016. These charges were primarily the result of two facility closures in the International segment, one facility closure in the Variable Print segment and the reorganization of certain operations. The Company also recorded $23.1 million of other charges, including integration charges for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition during the second quarter of 2015. The Company also incurred lease termination and other restructuring charges of $13.0 million for the nine months ended September 30, 2015. Additionally, the Company recorded $29.0 million of net impairment charges, including $18.0 million for the impairment of goodwill in the Europe and Latin America reporting units within the International segment, $8.7 million of impairment charges for other long-lived assets, primarily related to buildings and machinery and equipment associated with facility closures and $2.3 million for the impairment of intangibles in the Latin America reporting unit within the International segment for the nine months ended September 30, 2015.

Depreciation and amortization decreased $29.0 million to $312.5 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to lower capital spending in recent years compared to historical levels, partially offset by additional depreciation and amortization due to the acquisition of Courier. Depreciation and amortization included $49.6 million and $58.6 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the nine months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016, other operating income was $12.0 million, which related to the net gain on the sale of entities in the International segment.

Income from operations for the nine months ended September 30, 2016 was $343.1 million, a decrease of $53.5 million, or 13.5%, compared to the nine months ended September 30, 2015. The decrease was due to the impact of the non-cash pension settlement charge, higher spinoff-related transaction expenses, price pressures, unfavorable revenue mix in the Strategic Services segment, lower volume in the Variable Print segment and increased bad debt and legal expenses, partially offset by the acquisition of Courier, including synergies from the integration, lower restructuring, impairment and other charges, lower depreciation and amortization expense and the curtailment gain.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$204.1	$207.2	$(3.1)	(1.5%)
Investment and other expense-net	0.4	43.2	(42.8)	(99.1%)
Loss on debt extinguishments	85.3	—	85.3	100.0%

Net interest expense decreased $3.1 million to $204.1 million for the nine months ended September 30, 2016 versus the same period in 2015, primarily due to a decrease in average senior notes outstanding, partially offset by higher average borrowings under the Credit Agreement.

Net investment and other expense for the nine months ended September 30, 2016 and 2015 was $0.4 million and $43.2 million, respectively. For the nine months ended September 30, 2015, the Company recorded a loss of $30.3 million related to the currency remeasurement in Venezuela and the related impact of the devaluation, a $14.7 million net loss on the sale of its Venezuelan operating entity and a loss of $2.8 million for the impairment of the Company’s investment in the Brazilian operations of Courier.

Loss on debt extinguishments, related to premiums paid, unamortized debt issuance costs and other expenses for the nine months ended September 30, 2016 was $85.3 million due to the tender of senior notes and amendments to the Credit Agreement.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$53.3	$146.2	$(92.9)	(63.5%)
Income tax expense	34.3	79.1	(44.8)	(56.6%)
Effective income tax rate	64.4%	54.1%

The effective income tax rate for the nine months ended September 30, 2016 was 64.4% compared to 54.1% in the same period in 2015. The income tax provision for the period ended September 30, 2016 reflects the impact of certain non-deductible spinoff-related transaction expenses, income taxes for certain internal reorganization transactions in preparation for the spinoff transactions within the International segment and the adjustment of valuation allowances in the International segment. The income tax provision for the period ended September 30, 2015 reflects charges for unrecognized tax positions of $9.0 million due to the receipt of an unfavorable court decision relating to payment of prior year taxes in the International segment, a lower tax benefit than the statutory rate of the Venezuelan currency devaluation, the impact of the non-deductible goodwill impairment charges and the loss on the sale of the Company's Venezuelan operating entity.

Income attributable to noncontrolling interests was $0.8 million and a loss of $13.0 million for the nine months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2015, the remeasurement of the Venezuelan currency, net of foreign exchange gains, resulted in losses attributable to noncontrolling interests of $10.5 million.

Net earnings attributable to RR Donnelley common stockholders for the nine months ended September 30, 2016 was $18.2 million, or $0.26 per diluted share, compared to $80.1 million, or $1.17 per diluted share, for the nine months ended September 30, 2015. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 2.0 million, primarily as a result of the acquisition of Courier.

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

Publishing and Retail Services

	Nine Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$1,889.3	$1,840.4
Income from operations	85.9	47.8
Operating margin	4.5%	2.6%
Restructuring, impairment and other charges-net	8.4	27.8
Purchase accounting inventory adjustment	—	8.5

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$936.8	$1,040.9	$(104.1)	(10.0%)
Books	859.5	698.9	160.6	23.0%
Directories	93.0	100.6	(7.6)	(7.6%)
Total Publishing and Retail Services	$1,889.3	$1,840.4	$48.9	2.7%

Net sales for the Publishing and Retail Services segment for the nine months ended September 30, 2016 were $1,889.3 million, an increase of $48.9 million, or 2.7%, compared to 2015. Net sales increased due to the acquisition of Courier and increased supply chain management and fulfillment volume, partially offset by price pressures, a $22.7 million decrease in pass-through paper sales and lower volume in the magazines, catalogs and retail inserts reporting unit.  An analysis of net sales by reporting unit follows:

•

Magazines, catalogs and retail inserts: Sales declined due to a decrease in pass-through paper sales, price pressures and reduced volume in catalogs and magazines, partially offset by increased volume in retail inserts.

•

Books: Sales increased as a result of the acquisition of Courier, increased volume in supply chain management and fulfillment and increased pass-through paper sales, partially offset by price pressures.

•	Directories: Sales decreased primarily as a result of price pressures and a decline in pass-through paper sales.

Publishing and Retail Services segment income from operations increased by $38.1 million for the nine months ended September 30, 2016 compared to the same period in 2015 due to higher volume as a result of the acquisition of Courier and cost control initiatives, including synergies from the integration of Courier, lower restructuring, impairment and other charges and a purchase accounting inventory adjustment recorded in the prior year period, partially offset by price pressures. Operating margins increased from 2.6% for the nine months ended September 30, 2015 to 4.5% for the nine months ended September 30, 2016, of which 1.1 percentage points were due to lower restructuring, impairment and other charges and 0.5 percentage points were due to a purchase accounting inventory adjustment in the prior year period. Operating margins also increased due to synergies from the integration of Courier and cost control initiatives, partially offset by price pressures.

Variable Print

	Nine Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$2,699.5	$2,796.0
Income from operations	189.4	183.6
Operating margin	7.0%	6.6%
Restructuring, impairment and other charges-net	4.9	11.9

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$1,194.3	$1,227.5	$(33.2)	(2.7%)
Office products	394.2	429.6	(35.4)	(8.2%)
Direct mail	390.2	374.0	16.2	4.3%
Labels	302.0	320.7	(18.7)	(5.8%)
Statement printing	282.2	294.0	(11.8)	(4.0%)
Forms	136.6	150.2	(13.6)	(9.1%)
Total Variable Print	$2,699.5	$2,796.0	$(96.5)	(3.5%)

Net sales for the Variable Print segment for the nine months ended September 30, 2016 were $2,699.5 million, a decrease of $96.5 million, or 3.5%, compared to 2015, including a $3.8 million, or 0.1%, decrease due to changes in foreign exchange rates.  Net sales decreased due to lower volume primarily in the commercial and digital print, office products, labels, forms and statement printing reporting units, price pressures and lower pass-through postage sales, partially offset by increased volume in direct mail. An analysis of net sales by reporting unit follows:

•

Commercial and digital print: Sales decreased as a result of lower volume, primarily in transactional activity, a decrease in pass-through postage sales and price pressures, partially offset by higher in-store marketing materials volume.

•	Office products: Sales decreased as a result of lower volume, primarily in filing, envelope, binders and note-taking products and price pressures.
•	Direct mail: Sales increased as a result of higher volume, including the impact from the acquisition of Precision Dialogue in the third quarter of 2016, partially offset by price pressures.
•	Labels: Sales decreased primarily as a result of lower volume and price pressures.
•	Statement printing: Sales decreased primarily as a result of lower volume and lower pass-through postage sales.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations increased $5.8 million for the nine months ended September 30, 2016 mainly due to lower depreciation and amortization, lower restructuring, impairment and other charges and favorable revenue mix within forms and labels, partially offset by price pressures and lower volume primarily in commercial and digital print and office products. Operating margins increased from 6.6% for the nine months ended September 30, 2015 to 7.0% for the nine months ended September 30, 2016. Operating margins were impacted favorably by 0.2 percentage points due to lower restructuring, impairment and other charges. Additionally, changes in operating margins were impacted by favorable revenue mix within forms, direct mail and labels, partially offset by price pressures.

Strategic Services

	Nine Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$1,987.1	$2,000.5
Income from operations	161.0	189.3
Operating margin	8.1%	9.5%
Restructuring, impairment and other charges-net	6.2	11.5
Spinoff-related transaction expenses	0.1	—
Purchase accounting inventory adjustment	—	1.4

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Logistics	$959.1	$937.4	$21.7	2.3%
Financial	722.9	761.2	(38.3)	(5.0%)
Sourcing	167.2	169.0	(1.8)	(1.1%)
Digital and creative solutions	137.9	132.9	5.0	3.8%
Total Strategic Services	$1,987.1	$2,000.5	$(13.4)	(0.7%)

Net sales for the Strategic Services segment for the nine months ended September 30, 2016 were $1,987.1 million, a decrease of $13.4 million, or 0.7%, compared to 2015, including a $3.3 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to a reduction in compliance products and capital markets transactions activity in financial and decreased fuel surcharges and pass-through postage sales in logistics, partially offset by higher volume in freight brokerage services and book publishing volume as a result of the acquisition of Courier. An analysis of net sales by reporting unit follows:

•	Logistics: Sales increased primarily due to higher volume in freight brokerage services, partially offset by a decrease in fuel surcharges and pass through postage sales.
•	Financial: Sales decreased primarily due to a reduction in compliance products volume and capital markets transactions activity, partially offset by increased data room and translation services.
•	Sourcing: Sales decreased slightly primarily due to lower commercial volume, partially offset by higher volume in forms and labels.
•	Digital and creative solutions: Sales increased due to book publishing volume as a result of the Courier acquisition, partially offset by lower volume in prepress and photo services.

Strategic Services segment income from operations decreased $28.3 million for the nine months ended September 30, 2016, mainly due to a reduction in compliance products and capital markets transactions activity volume, an unfavorable revenue mix in logistics and price pressures, partially offset by increased book publishing volume as a result of the acquisition of Courier. Operating margins decreased from 9.5% for the nine months ended September 30, 2015 to 8.1% for the nine months ended September 30, 2016. Operating margins were impacted by unfavorable revenue mix in financial and logistics, partially offset by lower restructuring, impairment and other charges which improved operating margins by 0.3 percentage points.

International

	Nine Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$1,577.6	$1,685.3
Income from operations	97.7	25.9
Operating margin	6.2%	1.5%
Spinoff-related transaction expenses	1.4	—
Restructuring, impairment and other charges-net	7.4	49.8
OPEB curtailment gain	(0.1)	—
Gain on sales of businesses	(12.6)	—

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Asia	$523.1	$543.6	$(20.5)	(3.8%)
Business process outsourcing	287.0	325.7	(38.7)	(11.9%)
Global Turnkey Solutions	242.6	254.3	(11.7)	(4.6%)
Europe	207.5	221.9	(14.4)	(6.5%)
Canada	160.4	149.4	11.0	7.4%
Latin America	157.0	190.4	(33.4)	(17.5%)
Total International	$1,577.6	$1,685.3	$(107.7)	(6.4%)

Net sales in the International segment for the nine months ended September 30, 2016 were $1,577.6 million, a decrease of $107.7 million, or 6.4%, compared to the same period in 2015, including a $75.1 million, or 4.5%, decrease due to changes in foreign exchange rates. The net sales decrease was also due to lower volume in business process outsourcing, Global Turnkey Solutions, Asia and Europe, as well as price pressures in Asia, business process outsourcing and Europe. An analysis of net sales by reporting unit follows:

•	Asia: Sales decreased due to lower volume, primarily in packaging and labels, price pressures and changes in foreign exchange rates, partially offset by higher volume in book exports.
•	Business process outsourcing: Sales decreased due to the sale of two entities in the first quarter of 2016, changes in foreign exchanges rates and price pressures, partially offset by higher volume.
•	Global Turnkey Solutions: Sales decreased primarily due to lower volume.
•	Europe: Sales decreased primarily due to changes in foreign exchange rates, lower volume and price pressures.
•	Canada: Sales increased due to higher volume in forms, labels and statement printing, partially offset by changes in foreign exchange rates.
•

Latin America: Sales decreased primarily due to changes in foreign exchange rates across the region and lower forms volume as a result of the sale of the Venezuelan operating entity in the second quarter of 2015, partially offset by higher commercial print volume.

International segment income from operations increased $71.8 million primarily due to lower restructuring, impairment and other charges, a net gain on the sale of entities in the business process outsourcing, higher volume in the Canada and favorable revenue mix in Asia, Latin America and Canada, partially offset by price pressures and wage and other inflation in Asia and business process outsourcing.  Operating margins increased from 1.5% for the nine months ended September 30, 2015 to 6.2% for the nine months ended September 30, 2016, of which 2.5 percentage points were due to lower restructuring, impairment and other charges and 0.8 percentage points due to the net gain on the sale of entities in the business process outsourcing.  The remaining increase in operating margins reflected favorable revenue mix in Asia, Latin America and Canada, partially offset by price pressures and wage and other inflation in Asia and business process outsourcing.

Corporate

	Nine Months Ended
	September 30,
	2016	2015
	(in millions)
Operating expenses	$190.9	$50.0
Pension settlement	98.5	—
Spinoff-related transaction expenses	55.8	6.7
Restructuring, impairment and other charges-net	11.5	3.9
OPEB curtailment gain	(19.6)	—
Loss on disposition of business	0.6	—
Acquisition-related expenses	2.7	14.1

Corporate operating expenses in the nine months ended September 30, 2016 were $190.9 million, an increase of $140.9 million compared to the same period in 2015. The increase was primarily driven by the non-cash pension settlement charge, higher spinoff-related expenses and an increase in bad debt and legal expenses, partially offset by the curtailment gain and a decrease in acquisition-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its stockholders. Operating cash flows and the Company’s $800.0 million senior secured revolving credit facility (the “Credit Agreement”) are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, distributions to stockholders that may be approved by the Board of Directors, acquisitions, capital expenditures necessary to support productivity improvement and growth and completion of restructuring programs. All references to the Credit Agreement and other credit facilities are related to RR Donnelley, unless otherwise specified as being borrowing by Donnelley Financial or LSC.

The following describes the Company’s cash flows for the nine months ended September 30, 2016 and 2015.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $7.8 million for the nine months ended September 30, 2016, compared to $204.2 million during the same period in 2015. The decrease in net cash provided by operating activities reflected the timing of supplier and customer payments, higher spinoff-related transaction expenses and higher payments for taxes, partially offset by lower payments for incentive compensation.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $167.9 million compared to $261.0 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the Company paid $47.5 million to acquire Precision Dialogue. During the nine months ended September 30, 2015, net cash used for acquisitions, primarily Courier, was $118.3 million. Capital expenditures were $147.9 million during the first nine months of 2016, a decrease of $4.9 million as compared to the same period of 2015. For the nine months ended September 30, 2016, cash provided by investing activities included $13.7 million of proceeds, primarily from dispositions in the International segment.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $187.4 million compared to net cash used in financing activities of $188.8 million in the same period in 2015. During the nine months ended September 30, 2016, the Company had no proceeds from borrowings under the credit facilities, compared to $225.0 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company received proceeds of $1,164.0 million from (i) the issuance by LSC of its 8.750% senior secured notes due 2023 and (ii) borrowings of (a) $450.0 million by LSC under its senior secured term loan B credit facility and (b) $350.0 million by Donnelley Financial under its senior secured term loan B credit facility.

These proceeds were used to purchase approximately $503.6 million in aggregate principal amount of the Company’s senior notes due January 15, 2017 (the “2017 Notes”), May 15, 2018 (the “2018 Notes”), March 15, 2019 (the “2019 Notes”) and February 15, 2022 (the “2022 Notes”) and to pay the outstanding balance on the Credit Agreement. Additionally, during the nine months ended September 30, 2016, cash on hand and the borrowings under the Credit Agreement were used to pay $219.8 million of the 8.60% senior notes that matured on August 15, 2016. During the nine months ended September 30, 2015, cash on hand and the borrowings under the Credit Agreement were used to pay $200.0 million of the 5.50% senior notes that matured on May 15, 2015. Additionally, the Company repaid $70.0 million of debt assumed from the Courier acquisition during the nine months ended September 30, 2015.

LIQUIDITY

Cash and cash equivalents of $411.8 million as of September 30, 2016 included $94.3 million in the U.S. and $317.5 million at international locations. The Company’s foreign subsidiaries are expected to make approximately $175.0 million in payments in 2016 and future years in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $5.5 million as of September 30, 2016 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $411.8 million at September 30, 2016 were $27.7 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

In connection with the spin-off transactions, the following debt transactions were executed during the three months ended September 30, 2016 (see Note 13, Debt, to the Condensed Consolidated Financial Statements for additional information):

•

RR Donnelley: Entered into an amended and restated Credit Agreement (the “Credit Agreement”) providing for $800.0 million in credit facilities (the “Revolving Facility”). The Credit Agreement also includes an option for RR Donnelley to increase commitments under the Revolving Facility or add term loans in an aggregate amount of up to $100.0 million, at any time prior to the date that is six months prior to the maturity date, subject to the satisfaction of certain conditions set forth in the Credit Agreement.

•

RR Donnelley: Repurchased $503.6 million of aggregate principal of the 2017 Notes, 2018 Notes, 2019 Notes and 2022 Notes (the “Company Purchase Notes”). The Company also exchanged $300.0 million in aggregate principal amount of Donnelley Financial’s 8.250% senior notes due 2024, which are discussed below, for $274.4 million in aggregate principal amount of the 2017 Notes and 2018 Notes purchased by certain third party financial institutions (the “Third Party Purchase Notes”). The Company cancelled the Third Party Purchase Notes and Company Purchase Notes.

•

Donnelley Financial: Issued 8.250% senior notes due 2024 with an aggregate principal of $300.0 million and incurred a senior secured term loan B facility under its new credit agreement with an aggregate principal of $350.0 million. Donnelley Financial’s credit agreement also includes a $300.0 million senior secured revolving credit facility which was undrawn as of September 30, 2016.

•

LSC: Issued 8.750% senior secured notes due 2023 with an aggregate principal of $450.0 million and incurred a senior secured term loan B facility under its new credit agreement with an aggregate principal of $375.0 million. LSC’s credit agreement also includes a $400.0 million senior secured revolving credit facility which was undrawn as of September 30, 2016.

The proceeds from the Donnelley Financial and LSC term loan B facilities and LSC senior notes were distributed to RR Donnelley in connection with the contribution of certain assets to Donnelley Financial and LSC, respectively, slightly before the completion of the Separation and used to extinguish the aforementioned senior notes as well as borrowings under the Credit Agreement. RR Donnelley has no obligations under Donnelley Financial’s or LSC’s senior secured notes or credit agreements.

On October 6, 2016, the Company completed the redemption of the outstanding $45.8 million principal amount of the 2018 Notes and the outstanding $21.3 million principal amount of the 2019 Notes plus accrued and unpaid interest. On November 2, 2016, the Company redeemed the outstanding $155.2 million aggregate principal of the 2017 Notes plus accrued and unpaid interest. As a result, the Company expects to recognize an estimated $9.0 million loss on debt extinguishments in the fourth quarter of 2016.

The Company’s debt maturities as of September 30, 2016 are shown in the following table:

	Debt Maturity Schedule
	Total	2016	2017	2018	2019	2020	Thereafter
	(in millions)
Senior notes and debentures and borrowings under the Credit Agreement (a)	$2,434.5	$—	$155.2	$45.8	$193.5	$350.0	$1,690.0
Capital lease obligations	0.9	0.8	0.1	—	—	—	—
Miscellaneous debt obligations	30.5	30.1	0.2	0.2	—	—	—
Donnelley Financial and LSC senior notes, term loan facilities and capital lease obligations (b)	1,481.8	17.9	71.0	66.8	60.5	60.3	1,205.3
Total	$3,947.7	$48.8	$226.5	$112.8	$254.0	$410.3	$2,895.3

(a)	Excludes unamortized debt issuance costs of $17.5 million and a discount of $1.9 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $26.3 million and a discount of $11.1 million which do not represent contractual commitments with a fixed amount or maturity date.

Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company pays facility commitment fees which fluctuate dependent on the Credit Agreement’s leverage ratio. The Credit Agreement is used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by its material and certain other domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company.

The Credit Agreement contains certain restrictive covenants on RR Donnelley and its subsidiaries, including but not limited to: limitations on debt, investments, restricted payments, burdensome agreements, liens, merger or sale of assets, conduct of business, transactions with affiliates and dispositions. The Credit Agreement requires that RR Donnelley maintain a maximum secured leverage ratio of 1.50 to 1.00, and a maximum leverage ratio, as of the last day of each fiscal quarter commencing with the first fiscal quarter ending December 31, 2016, of (i) with respect to any fiscal quarter ending on or after December 31, 2016 prior to September 2017, 5.00 to 1.00, (ii) with respect to any fiscal quarter ending on or after September 30, 2017 and prior to March 31, 2018, 4.75 to 1.00, (iii) with respect to any fiscal quarter ending on or after March 31, 2018 and prior to March 31, 2019, 4.50 to 1.00, (iv) with respect to any fiscal quarter ending on or after March 31, 2019 and prior to March 31, 2020, 4.25 to 1.00 and (v) with respect to any fiscal quarter ending on or after March 31, 2020, 4.00 to 1.00.

Cash on hand and borrowings under the Credit Agreement were used to pay the $219.8 million of 8.6% senior notes that matured on August 15, 2016.

There were no borrowings under the Credit Agreement as of September 30, 2016. Based on the Company’s results of operations for the twelve months ended September 30, 2016 and existing borrowings, the Company would have had the ability to utilize approximately $742.9 million of the $800.0 million Credit Agreement and not have been in violation of the terms of the agreement.

The current availability under the Credit Agreement as of September 30, 2016 is shown in the table below:

September 30, 2016
Availability	(in millions)
Committed Credit Agreement	$800.0
Availability reduction from covenants	—
$800.0
Usage
Borrowings under the Credit Agreement	—
Impact on availability related to outstanding letters of credit	57.1
57.1

Current availability at September 30, 2016	$742.9

The Company was in compliance with its debt covenants as of September 30, 2016, and expects to remain in compliance based on management’s estimates of operating and financial results for 2016 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of September 30, 2016, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by sixteen U.S. and international financial institutions.

As of September 30, 2016, the Company had $83.0 million in outstanding letters of credit and bank guarantees, of which $57.1 million were issued under the Credit Agreement.  The letters of credit used under the Credit Agreement reduced availability under the Credit Agreement as of September 30, 2016.  As of September 30, 2016, the Company also had $159.4 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”).  As of September 30, 2016, bank acceptance drafts, letters of credit and guarantees of $59.6 million were issued, and reduced availability, under the Company’s Other Facilities.  Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $8.0 million as of September 30, 2016.

The Company’s liquidity may be affected by its credit ratings. On September 14, 2016, Moody’s Investor Services (“Moody’s”) downgraded the Company’s long-term corporate credit rating from Ba3 to B1 and changed the credit ratings outlook from developing to stable.  Moody’s also downgraded its rating on the Company’s senior unsecured debt and Credit Agreement from B1 to B2 and Baa3 to Ba1, respectively. The Company’s Standard & Poor Rating Services (“S&P”) and Moody’s credit ratings as of September 30, 2016 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	BB-, Credit Watch negative	B1, Stable
Senior unsecured debt	BB-	B2
Credit Agreement	BB+	Ba1

On October 6, 2016, S&P downgraded the Company’s corporate credit rating from BB- to B+ and changed the credit ratings outlook from CreditWatch to Stable. S&P also downgraded its ratings on the Company’s senior unsecured debt and Credit Agreement from BB- to B+ and BB+ to BB, respectively.

Dividends

During the nine months ended September 30, 2016, the Company paid cash dividends of $163.2 million. On October 27, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.14 per common share payable on December 1, 2016 to RR Donnelley stockholders of record on November 15, 2016.

Acquisitions and Dispositions

During the nine months ended September 30, 2016, the Company paid $47.5 million, net of cash acquired, to acquire Precision Dialogue. Additionally, during the nine months ended September 30, 2016, the Company sold entities for net proceeds of $13.7 million, all of which was received as of September 30, 2016.

During the nine months ended September 30, 2015, the Company paid $118.3 million, net of cash acquired, substantially all of which related to the acquisition of Courier.  The Company financed the cash portion of the Courier acquisition with a combination of cash on hand and borrowings under the Credit Agreement.

Debt Issuances

During the nine months ended September 30, 2016, in connection with the spin-off transactions, Donnelley Financial issued 8.250% senior notes due 2024 with an aggregate principal of $300.0 million and issued a senior secured term loan B facility under its new credit agreement with an aggregate principal of $350.0 million. Additionally, LSC issued 8.750% senior notes due 2023 with an aggregate principal of $450.0 million and issued a senior secured term loan B facility under its new credit agreement with an aggregate principal of $375.0 million. The net proceeds from the sale of the LSC senior secured notes and borrowings under the Donnelley Financial and LSC senior secured term loan B facilities were distributed to their parent company, RR Donnelley. RR Donnelley used these proceeds to reduce its existing debt. The Donnelley Financial senior notes were exchanged to reduce RR Donnelley debt. RR Donnelley has no obligations under Donnelley Financial’s or LSC’s senior secured notes or credit agreements.

There were no debt issuances during the nine months ended September 30, 2015.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At September 30, 2016, the Company’s variable-interest borrowings were $30.0 million, or approximately 0.8%, of the Company’s total debt under borrowings under the Combined Facilities. Approximately 99% of the Company’s outstanding term debt was comprised of fixed-rate debt as of September 30, 2016.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2016 and 2015 by approximately $102.0 million and $101.8 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of September 30, 2016 and December 31, 2015, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $260.4 million and $268.4 million, respectively (see Note 14, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized losses from these foreign exchange forward contracts were $1.8 million at September 30, 2016 and net unrealized gains from these foreign exchange forward contracts were $0.3 million at December 31, 2015. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the spinoffs not achieving the intended results;
•	the volatility of the price of the Company’s common stock following completion of the spinoff;
•	not realizing the full benefits from the retained ownership interests in LSC Communications and Donnelley Financial Solutions;
•	increased costs resulting from a decrease in purchase power as a result of the spinoffs;
•	inability to hire and retain employees;
•	the spinoffs resulting in significant tax liability;
•	adverse changes in global economic conditions and the resulting effect on the businesses of our customers;
•	loss of brand reputation and decreases in quality of customer support and service offerings;
•	adverse credit market conditions and other issues that may affect the Company’s ability to obtain future financing on favorable terms;
•	the Company’s ability to make payments on, reduce or extinguish any of its material indebtedness;
•	changes in the availability or costs of key materials (such as ink, paper and fuel), increases in shipping costs or changes in prices received for the sale of by-products;
•	the ability of the Company to improve operating efficiency rapidly enough to meet market conditions;
•	successful negotiation, execution and integration of acquisitions;
•	competitive pressures in all markets in which the Company operates;
•	increasing health care and benefits costs for employees and retirees;
•	changes in the Company’s pension and other post-retirement obligations;
•	catastrophic events which may damage the Company’s facilities or otherwise disrupt the business;
•	pricing pressure as a result of the competitive environment in which the Company operates;
•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats, and the ability of the Company to adapt to these changes;
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

•	changes in the regulations applicable to the Company’s customers, which may adversely impact demand for the Company’s products and services;
•

factors that affect customer demand, including changes in postal rates, postal regulations and service levels, changes in the capital markets, changes in advertising markets, customers’ budgetary constraints and changes in customers’ short-range and long-range plans;

•	failures or errors in the Company’s products and services;
•	the ability by the Company and/or its vendors to implement and maintain information technology and security measures sufficient to protect against breaches and data leakage;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;
•	the failure to properly use and protect customer, Company’ and employee information and data; and
•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2016 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

During the third quarter of 2016, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we completed our preparations and implementations for a series of changes to our information technology environment, which include our financial reporting systems, to support the separate financial reporting requirements for RR Donnelley, Donnelley Financial, and LSC. There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2016 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

The following risk factors amend and supplement the Risk Factors identified under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K and should be read in conjunction with such risk factors in the Form 10-K.  Unless the context otherwise requires, the risk factors identified below relating to the Company relate to the Company after giving effect to the completion of the spinoff transactions.

The spinoffs may not achieve the intended results.

The Company’s operational and financial profile changed upon the separation of LSC Communications and Donnelley Financial Solutions from the Company’s other businesses. As a result, the Company’s diversification of revenue sources diminished, and the Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of the concentration of our business in the multichannel communications management industry. Further, shares of the Company’s common stock represent an investment in a smaller company. These changes may not meet some stockholders’ investment strategies, which could cause investors to sell their shares of the Company’s common stock. Excessive selling could cause the relative market price of the Company’s common stock to decrease.

Further, the anticipated benefits to the Company of the spinoff transactions were based on a number of assumptions, some of which may prove incorrect. Any such incorrect assumptions could adversely affect the Company’s business, results of operations or financial condition.

In addition, we believe that the spinoff transactions will result in a number of benefits to the Company, including, among others, enabling management to better focus on our multichannel integrated communications business.  However, if we fail to achieve some or all of the expected benefits of the transaction, or if those benefits are delayed, our business, results of operations and financial condition could be adversely affected and the value of our stock could be adversely impacted

The price of the Company’s common stock may fluctuate significantly with the completion of the spinoffs.

We cannot predict the prices at which the Company’s common stock may trade now that the spinoffs are complete , the effect of the spinoffs on the trading prices of the Company’s common stock or whether the market value of the Company’s common stock and the common stock of each of the new public companies held by a stockholder after the spinoffs will be, in the aggregate, less than, equal to or greater than the market value of the Company’s common stock held by such stockholder prior to the spinoffs.

The Company may not realize the full benefits from its retained ownership interests in LSC Communications and Donnelley Financial Solutions.

As part of the spinoff transactions, the Company distributed approximately 80.75% of the outstanding shares of common stock of LSC Communications and Donnelley Financial Solutions to the Company’s stockholders.  After giving effect to these distributions, the Company retained approximately 19.75% of the outstanding shares of common stock of each of LSC Communications and Donnelley Financial Solutions.  In connection with the spinoff transactions, the Company entered into a stockholder and registration rights agreement with each of LSC Communications and Donnelley Financial Solutions governing the Company’s ownership and potential disposition of the shares of common stock retained in each company. The Company will dispose of any shares of common stock of LSC Communications and Donnelley Financial Solutions that it retains within the 12-month period following the initial distribution of shares of common stock of LSC Communications and Donnelley Financial Solutions to the Company’s stockholders.

As with any investment in a publicly traded company, the Company’s retained ownership in each company is subject to risks and uncertainties relating to the businesses of LSC Communications and Donnelley Financial Solutions and risks and uncertainties relating to fluctuations in public equity markets generally. In addition, under the stockholders’ and registration rights agreement, the Company gave a proxy to each company to vote all of its retained shares of common stock in proportion to the votes cast by LSC Communications’ and Donnelley Financial Solutions’ other stockholders. Consequently, the Company does not retain any influence over the management and affairs of each of LSC Communications and Donnelley Financial Solutions.

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

Post-spin, we are a smaller company and may experience increased costs resulting from a decrease in purchasing power.

Prior to the completion of the spinoff transactions, we had been able to take advantage of our size and purchasing power in sourcing products and services from third-party vendors. Since the spinoff transactions are complete, we are a smaller company and may not have the same purchasing power that we had before the completion of the spinoff transactions. Although we are seeking to expand our direct purchasing relationships with many of our most important third-party vendors, we may be unable to obtain products and services at prices and on terms as favorable as those available to us prior to completion of the spinoff transactions, which could negatively impact our results of operations, financial positions and cash flow.

The Company may be unable to hire and retain talented employees, including management, which may be exacerbated by the spinoff transactions.

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

Furthermore, as a result of the spinoff transactions, certain members of our senior management team prior to the spinoff, resigned from their roles with the Company to assume positions with either LSC Communications or Donnelley Financial Solutions. The loss of members of our senior management team and other key employees due to the spinoff transactions may result in transitional challenges or temporary difficulty in managing our business properly, which could harm business prospects and the Company’s consolidated results of operations, financial position and cash flows.

The spinoff transactions could result in significant tax liability.

We obtained an opinion from our outside legal counsel substantially to the effect that, among other things, the distributions in connection with the spinoff transactions will qualify as tax-free distributions under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The opinion will not be binding on the IRS or the courts. Additionally, we have received a private letter ruling from the IRS concluding that certain limited aspects of the distributions will not prevent the distributions from satisfying certain requirements for tax-free treatment under the Code. The opinion and the private letter ruling rely on customary factual representations and assumptions, which if incorrect or inaccurate may jeopardize the ability to rely on such opinion and letter ruling.

If either or both of the distributions do not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the common stock of such spun-off entity in a taxable sale for its fair value. In that case, it is expected that RR Donnelley stockholders would be subject to tax as if they had received a distribution equal to the fair value of the spun-off entity’s common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of our earnings and profits, then as a non-taxable return of capital to the extent of each holder’s tax basis in its Company common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to RR Donnelley stockholders and us would be substantial if this were to occur.

Global market and economic conditions, as well as the effects of these conditions on customers’ businesses, could adversely affect the Company.

Global economic conditions affect customers’ businesses and the markets they serve. In general, demand for the Company’s products and services are highly correlated with general economic conditions. Because a significant part of the Company’s business relies on its customers’ advertising spending, which is driven in part by economic conditions and consumer spending, a prolonged downturn in the global economy and an uncertain economic outlook could further reduce the demand for printing and related services that the Company provides to these customers. Delays or reductions in customers’ spending would have an adverse effect on demand for our products and services, which could be material, and consequently could negatively impact our results of operations, financial position and cash flow. Economic weakness and constrained advertising spending may result in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. In addition, customer difficulties could result in increases in bad debt write-offs and allowances for doubtful accounts receivable. The Company may experience operating margin declines as a result.  Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for the Company to forecast operating results and to make decisions about future investments.

Such declines in demand are difficult to predict and may result in the Company or the industry having increased excess capacity as a result. An increase in excess capacity may result in declines in prices for the Company’s products and services. The overall business climate may also be impacted by wars or acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for the Company’s products and services.

Further, in June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have an adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could negatively impact our results of operations, financial position and cash flow.

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

Uncertainty and volatility in global financial markets may cause financial institutions to fail, may cause lenders to reduce lending or may cause investors to reinvest in assets that are considered less risky. The failure of a financial institution that supports the Company’s existing credit agreement would reduce the size of its committed facility unless a replacement institution was added.   Furthermore, the Company revised its existing financing structure to consummate the spinoff transactions,  through refinancing and debt tender and exchange transactions.  Any future capital markets transaction will be dependent on market conditions, which may result in the Company receiving financing on terms less favorable to the Company than its existing financings.

The Company’s operating performance and creditworthiness may limit its ability to obtain future financing and the cost of any such capital may be higher than in past periods.

The Company’s access to future financing will depend on a variety of factors such as the general availability of credit, its credit ratings and credit capacity at the time it pursues such financing. The Company’s current corporate credit ratings are below investment grade and, as a result, the Company’s borrowing costs may further increase or ability to borrow may be limited. The Company’s obligations under its current $800 million senior secured revolving credit facility (the “Credit Agreement”) which expires September 30, 2021, are guaranteed by material and certain other domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company. The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments, dispose of certain assets and may also limit the use of proceeds. The Credit Agreement generally allows annual dividend payments of up to $60.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. If adequate capital is not available to the Company and its internal sources of liquidity prove to be insufficient, or if future financings require more restrictive covenants, such combination of events could adversely affect the Company’s ability to (i) acquire new businesses or enter new markets, (ii) service or refinance its existing debt, (iii) pay dividends on common stock, (iv) make necessary capital investments, and (v) make other expenditures necessary for the ongoing conduct of its business.

The Company may not be able to reduce or extinguish any of its material indebtedness, and as a result the Company would have increased financial leverage, which could adversely affect its business.

The Company will not be able to assign, and may not be able to reduce or extinguish, any of its material indebtedness.  The Company  has substantial indebtedness and if it is unable to reduce this indebtedness, the Company will have increased financial leverage since  the spinoff transactions are complete.  As a result of the transfer of certain businesses to LSC Communications and Donnelley Financial Solutions, the Company’s interest and principal payments on its outstanding indebtedness are expected to increase substantially in relation to its revenues and cash flows.  In addition, the Company’s ability to make payments on, or repay or refinance, such debt, will depend largely upon its future operating performance. The Company’s future operating performance may be adversely impacted by loss of earnings from businesses transferred to LSC Communications and Donnelley Financial Solutions.

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

In carrying out the Company’s strategy focused on maximizing long-term stockholder value, the Company may enter into transactions which may increase its financial leverage. The Company’s ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the indentures governing its notes and debentures could have the effect of diminishing the Company’s ability to make payments on those notes and debentures when due, and require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of cash flow to fund the Company’s operations, working capital and capital expenditures.

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

After the spinoff transactions, we may be more vulnerable to adverse events and trends associated with operations outside the United States.

Post the spinoff transactions, our business will be less diversified and focus only on variable print and strategic services and will have significant operations outside the United States. As a result, the Company may be more exposed to the risks inherent in conducting such businesses and in conducting business outside the United States. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	—	$—	—	$—
August 1, 2016 - August 31, 2016	—	—	—	$—
September 1, 2016 - September 30, 2016	—	—	—	$—
Total	—	$—	—

(a)	Shares withheld for tax liabilities upon vesting of equity awards

The Credit Agreement generally allows annual dividend payments of up to $60.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. For more detail refer to the Credit Agreement and its amendments filed as exhibits to this Quarterly Report on Form 10-Q.

Item 4: Mine Safety Disclosures

Not applicable

Item 6. Exhibits

2.1

Agreement and Plan of Merger by and among Courier Corporation, R. R. Donnelley & Sons Company, Raven Solutions, Inc. and Raven Ventures LLC, dated as of February 5, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 11, 2015, filed on February 11, 2015)

2.2

Separation and Distribution Agreement, dated as of September 14, 2016, by and among R.R. Donnelley & Sons Company, LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K filed October 3, 2016).

2.3

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on 8-K filed October 3, 2016).

2.4

Transition Services Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on 8-K filed October 3, 2016).

2.5

Tax Disaffiliation Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on 8-K filed October 3, 2016).

2.6

Tax Disaffiliation Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on 8-K filed October 3, 2016).

2.7

Patent Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC. and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on 8-K filed October 3, 2016).

2.8

Patent Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial Solutions, LLC and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on 8-K filed October 3, 2016).

2.9

Trademark Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC. and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on 8-K filed October 3, 2016).

2.10

Trademark Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.9 to the Company’s Current Report on 8-K filed October 3, 2016).

2.11

Data Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.10 to the Company’s Current Report on 8-K filed October 3, 2016).

2.12

Data Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.11 to the Company’s Current Report on 8-K filed October 3, 2016).

2.13

Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.12 to the Company’s Current Report on 8-K filed October 3, 2016).

2.14

Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.13 to the Company’s Current Report on 8-K filed October 3, 2016).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit A to the Company’s Current Report on Form 8-K dated September 26, 2014, filed on September 26, 2014)
3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 31, 2016, filed on May 31, 2016)

3.3

Certificate of Amendment of Restated Certificate of Incorporation of R.R. Donnelley & Sons Company Regarding Board Size (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed October 3, 2016).

3.4

Certificate of Amendment of Restated Certificate of Incorporation of R.R. Donnelley & Sons Company Regarding Reverse Stock Split (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on 8-K filed October 3, 2016).

3.5	Restatement of Certificate of Incorporation of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on 8-K filed October 3, 2016).

3.6	Amended and Restated By-Laws of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on 8-K filed October 3, 2016).
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
4.3

Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4

Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5

Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6

Stockholder Registration Rights Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on 8-K filed October 3, 2016).

4.7

Stockholder Registration Rights Agreement, dated as of September 14, 2016, between Donnelley Financial, Inc. and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on 8-K filed October 3, 2016).

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

10.27	Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.28

Amended and Restated Credit Agreement, dated as of September 30, 2016, among R.R. Donnelley & Sons Company, the guarantors party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed October 3, 2016).

10.29	R.R. Donnelley & Sons Company Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed October 3, 2016).*

10.30

Employment Agreement, dated as of October 1, 2016, between Daniel L. Knotts and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed October 3, 2016).*

10.31

Employment Agreement, dated as of October 1, 2016, between Thomas M. Carroll III and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed October 3, 2016).*

10.32

Employment Agreement, dated as of October 1, 2016, between Jeffrey G. Gorski and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed October 3, 2016).*

10.33

Employment Agreement, dated as of October 1, 2016, between John Pecaric and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K filed October 3, 2016).*

10.34

Employment Agreement, dated as of October 1, 2016, between Terry D. Peterson and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on 8-K filed October 3, 2016).*

10.35

Employment Agreement, dated as of October 1, 2016, between Deborah L. Steiner and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on 8-K filed October 3, 2016).*

10.36	Form of Indemnification Agreement for directors (filed herewith) *
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 25, 2016)
31.1	Certification by Daniel L. Knotts, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification by Terry D. Peterson, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1

Certification by Daniel L. Knotts, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2

Certification by Terry D. Peterson, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

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

R.R. DONNELLEY & SONS COMPANY

By:	/s/ TERRY D. PETERSON
Terry D. Peterson
Executive Vice President and Chief Financial Officer

By:	/s/ JEFFREY G. GORSKI
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer

Date: November 2, 2016