Form 10-Q
period 2017-03-31
RR Donnelley & Sons Co
filed 2017-05-03
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 28, 2017, 70.0 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$244.3	$317.5
Receivables, less allowances for doubtful accounts of $37.2 in 2017 (2016 - $35.9)	1,268.9	1,354.4
Inventories (Note 4)	375.9	379.6
Prepaid expenses and other current assets	128.5	136.7
Investment in LSC and Donnelley Financial (Note 2)	120.4	328.7
Total current assets	2,138.0	2,516.9
Property, plant and equipment-net (Note 5)	637.0	650.3
Goodwill (Note 6)	603.1	602.0
Other intangible assets-net (Note 6)	164.5	171.9
Deferred income taxes	114.2	108.9
Other noncurrent assets	250.5	234.7
Total assets	$3,907.3	$4,284.7
LIABILITIES
Accounts payable	$884.8	$1,001.2
Accrued liabilities	515.1	541.7
Short-term and current portion of long-term debt (Note 15)	12.4	8.2
Total current liabilities	1,412.3	1,551.1
Long-term debt (Note 15)	2,234.9	2,379.2
Pension liabilities	115.6	119.4
Other postretirement benefits plan liabilities	131.3	134.1
Other noncurrent liabilities	187.3	193.1
Total liabilities	4,081.4	4,376.9
Commitments and Contingencies (Note 14)
EQUITY (Note 10)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2017 and 2016	0.9	0.9
Additional paid-in-capital	3,448.1	3,468.5
Accumulated deficit	(2,215.2)	(2,155.4)
Accumulated other comprehensive loss	(78.5)	(55.7)
Treasury stock, at cost, 19.0 shares in 2017 (2016 - 19.1 shares)	(1,343.4)	(1,364.0)
Total RRD stockholders' equity	(188.1)	(105.7)
Noncontrolling interests	14.0	13.5
Total equity	(174.1)	(92.2)
Total liabilities and equity	$3,907.3	$4,284.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Products net sales	$1,288.9	$1,242.7
Services net sales	387.4	402.9
Total net sales	1,676.3	1,645.6

Products cost of sales (exclusive of depreciation and amortization)	1,024.3	971.9
Services cost of sales (exclusive of depreciation and amortization)	324.2	341.2
Total cost of sales	1,348.5	1,313.1

Products gross profit	264.6	270.8
Services gross profit	63.2	61.7
Total gross profit	327.8	332.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	222.7	229.3
Restructuring, impairment and other charges-net (Note 7)	9.1	5.3
Depreciation and amortization	48.6	52.6
Other operating income	—	(12.3)
Income from operations	47.4	57.6
Interest expense-net	48.3	50.4
Investment and other expense (income) -net	48.7	(0.1)
(Loss) earnings before income taxes	(49.6)	7.3
Income tax expense	0.2	3.4
Net (loss) earnings from continuing operations	(49.8)	3.9
Income from discontinued operations, net of tax (Note 2)	—	36.2
Net (loss) earnings	(49.8)	40.1
Less: Income attributable to noncontrolling interests	0.3	0.3
Net (loss) earnings attributable to RRD common stockholders	$(50.1)	$39.8

Basic net (loss) earnings per share attributable to RRD common stockholders (Note 11):
Continuing operations	$(0.71)	$0.05
Discontinued operations	$—	$0.52
Net (loss) earnings attributable to RRD stockholders	$(0.71)	$0.57

Diluted net (loss) earnings per share attributable to RRD common stockholders (Note 11):
Continuing operations	$(0.71)	$0.05
Discontinued operations	$—	$0.52
Net (loss) earnings attributable to RRD	$(0.71)	$0.57

Dividends declared per common share	$0.14	$0.78

Weighted average number of common shares outstanding:
Basic	70.1	69.9
Diluted	70.1	70.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Net (loss) earnings	$(49.8)	$40.1

Other comprehensive (loss) income, net of tax (Note 12):
Translation adjustments	9.0	17.9
Change in fair value of available-for-sale securities	(32.3)	—
Adjustment for net periodic pension and postretirement benefits plan cost	0.7	(0.6)
Other comprehensive (loss) income	(22.6)	17.3
Comprehensive (loss) income	(72.4)	57.4
Less: comprehensive income attributable to noncontrolling interests	0.5	0.5
Comprehensive (loss) income attributable to RRD common stockholders	$(72.9)	$56.9

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net (loss) earnings	$(49.8)	$40.1
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Impairment charges - net	0.5	(0.8)
Depreciation and amortization	48.6	107.0
Provision for doubtful accounts receivable	1.7	4.1
Share-based compensation	1.9	3.5
Deferred income taxes	(1.6)	1.8
Changes in uncertain tax positions	0.2	(1.3)
Gain on investments and other assets - net	(1.8)	(12.2)
Loss on sale of available-for-sale securities	51.6	—
Net pension and other postretirement benefits plan income	(3.6)	(18.9)
Other	5.8	0.2
Changes in operating assets and liabilities - net of dispositions:
Accounts receivable - net	92.5	55.0
Inventories	5.5	(11.0)
Prepaid expenses and other current assets	(3.9)	(9.0)
Accounts payable	(123.3)	(316.0)
Income taxes payable and receivable	5.2	8.6
Accrued liabilities and other	(43.2)	(35.9)
Pension and other postretirement benefits plan contributions	(4.9)	(8.0)
Net cash used in operating activities	(18.6)	(192.8)
INVESTING ACTIVITIES
Capital expenditures	(26.1)	(48.1)
Disposition of businesses	—	13.4
Proceeds from sales of investments and other assets	123.2	2.3
Transfers (to)/from restricted cash	(1.6)	5.0
Other investing activities	—	(2.1)
Net cash provided by (used in) investing activities	95.5	(29.5)
FINANCING ACTIVITIES
Net change in short-term debt	4.7	1.0
Payments of current maturities and long-term debt	—	(1.4)
Payments on Credit Agreement borrowings	(425.0)	—
Proceeds from Credit Agreement borrowings	280.0	—
Net proceeds from credit facility borrowings	—	145.0
Dividends paid	(9.8)	(54.3)
Other financing activities	(1.3)	1.7
Net cash (used in) provided by financing activities	(151.4)	92.0
Effect of exchange rate on cash and cash equivalents	1.3	4.4
Net decrease in cash and cash equivalents	(73.2)	(125.9)
Cash and cash equivalents at beginning of year	317.5	389.6
Cash and cash equivalents at end of period	$244.3	$263.7

SUPPLEMENTAL NON-CASH DISCLOSURE:
Assumption of warehousing equipment related to customer contract	$—	$8.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RRD”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Spinoff Transactions

On October 1, 2016, the Company completed the separation of its financial communications and data services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and the publishing and retail-centric print services and office products business (“LSC Communications, Inc.” or “LSC”) into two separate publicly-traded companies (the "Separation"). The Company completed the tax-free distribution of 80.75% of the outstanding common stock of each Donnelley Financial and LSC to the Company’s stockholders of record on September 23, 2016 who received one share of each Donnelley Financial and LSC for every eight shares of RRD common stock owned as of the record date (the “Distribution”). The Company retained 19.25% of the outstanding common stock of each Donnelley Financial and LSC. The historical financial results of Donnelley Financial and LSC prior to the Separation, are presented as discontinued operations on the Condensed Consolidated Statements of Operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Sales from RRD to Donnelley Financial and LSC previously eliminated in consolidation have been recast and are now shown as external sales within the financial results of continuing operations. These net sales were $41.6 million for three months ended March 31, 2016. Unless indicated otherwise, the information in the Notes to Condensed Consolidated Financial Statements relates to the Company's continuing operations. Prior periods have been recast to reflect the Company's current segment reporting structure. See Note 2, Discontinued Operations, for more information on the Separation.

Reverse Stock Split

Immediately following the Distribution on October 1, 2016, the Company effected a one-for-three reverse stock split for RRD common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s Board of Directors on September 14, 2016 and previously approved by the Company’s stockholders at the annual meeting on May 19, 2016. As a result of the Reverse Stock Split, the number of issued and outstanding and treasury shares of the Company’s common stock were reduced proportionally based on the Reverse Stock Split ratio of one share for every three shares of common stock held before the Reverse Stock Split. All references in these unaudited condensed consolidated interim financial statements to the number of shares of common stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

2. Discontinued Operations

Immediately following the Distribution, the Company held approximately 6.2 million shares of Donnelley Financial Solutions common stock and approximately 6.2 million shares of LSC common stock. The Company accounts for these investments as available-for-sale equity securities. In March 2017, the Company sold the 6.2 million shares of LSC common stock it retained upon spinoff for net proceeds of $121.4 million, resulting in a realized loss of $51.6 million, which was recorded within investment and other expense (income)-net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017. The value of the Company’s investment in Donnelley Financial was $120.4 million as of March 31, 2017.

The following details the financial results of discontinued operations:

For the three months ended
March 31,
2016
Net sales	$1,047.4
Cost of sales	810.6
Operating expenses (a)	161.1
Interest and other expense (income), net (b)	17.9
Earnings before income taxes	57.8
Income tax expense	21.6
Net earnings from discontinued operations	$36.2
(a)	Includes spinoff transaction costs incurred of $11.9 million during the three month period ended March 31, 2016.
(b)	Includes the related interest expense of the corporate level debt, which was retired in connection with the Separation totaling $18.0 million for the three months ended March 31, 2016.

The significant non-cash items and capital expenditures of discontinued operations were as follows:

For the three months ended
March 31,
2016
Depreciation and amortization	$54.4
Impairment charges	0.9
Assumption of warehousing equipment related to customer contract	8.8
Purchase of property, plant and equipment	17.7

In connection with the Separation, the Company entered into transition services agreements with Donnelley Financial and LSC, under which the companies will provide one another with certain services to help ensure an orderly transition following the Separation (the “Transition Services Agreement”). The charges for these services are intended to allow the companies, as applicable, to recover the direct and indirect costs incurred in providing such services. The Transition Services Agreement generally provides for a term of services starting at the Separation date and continuing for a period of up to twenty-four months following the Separation. During the three months ended March 31, 2017, the Company recognized $2.8 million as a reduction of costs within selling, general and administrative expenses within the Condensed Consolidated Statements of Operations from the Transition Services Agreement.

The Company also entered into various commercial agreements which govern sales transactions between the companies. Under these commercial agreements, the Company recognized $82.9 million of net sales to Donnelley Financial and LSC during the three months ended March 31, 2017. Additionally, the Company purchased $37.1 million of products and services from Donnelley Financial and LSC during the three months ended March 31, 2017. The Company also recognized $3.8 million of net cash outflow from Donnelley Financial and LSC within operating activities in the Condensed Consolidated Statements of Cash Flows during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the Company had accounts receivable of $74.5 million and $78.1 million, respectively, recorded within Receivables in the Condensed Consolidated Balance Sheets associated with Donnelley Financial and LSC. As of March 31, 2017 and December 31, 2016, the Company had accounts payable of $57.5 million and $62.6 million, respectively, within Accounts payable in the Condensed Consolidated Balance Sheets associated with Donnelley Financial and LSC. Additionally, included within Accrued liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 was a total of $78.0 million due to Donnelley Financial and LSC, which was paid in April 2017, as required by a provision in the Separation and Distribution Agreement.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

3. Acquisitions and Dispositions

2016 Acquisition

On August 4, 2016, the Company acquired Precision Dialogue Holdings, LLC (“Precision Dialogue”), a provider of email marketing, direct mail marketing and other services with operations in the United States for a purchase price, net of cash acquired, of approximately $59.2 million. The acquisition expanded the Company’s ability to help its customers measure communications effectiveness and audience engagement. Precision Dialogue contributed $13.8 million in sales and a loss before income taxes of $2.5 million during the three months ended March 31, 2017 and is included within the operating results of the Variable Print and Strategic Services segments.

 2016 Dispositions

On January 11, 2016, the Company sold two entities within the business process outsourcing reporting unit for net proceeds of $13.4 million. This resulted in a net gain of $12.3 million during the three months ended March 31, 2016, which was recorded in Other operating income in the Condensed Consolidated Statements of Operations. Additionally, during the three months ended September 30, 2016, the Company sold three immaterial entities in the International segment.

4. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Raw materials and manufacturing supplies	$132.0	$133.8
Work in process	80.5	84.4
Finished goods	181.5	179.4
LIFO reserve	(18.1)	(18.0)
Total	$375.9	$379.6

5. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Land	$56.1	$56.0
Buildings	407.4	$403.0
Machinery and equipment	1,823.2	$1,805.4
	2,286.7	2,264.4
Less: Accumulated depreciation	(1,649.7)	(1,614.1)
Total	$637.0	$650.3

During the three months ended March 31, 2017 and 2016, depreciation expense was $35.7 million and $39.7 million, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 were as follows:

	Variable	Strategic
	Print	Services	International	Total
Net book value as of December 31, 2016
Goodwill	$1,823.0	$365.2	$1,017.9	$3,206.1
Accumulated impairment losses	(1,550.5)	(148.7)	(904.9)	(2,604.1)
Total	272.5	216.5	113.0	602.0
Foreign exchange and other adjustments	—	—	1.1	1.1
Net book value as of March 31, 2017
Goodwill	1,823.2	365.2	1,029.6	3,218.0
Accumulated impairment losses	(1,550.7)	(148.7)	(915.5)	(2,614.9)
Total	$272.5	$216.5	$114.1	$603.1

The components of other intangible assets at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$520.3	$(379.7)	$140.6	$517.9	$(370.7)	$147.2
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	26.2	(24.6)	1.6	26.2	(24.4)	1.8
Trade names	36.8	(14.5)	22.3	36.8	(13.9)	22.9
Total other intangible assets	$585.3	$(420.8)	$164.5	$582.9	$(411.0)	$171.9

Amortization expense for other intangible assets was $7.5 million and $9.6 million for the three months ended March 31, 2017 and 2016, respectively.

7. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended March 31, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
March 31, 2017	Terminations	Charges	Charges	Impairment	Charges	Total
Variable Print	0.4	0.1	0.5	—	0.5	1.0
Strategic Services	1.0	0.4	1.4	0.5	0.1	2.0
International	3.5	1.0	4.5	—	—	4.5
Corporate	1.5	0.1	1.6	—	—	1.6
Total	$6.4	$1.6	$8.0	$0.5	$0.6	$9.1

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
March 31, 2016	Terminations	Charges	Charges	Impairment	Charges	Total
Variable Print	0.2	0.8	1.0	(0.1)	0.4	1.3
Strategic Services	0.3	—	0.3	—	0.1	0.4
International	4.2	0.5	4.7	(2.8)	—	1.9
Corporate	0.2	0.2	0.4	1.3	—	1.7
Total	$4.9	$1.5	$6.4	$(1.6)	$0.5	$5.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and Impairment Charges

For the three months ended March 31, 2017, the Company recorded net restructuring charges of $6.4 million for employee termination costs. These charges primarily relate to ceasing the Company’s relationship in a joint venture within the International segment, the reorganization of selling and general and administrative functions primarily within the Corporate and Variable Print segments and one facility closure in the Strategic Services segment. The Company also recorded impairment charges of $0.5 million related to equipment associated with a facility closure in the Strategic Services segment.  Additionally, the Company incurred lease termination and other restructuring charges of $1.6 million for the three months ended March 31, 2017.

For the first quarter of 2016, the Company recorded net restructuring charges of $4.9 million for employee termination costs. These charges primarily related to two facility closures in the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $1.5 million for the first quarter of 2016.  During the first quarter of 2016, the Company also recorded $1.6 million of net gains on the sale of previously impaired assets, partially offset by impairment charges related to buildings and machinery and equipment associated with facility closures.

Other Charges

For the three months ended March 31, 2017 and 2016, the Company recorded other charges of $0.6 million and $0.5 million, respectively, for multi-employer withdrawal pension plan obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $4.9 million and $34.1 million, respectively, as of March 31, 2017.

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

 Restructuring Reserve

The restructuring reserve as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	March 31,
	2016	Charges	Other	Paid	2017
Employee terminations	$7.6	$6.4	$0.1	$(4.2)	$9.9
Multi-employer pension withdrawal obligations	11.8	0.2	—	(0.4)	11.6
Lease terminations and other	1.6	1.4	1.0	(0.5)	3.5
Total	$21.0	$8.0	$1.1	$(5.1)	$25.0

The current portion of restructuring reserves of $10.0 million at March 31, 2017 was included in accrued liabilities, while the long-term portion of $15.0 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at March 31, 2017.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March 2018.

Payments on all of the Company’s multi-employer pension plan withdrawal obligations are scheduled to be completed by 2036. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multi-employer pension plan withdrawals.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

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

8. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Pension expense (income)
Service cost	$0.2	$0.3
Interest cost	7.8	35.1
Expected return on plan assets	(12.3)	(57.7)
Amortization, net	1.7	7.8
Less: income attributable to discontinued operations	—	11.2
Net pension income - continuing operations	$(2.6)	$(3.3)
Other postretirement benefits plan expense (income)
Service cost	$0.3	$1.0
Interest cost	2.8	3.0
Expected return on plan assets	(3.4)	(3.4)
Amortization, net	(0.7)	(4.0)
Net other postretirement benefit income - continuing operations	$(1.0)	$(3.4)

The Company expects to make cash contributions of approximately $17.0 million to its pension and other postretirement benefit plans in 2017. During the three months ended March 31, 2017, the Company contributed $4.9 million to its benefit plans.

9. Share-Based Compensation

Share-based compensation expense from continuing operations totaled $1.9 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively.

In March 2017, the Company awarded its annual share-based compensation grants, which consisted of 569,594 restricted stock units with a grant date fair value of $16.30 per unit and 304,425 performance share units with a grant date fair value of $16.30 per unit. The restricted stock units are subject to a three year graded vesting period. The performance share units are subject to a 34 month cliff vesting period.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

10. Equity

The Company’s equity as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

	RRD
	Shareholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2016	$(105.7)	$13.5	$(92.2)
Net (loss) earnings	(50.1)	0.3	(49.8)
Other comprehensive (loss) income	(22.8)	0.2	(22.6)
Share-based compensation	1.9	—	1.9
Issuance of share-based awards, net of withholdings and other	(1.6)	—	(1.6)
Cash dividends paid	(9.8)	—	(9.8)
Balance at March 31, 2017	$(188.1)	$14.0	$(174.1)

11. Earnings per Share

Basic earnings per share is calculated by dividing net earnings attributable to RRD common stockholders by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units and performance share units. Performance share units are considered anti-dilutive and excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Additionally, stock options are considered anti-dilutive when the exercise price exceeds the average of the Company’s stock price during the applicable period. In periods when the Company is in a net loss from continuing operations, share-based awards are excluded from the calculation of earnings per share as their inclusion would have an anti-dilutive effect.

During the three months ended March 31, 2017 and 2016, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Basic net (loss) earnings per share attributable to RRD common stockholders:
Continuing operations	$(0.71)	$0.05
Discontinued operations	—	0.52
Net (loss) earnings attributable to RRD stockholders	(0.71)	0.57
Diluted net (loss) earnings per share attributable to RRD common stockholders:
Continuing operations	(0.71)	0.05
Discontinued operations	—	0.52
Net (loss) earnings attributable to RRD stockholders	(0.71)	0.57
Numerator
Net loss attributable to RRD common stockholders - continuing operations	(50.1)	3.6
Net earnings from discontinued operations, net of income taxes	—	36.2
Net (loss) earnings attributable to RRD common stockholders	(50.1)	39.8
Denominator:
Weighted average number of common shares outstanding	70.1	69.9
Dilutive options and awards	—	0.4
Diluted weighted average number of common shares outstanding	70.1	70.3
Weighted average number of anti-dilutive share-based awards:
Stock options	1.3	0.7
Performance share units	0.1	0.2
Restricted stock units	0.5	—
Total	1.9	0.9

Dividends declared per common share	0.14	0.78

12. Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income and income tax (benefit) expense allocated to each component for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016

	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$9.0	$—	$9.0	$17.9	$—	$17.9
Adjustment for net periodic pension and other postretirement benefits plan cost	1.0	0.3	0.7	5.2	5.8	(0.6)
Unrealized loss on available-for-sale securities	(35.3)	(3.0)	(32.3)	—	—	—
Other comprehensive (loss) income	$(25.3)	$(2.7)	$(22.6)	$23.1	$5.8	$17.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

During the three months ended March 31, 2016, translation adjustments and income tax expense on pension and other postretirement benefits plan cost were adjusted to reflect previously recorded deferred taxes at their historical exchange rates.

Accumulated other comprehensive loss by component as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

	Changes in the Fair Value of Available-for-Sale Securities	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$119.3	$(159.5)	$(15.5)	$(55.7)
Other comprehensive (loss) income before reclassifications	(60.9)	—	8.8	(52.1)
Amounts reclassified from accumulated other comprehensive loss	28.6	0.7	—	29.3
Net change in accumulated other comprehensive loss	(32.3)	0.7	8.8	(22.8)
Balance at March 31, 2017	$87.0	$(158.8)	$(6.7)	$(78.5)

Accumulated other comprehensive loss by component as of December 31, 2015 and March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$(727.5)	$(65.7)	(793.2)
Other comprehensive income before reclassifications	—	18.8	18.8
Amounts reclassified from accumulated other comprehensive loss	(1.8)	—	(1.8)
Amounts reclassified due to disposition of a business	1.2	(1.1)	0.1
Net change in accumulated other comprehensive loss	(0.6)	17.7	17.1
Balance at March 31, 2016	$(728.1)	$(48.0)	$(776.1)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Classification in the Condensed Consolidated
	2017	2016	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$1.7	$7.8	Cost of sales; Selling, general and administrative expenses
Net prior service credit	(0.7)	(4.0)	Cost of sales; Selling, general and administrative expenses
Reclassifications before tax	1.0	3.8
Income tax expense	0.3	5.6
Reclassification, net of tax	$0.7	$(1.8)
Available-for-sale securities:
Loss on equity securities	46.6	—	Investment and other expense (income)-net
Reclassifications before tax	46.6	—
Income tax benefit	18.0	—
Reclassification, net of tax	$28.6	$—
Total reclassifications, net of tax	$29.3	$(1.8)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

13. Segment Information

The Company’s segments and their product and service offerings are summarized below:

Variable Print

This segment includes the Company’s U.S. short-run and transactional printing operations. This segment’s primary product offerings include commercial and digital print, direct mail, labels, statement printing, forms and packaging.

Strategic Services

This segment includes the Company’s logistics services, print management offerings and digital and creative solutions.

International

This segment includes the Company’s non-U.S. printing operations in Asia, Latin America, Canada and Europe. This segment’s primary product and service offerings include books, packaging, catalogs, magazines, retail inserts, statement printing, commercial and digital print, forms, labels, logistics services, directories, digital and creative solutions, and direct mail. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2017
Variable Print	780.9	(3.8)	777.1	43.8	1,567.7	29.2	5.8
Strategic Services	467.2	(42.6)	424.6	3.8	574.5	4.2	3.2
International	483.7	(9.1)	474.6	16.9	1,338.8	13.9	10.5
Total operating segments	1,731.8	(55.5)	1,676.3	64.5	3,481.0	47.3	19.5
Corporate	—	—	—	(17.1)	426.3	1.3	6.6
Total operations	$1,731.8	$(55.5)	$1,676.3	$47.4	$3,907.3	$48.6	$26.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2016
Variable Print	783.9	(3.8)	780.1	53.8	2,123.9	29.9	13.5
Strategic Services	419.3	(34.8)	384.5	3.1	460.4	4.6	3.9
International	491.1	(10.1)	481.0	37.0	1,327.0	17.0	10.6
Total operating segments	1,694.3	(48.7)	1,645.6	93.9	3,911.3	51.5	28.0
Corporate	—	—	—	(36.3)	308.0	1.1	2.4
Total operations	$1,694.3	$(48.7)	$1,645.6	$57.6	$4,219.3	$52.6	$30.4

Restructuring, impairment and other charges by segment for the three months ended March 31, 2017 and 2016 are described in Note 7, Restructuring, Impairment and Other Charges.

14. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in two active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate seven other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

15. Debt

The Company’s debt at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Borrowings under the Credit Agreement	$40.0	$185.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
7.625% senior notes due June 15, 2020	350.0	350.0
7.875% senior notes due March 15, 2021	448.9	448.8
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	140.0	140.0
6.50% senior notes due November 15, 2023	350.0	350.0
6.00% senior notes due April 1, 2024	400.0	400.0
6.625% debentures due April 15, 2029	199.5	199.5
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	12.6	8.5
Unamortized debt issuance costs	(15.8)	(16.5)
Total debt	2,247.3	2,387.4
Less: current portion	(12.4)	(8.2)
Long-term debt	$2,234.9	$2,379.2

(a)	As of March 31, 2017 and December 31, 2016, the interest rate on the 11.25% senior notes due February 1, 2019 was 13.25%, the maximum rate on these notes, as a result of ratings downgrades.
(b)	Includes miscellaneous debt obligations and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $35.5 million and $4.3 million at March 31, 2017 and December 31, 2016, respectively.

The Company’s $800.0 million senior secured revolving credit facility (the “Credit Agreement”) contains a number of restrictive covenants, including a maximum leverage ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $60.0 million in aggregate, though additional dividends may be permitted subject to certain conditions.

The weighted average interest rate on borrowings under the Credit Agreement was 3.5% during the three months ended March 31, 2017.  The weighted average interest rate on the borrowing under the prior credit agreement was 2.3% during the three months ended March 31, 2016.

Interest income was $0.9 million for both the three months ended March 31, 2017 and 2016.

16. Income Taxes

The Company’s effective income tax rate was (0.4%) and 46.6% for the three months ended March 31, 2017 and 2016, respectively.  The effective income tax rate for the three months ended March 31, 2017 reflects the impact of the $51.6 million realized loss on the sale of the LSC retained shares. The sale generated a capital loss which will be carried forward, however it is more likely than not that the benefit of such deferred tax asset will not be realized and a full valuation allowance was recorded. See Note 2, Discontinued Operations, for additional information regarding the sale of the LSC retained shares. The effective income tax rate for the three months ended March 31, 2016 reflects the impact of income generated in higher taxing jurisdictions and the inability to recognize a tax benefit on certain losses.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

17. Derivatives

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

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange spot and forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized currently in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at March 31, 2017 and December 31, 2016 was $102.3 million and $172.2 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

The Company’s foreign exchange forward contracts and interest rate swaps are subject to enforceable master netting agreements that allow the Company to settle positive and negative positions with the respective counterparties. The Company settles foreign exchange forward contracts on a net basis when possible. Foreign exchange forward contracts that can be settled on a net basis are presented net in the Condensed Consolidated Balance Sheets. Interest rate swaps were settled on a gross basis and presented gross in the Condensed Consolidated Balance Sheets.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

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

At March 31, 2017 and December 31, 2016, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	March 31, 2017	December 31, 2016
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.2	$1.7
Accrued liabilities	0.4	1.5

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 were as follows:

		Three Months Ended
	Classification of Loss Recognized in the	March 31,
	Condensed Consolidated Statements of Operations	2017	2016
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$1.6	$5.2

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items attributable to changes in the hedged benchmark interest rate and the offsetting (gain) loss on the related interest rate swaps for the three months ended March 31, 2017 and 2016 were as follows:

		Three Months Ended
	Classification of (Gain) Loss Recognized in the	March 31,
	Condensed Consolidated Statements of Operations	2017	2016
Fair Value Hedges
Interest rate swaps	Investment and other expense (income)-net	$—	$(2.6)
Hedged items	Investment and other expense (income)-net	—	2.8
Total ineffectiveness recognized	Investment and other expense (income)-net	$—	$0.2

The Company also recognized a net reduction to interest expense of $0.4 million for the three months ended March 31, 2016 related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

18. Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

		Basis of Fair Value Measurement
	Balance as of March 31, 2017	Significant Other Observable Inputs (Level 2)
Assets
Foreign exchange forward contracts	$0.2	$0.2
Available-for-sale securities	120.4	120.4
Total assets	$120.6	$120.6
Liabilities
Foreign exchange forward contracts	0.4	0.4
Total liabilities	$0.4	$0.4

		Basis of Fair Value Measurement
	Balance as of December 31, 2016	Significant Other Observable Inputs (Level 2)
Assets
Foreign exchange forward contracts	$1.7	$1.7
Available-for-sale securities	328.7	328.7
Total assets	$330.4	$330.4
Liabilities
Foreign exchange forward contracts	1.5	1.5
Total liabilities	$1.5	$1.5

The investment in Donnelley Financial common stock is categorized as a Level 2 security as these shares were not registered as of March 31, 2017. The value of this investment is based on Donnelley Financial’s common stock price as of March 31, 2017 which represents an identical equity instrument registered under the Securities Act of 1933, as amended. As of December 31, 2016, the Company’s investment in LSC and Donnelley Financial common stock were categorized as Level 2 securities as these shares were not registered and were valued based upon the closing stock price on the balance sheet date as they represented an identical equity instrument registered under the Securities Act of 1933, as amended.

19. New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic pension and postretirement benefit cost (net benefit cost) within the Statement of Operations. Under the current guidance, net benefit cost is reported as an employee cost within operating income. The amendment requires the bifurcation of net benefit cost, with the service cost component to be presented with other employee compensation costs in operating income while the other components will be reported separately outside of income from operations. ASU No. 2017-07 will be effective in the first quarter of 2018 and is required to be retrospectively adopted. Had this guidance been adopted as of January 1, 2017, income from operations within the Condensed Consolidated Statements of Operations for the three-months ended March 31, 2017 would have been lower by $4.1 million and other non-operating income would have increased $4.1 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the current goodwill impairment test, including determining the implied fair value of goodwill and comparing it with the carrying amount of that goodwill. The standard requires entities to record impairment charges based on the excess of a reporting unit’s carrying amount over its fair value. ASU No. 2017-04 will be effective in the first quarter of 2020; however early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. The adoption of ASU 2017-04 may impact the results of future goodwill impairment tests and therefore could impact the Company’s consolidated financial position and results of operations. The Company has elected to early adopt this guidance and will apply this guidance to all impairment analyses performed after January 1, 2017.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under the new guidance, when awards vest or are settled, the excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement instead of in additional paid-in capital. This guidance will be applied prospectively. Furthermore, the guidance requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity, which can be applied retrospectively or prospectively. Under the new guidance, an election can be made regarding whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimate the number of awards expected to be forfeited, as is currently required. This guidance is to be applied using a modified retrospective transition method, with a cumulative adjustment to retained earnings. The Company has adopted this guidance as of January 1, 2017. The adoption had an immaterial impact on the Company’s condensed consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

R.R. Donnelley & Sons Company (“RRD,” the “Company,” “we,” “us,” and “our”), a Delaware corporation, helps organizations communicate more effectively by working to create, manage, produce, distribute and process content on behalf of our customers. We assist customers in developing and executing multichannel communication strategies that engage audiences, reduce costs, drive revenues and increase compliance. Our innovative content management offering, production platform, logistics services, supply chain management, outsourcing capabilities and customized consultative expertise assists our customers in the delivery of integrated messages across multiple media to highly targeted audiences at optimal times for customers in virtually every private and public sector. We have strategically located operations that provide local service and responsiveness while leveraging the economic, geographic and technological advantages of a global organization.

Spinoff Transactions

On October 1, 2016, we completed the previously announced separation of our financial communications and data services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and our publishing and retail-centric print services and office products business (“LSC Communications, Inc.” or “LSC”) into two separate publicly-traded companies (the "Separation"). We completed the tax free distribution of approximately 26.2 million shares, or 80.75%, of the outstanding common stock of Donnelley Financial and 26.2 million shares, or 80.75%, of the outstanding common stock of LSC, to RRD stockholders (the “Distribution”). The Distribution was made to RRD stockholders of record as of the close of business on September 23, 2016, who received one share of Donnelley Financial common stock and one share of LSC common stock for every eight shares of RRD common stock held as of the record date. As a result of the Distribution, Donnelley Financial and LSC are now independent public companies trading under the symbols “DFIN” and “LKSD”, respectively, on the New York Stock Exchange. Immediately following the Distribution, we held 6.2 million shares of Donnelley Financial Solutions common stock and 6.2 million shares of LSC common stock. As of March 31, 2017, we held 6.2 million shares of Donnelley Financial common stock and no shares of LSC common stock.

The financial results of Donnelley Financial and LSC for periods prior to the Distribution have been reflected within the disclosures of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as discontinued operations. Additionally, sales from RRD to Donnelley Financial and LSC previously eliminated in consolidation have been recast and are now shown as external sales of RRD within the financial results of continuing operations. See Note 1, Basis of Presentation, and Note 2, Discontinued Operations, to these Condensed Consolidated Financial Statements for additional information.

Reverse Stock Split

Immediately following the Distribution on October 1, 2016, we effected a one-for-three reverse stock split for RRD common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by our Board of Directors on September 14, 2016 and previously approved by our stockholders at the annual meeting on May 19, 2016. As a result of the Reverse Stock Split, the number of issued and outstanding and treasury shares of our common stock were reduced proportionally based on the Reverse Stock Split ratio of one share for every three shares of common stock held before the Reverse Stock Split. Refer to Note 1, Basis of Presentation, to the Condensed Consolidated Financial Statements for additional information regarding the Reverse Stock Split. All references in these unaudited condensed consolidated interim financial statements to the number of shares of common stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

Segment Descriptions

Our segments and their respective product and service offerings are summarized below:

Variable Print

This segment includes our U.S. short-run and transactional printing operations. This segment’s primary product offerings include commercial and digital print, direct mail, labels, statement printing, forms and packaging.

Strategic Services

This segment includes our logistics services, print management offerings and digital and creative solutions.

International

This segment includes our non-U.S. printing operations in Asia, Latin America, Canada and Europe. This segment’s primary product and service offerings include books, packaging, catalogs, magazines, retail inserts, statement printing, commercial and digital print, forms, labels, logistics services, directories, digital and creative solutions, and direct mail. Additionally, this segment includes our business process outsourcing business and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefits plan expense (income) and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages the cash pooling structures, which enables participating international locations to draw on our overseas cash resources to meet local liquidity needs.

Products and Services

We separately report our net sales, related costs of sales and gross profit for our product and service offerings. Our product offerings primarily consist of commercial and digital print, statement printing, direct mail, labels, packaging, forms, magazines, catalogs, retail inserts, books, directories, manuals and other related products procured through our print management offering. Our service offerings primarily consist of logistics, certain business outsourcing services and digital and creative solutions.

Business Acquisitions and Dispositions

On August 4, 2016, the Company acquired Precision Dialogue, a provider of email marketing, direct mail marketing and other services with operations in the United States.

On January 11, 2016, the Company sold two entities within the business process outsourcing reporting unit.

For further information on the above acquisitions and dispositions, see Note 3, Acquisitions and Dispositions, to the Condensed Consolidated Financial Statements.

Executive Overview

First Quarter Overview

Net sales increased by $30.7 million, or 1.9%, for the first quarter of 2017 compared to the same period in the prior year. There was a $9.3 million, or 0.6%, decrease due to changes in foreign exchange rates. After including the impact of changes in foreign exchange rates, the increase in net sales was due to increased volume in the Strategic Services and International segments, partially offset by price pressures across the segments and lower volume in the Variable Print segment.

The Company continues to strategically assess opportunities to reduce its cost structure and enhance productivity throughout the business. During the three months ended March 31, 2017, the Company realized cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, as well as facility consolidations.

Net cash used in operating activities for the three months ended March 31, 2017 was $18.6 million as compared to $192.8 million for the three months ended March 31, 2016. The decrease in net cash used in operating activities was impacted by timing of supplier and customer payments and lower interest, spinoff-related transaction and tax payments, partially offset by the impact of the spinoff of LSC and Donnelley Financial.

Financial Performance: Three Months Ended March 31, 2017

The changes in the Company’s income from operations, operating margin, net earnings (loss) attributable to RRD common stockholders and net earnings (loss) attributable to RRD common stockholders per diluted share for the three months ended March 31, 2017, from the three months ended March 31, 2016, were due to the following:

	Income from Operations	Operating Margin	Net Earnings (Loss) From Continuing Operations Attributable to RRD Common Stockholders	Net Earnings (Loss) Attributable to RRD Stockholders Per Diluted Share
	(in millions, except margin and per share data)
For the Three Months Ended March 31, 2016	$57.6	3.5%	$3.6	$0.05
2017 restructuring, impairment and other charges - net	(9.1)	(0.5%)	(7.5)	(0.10)
2016 restructuring, impairment and other charges - net	5.3	0.3%	7.3	0.10
Spinoff-related transaction expenses	(2.1)	(0.1%)	(1.4)	(0.02)
Acquisition-related expenses	0.6	—	0.4	0.01
Gain on disposal of businesses	(12.3)	(0.7%)	(12.3)	(0.17)
Net loss on investments	—	—	(51.3)	(0.73)
Operations	7.4	0.3%	11.1	0.15
For the Three Months Ended March 31, 2017	$47.4	2.8%	$(50.1)	$(0.71)

2017 restructuring, impairment and other charges - net: included pre-tax charges of $6.4 million for employee termination costs; $1.6 million of lease termination and other restructuring costs; $0.6 million for multi-employer pension plan withdrawal obligations unrelated to facility closures; and $0.5 million of impairment charges related to equipment.

2016 restructuring, impairment and other charges - net: included pre-tax charges of $4.9 million for employee termination costs; $1.6 million for a net gain on the sale of previously impaired other long-lived assets, partially offset by impairment charges related to buildings and machinery and equipment associated with facility closures; $1.5 million of lease termination and other restructuring costs; and $0.5 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures.

Spinoff-related transaction expenses: included pre-tax charges of $2.1 million ($1.4 million after-tax) related to consulting and other expenses for the three months ended March 31, 2017 associated with the Separation and Distribution.

Acquisition-related expenses: included pre-tax charges of $0.6 million ($0.4 million after-tax) related to legal, accounting and other expenses for the three months ended March 31, 2016 associated with contemplated or completed acquisitions.

Gain on dispositions of businesses: included a pre-tax gain of $12.3 million ($12.3 million after-tax) on the sale of two businesses within the International segment during the three months ended March 31, 2016.

Net loss on investments: included a pre-tax loss of $51.6 million ($51.6 million after-tax) resulting from the sale of the Company’s retained interest in LSC, partially offset by a pre-tax gain of $1.3 million ($0.3 million after-tax) related to the Company’s affordable housing investments during the three months ended March 31, 2017.

Operations: reflected lower corporate and other overhead costs which were related to the pre-Separation combined entity, lower legal expenses, reduced depreciation and amortization expense along with cost control initiatives, partially offset by price pressures and lower volume in Variable Print and certain International reporting units. See further details in the review of operating results by segment that follows below.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets we serve.  As such, we have some seasonality in the second half of the year in our business, despite the breadth of our product and services offerings.

Raw Materials

The primary raw materials we use in our print businesses are paper and ink. We negotiate with leading suppliers to maximize our purchasing efficiencies. A substantial amount of the paper we use is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first three months of 2017 and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper we purchased, we have historically passed most changes in price through to our customers. We believe contractual arrangements and industry practice will support our continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable us to successfully do so. We believe that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. We resell waste paper and other print-related by-products. We also have undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to our ink requirements. We may be impacted by changes in prices for these by-products in the future.

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

Under the 2006 Postal Accountability and Enhancement Act (“PAEA”), it had been anticipated that postage for Market Dominant mail categories would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). On April 10, 2016, the USPS removed the exigent surcharge, which was approved in December 2013, resulting in a 4.3% decrease in postage rates for all significant mail categories. The USPS implemented a CPI postage increase on January 22, 2017 of approximately 1.0%. In addition, there is a pending bi-partisan legislative proposal that seeks to stabilize the financial condition of the USPS, which among other things calls for restoring a 2.15% increase (approximately half of the exigent surcharge) on market dominant mail products. The USPS plans for further restructuring of its mail delivery network, including the closure of many post office facilities. However, these plans are still under temporary suspension. Additionally, the Postal Regulatory Commission is undertaking a comprehensive review of the PAEA legislation after ten years to determine if the current system is meeting the objectives of the law. The study and their recommendations are due by the end of 2017. The impact of these actions cannot currently be estimated. Mail transportation services to the USPS facilities across the country accounted for approximately 33% of the Company’s logistics revenues during the three months ended March 31, 2017.

Goodwill Impairment Assessment

We perform our goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the three months ended March 31, 2017 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of March 31, 2017, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of our reporting units and could result in a material impairment of goodwill in a future interim period or as of October 31, 2017, our next annual measurement date.

Pension and Other Postretirement Benefit Plans

The funded status of our pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. We review the actuarial assumptions on an annual basis as of December 31. Based on current estimates, we expect to make cash contributions of approximately $17.0 million to our pension and other postretirement benefits plans for the full year 2017 of which $4.9 million has been contributed during the three months ended March 31, 2017.

Financial Review

In the financial review that follows, we discuss our consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

The following table shows the results of continuing operations for the three months ended March 31, 2017 and 2016, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in millions, except percentages)

Products net sales	$1,288.9	$1,242.7	$46.2	3.7%
Services net sales	387.4	402.9	(15.5)	(3.8%)
Total net sales	1,676.3	1,645.6	30.7	1.9%
Products cost of sales (exclusive of depreciation and amortization)	1,024.3	971.9	52.4	5.4%
Services cost of sales (exclusive of depreciation and amortization)	324.2	341.2	(17.0)	(5.0%)
Total cost of sales	1,348.5	1,313.1	35.4	2.7%
Products gross profit	264.6	270.8	(6.2)	(2.3%)
Services gross profit	63.2	61.7	1.5	2.4%
Total gross profit	327.8	332.5	(4.7)	(1.4%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	222.7	229.3	(6.6)	(2.9%)
Restructuring, impairment and other charges-net	9.1	5.3	3.8	71.7%
Depreciation and amortization	48.6	52.6	(4.0)	(7.6%)
Other operating income	—	(12.3)	12.3	(100.0%)
Income from operations	$47.4	$57.6	$(10.2)	(17.7%)

Consolidated

Net sales of products for the three months ended March 31, 2017 increased $46.2 million, or 3.7%, to $1,288.9 million versus the same period in 2016, including a $4.7 million, or 0.4%, decrease due to changes in foreign exchange rates. Including the impact of changes in foreign exchange rates, net sales of products increased due to higher volume within the sourcing and Asia reporting units, partially offset by lower volume in the Variable Print segment and certain other reporting units within the International segment, as well as price pressures.

Net sales from services for the three months ended March 31, 2017 decreased $15.5 million, or 3.8%, to $387.4 million versus the same period in 2016, including a $4.6 million, or 1.1%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to lower postage pass-through sales within logistics, lower volume in business process outsourcing and price pressures, partially offset by higher volume in freight brokerage and courier services as well as increased fuel surcharges.

Products cost of sales increased $52.4 million, or 5.4%, for the three months ended March 31, 2017 versus the same period in the prior year, primarily due to higher volume within the sourcing and Asia reporting units as well as cost inflation, partially offset by lower volume in the Variable Print segment and certain reporting units within the International segment along with cost control initiatives across the organization. As a percentage of net sales, products cost of sales increased 1.3 percentage points for the three months ended March 31, 2017 versus the same period in 2016, primarily due to an unfavorable mix in the Variable Print and International segment.

Services cost of sales decreased $17.0 million, or 5.0%, for the three months ended March 31, 2017 versus the same period in the prior year. Services cost of sales decreased primarily due to lower postage sales within logistics and reduced business process outsourcing volume, partially offset by higher volume in freight brokerage and courier services in the logistic reporting unit. As a percentage of net sales, services cost of sales decreased 1.0 percentage points for the three months ended March 31, 2017 versus the same period in 2016, primarily due to a favorable mix in the Strategic Services segment.

Products gross profit decreased $6.2 million to $264.6 million for the three months ended March 31, 2017 versus the same period in 2016 primarily due to price pressures and lower volume in Variable Print and certain International reporting units, partially offset by higher volume in the Asia reporting unit and cost control initiatives. Products gross margin decreased from 21.8% to 20.5%, driven by price pressures and an unfavorable revenue mix within the Variable Print segment and much of the International segment, partially offset by cost control initiatives.

Services gross profit increased $1.5 million to $63.2 million for the three months ended March 31, 2017 versus the same period in 2016 due to increased volume in freight brokerage and courier services in the logistics reporting unit and increased fuel surcharges, partially offset by price pressures. Services gross margin increased from 15.3% to 16.3%, reflecting favorable revenue mix in the Strategic Services segment.

Selling, general and administrative expenses decreased $6.6 million to $222.7 million for the three months ended March 31, 2017 versus the same period in 2016 reflecting lower corporate and other overhead costs related to the pre-Separation combined entity, lower legal expenses and cost control initiatives. As a percentage of net sales, selling, general and administrative expenses decreased from 13.9% to 13.3% for the three months ended March 31, 2017 versus the same period in 2016, due to the impact of the aforementioned expenses.

For the three months ended March 31, 2017, the Company recorded net restructuring, impairment and other charges of $9.1 million. These charges included $6.4 million for employee termination costs, which were related to the ceasing of the Company’s relationship in a joint venture within the International segment, the reorganization of selling and general and administrative functions primarily within the Corporate and Variable Print segments and one facility closure in the Strategic Services segment. The Company also incurred lease termination and other restructuring costs of $1.6 million and impairment charges of $0.5 million for equipment related to a facility closure in the Strategic Services segment during the three months ended March 31, 2017. Additionally, the Company recorded $0.6 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. Refer to Note 7, Restructuring, Impairment and Other Charges, within the Notes to the Condensed Consolidated Financial Statements for additional information.

For the three months ended March 31, 2016, the Company recorded net restructuring, impairment and other charges of $5.3 million. The Company recorded $4.9 million of employee termination costs, primarily due to two facility closures in the International segment and the reorganization of certain operations. The Company also recorded lease termination and other restructuring charges of $1.5 million and $0.5 million of other charges related to multi-employer pension plan withdrawal obligations unrelated to facility closures for the three months ended March 31, 2016. Additionally, the Company recorded $1.6 million of net gains on the sale of previously impaired assets, partially offset by impairment charges related to buildings and machinery and equipment associated with facility closures. Refer to Note 7, Restructuring, Impairment and Other Charges, within the Notes to the Condensed Consolidated Financial Statements for additional information.

Depreciation and amortization decreased $4.0 million to $48.6 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to lower capital spending in recent years compared to historical levels and certain International customer relationship intangible assets becoming fully amortized since the prior year quarter. Depreciation and amortization included $7.5 million and $9.6 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2016, other operating income was $12.3 million, which consisted of the gain on the sale of two entities in the International segment.

Income from operations for the three months ended March 31, 2017 was $47.4 million, a decrease of $10.2 million, or 17.7%, compared to the three months ended March 31, 2016. The decrease was due to the prior year $12.3 million gain on the sale of two entities in the International segment, price pressures, lower volume in the Variable print segment and certain reporting units within the International segment and higher restructuring, impairment and other charges, partially offset by lower corporate and other overhead costs related to the pre-Separation combined entity, higher volume in the Asia reporting unit, reduced legal expenses and depreciation and amortization expense and cost control initiatives.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$48.3	$50.4	$(2.1)	(4.2%)
Investment and other expense (income)-net	48.7	(0.1)	48.8	nm

Net interest expense decreased by $2.1 million for the three months ended March 31, 2017 versus the same period in 2016, primarily due to a decrease in average senior notes outstanding, partially offset by higher average borrowings under the Company’s credit facilities.

Net investment and other expense (income)-net for the three months ended March 31, 2017 and 2016 was expense of $48.7 million and income of $0.1 million, respectively. During the three months ended March 31, 2017, the Company sold its retained interest in LSC which resulted in a net realized loss of $51.6 million, partially offset by income of $1.3 million from affordable housing investments.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
(Loss) earnings before income taxes	$(49.6)	$7.3	$(56.9)	nm
Income tax expense	0.2	3.4	(3.2)	(94.1%)
Effective income tax rate	(0.4%)	46.6%

The effective income tax rate for the three months ended March 31, 2017 was (0.4%) compared to 46.6% in the same period in 2016. The effective income tax rate for the period ended March 31, 2017 reflects the impact of the realized loss on the sale of the LSC retained shares. The sale generated a capital loss which will be carried forward, however it is more likely than not that the benefit of such deferred tax asset will not be realized and a full valuation allowance was recorded. The income tax provision for the period ended March 31, 2016 reflects the impact of income generated in higher taxing jurisdictions and the inability to recognize a tax benefit on certain losses.

Income attributable to noncontrolling interests was $0.3 million for both the three months ended March 31, 2017 and 2016, respectively.

The net loss from continuing operations, excluding the impact from non-controlling interests, attributable to RRD common stockholders for the three months ended March 31, 2017 was $50.1 million, or $0.71 per diluted share, compared to net earnings of $3.6 million, or $0.05 per diluted share, for the three months ended March 31, 2016.

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

Variable Print

	Three Months Ended
	March 31,
	2017	2016
	(in millions, except percentages)
Net sales	$777.1	$780.1
Income from operations	43.8	53.8
Operating margin	5.6%	6.9%
Restructuring, impairment and other charges-net	1.0	1.3

	Net Sales for the Three Months Ended
	March 31,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$398.5	$397.8	$0.7	0.2%
Direct mail	132.5	129.6	2.9	2.2%
Statement printing	104.9	108.4	(3.5)	(3.2%)
Labels	97.1	98.3	(1.2)	(1.2%)
Forms	44.1	46.0	(1.9)	(4.1%)
Total Variable Print	$777.1	$780.1	$(3.0)	(0.4%)

Net sales for the Variable Print segment for the three months ended March 31, 2017 were $777.1 million, a decrease of $3.0 million, or 0.4%, compared to 2016, including a $0.2 million increase due to changes in foreign exchange rates. Net sales decreased due to lower volume primarily in the direct mail, statement printing, forms and labels reporting units and price pressures. An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales increased slightly as a result of higher volume with a large customer, largely offset by lower transactional commercial print volume and price pressures.
•	Direct mail: Sales increased slightly as a result of incremental sales from the acquisition of Precision Dialogue, mostly offset by lower volume and price pressures.
•	Statement printing: Sales decreased as a result of lower volume, a decline in postage pass-through sales and price pressures.
•	Labels: Sales decreased as a result of lower volume and price pressures, partially offset by increased prime, pressure sensitive and imaged labels volume.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations decreased $10.0 million for the three months ended March 31, 2017, primarily due to unfavorable mix within commercial and digital print and price pressures, partially offset by a favorable mix within labels, statement printing and forms. Operating margins decreased from 6.9% for the three months ended March 31, 2016 to 5.6% for the three months ended March 31, 2017 due to unfavorable mix within commercial and digital print and price pressures, partially offset by cost control initiatives and favorable mix within labels, statement printing and forms.

Strategic Services

	Three Months Ended
	March 31,
	2017	2016
	(in millions, except percentages)
Net sales	$424.6	$384.5
Income from operations	3.8	3.1
Operating margin	0.9%	0.8%
Restructuring, impairment and other charges-net	2.0	0.4

	Net Sales for the Three Months Ended
	March 31,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Logistics	$294.5	$301.0	$(6.5)	(2.2%)
Sourcing	93.0	47.3	45.7	96.6%
Digital and creative solutions	37.1	36.2	0.9	2.5%
Total Strategic Services	$424.6	$384.5	$40.1	10.4%

Net sales for the Strategic Services segment for the three months ended March 31, 2017 were $424.6 million, an increase of $40.1 million, or 10.4%, compared to 2016. Net sales increased primarily due to higher volume in sourcing, freight brokerage and courier services and increased fuel surcharges in logistics, partially offset by lower postage pass-through sales in logistics. An analysis of net sales by reporting unit follows:

•

Logistics: Sales decreased primarily due to a decrease in postage pass-through sales in pre-sort and international mail services and price pressures, partially offset by higher volume in freight brokerage and courier services and an increase in fuel surcharge revenues.

•

Sourcing: Sales increased primarily due to higher volume resulting from the commercial agreements entered into as part of the spinoffs and higher commercial and forms volume, partially offset by lower volume in labels.

•	Digital and creative solutions: Sales increased due to incremental revenue from the acquisition of Precision Dialogue, partially offset by lower prepress and photo volume.

Strategic Services segment income from operations increased $0.7 million for the three months ended March 31, 2017, mainly due to increased fuel surcharges, partially offset by price pressures and higher restructuring, impairment and other charges. Operating margins increased slightly from 0.8% to 0.9%  primarily due to increased fuel surcharges in logistics, productivity and cost control initiatives, partially offset by price pressures and higher restructuring, impairment and other charges. Higher restructuring, impairment and other charges negatively impacted operating margins by 0.4 percentage points.

International

	Three Months Ended
	March 31,
	2017	2016
	(in millions, except percentages)
Net sales	$474.6	$481.0
Income from operations	16.9	37.0
Operating margin	3.6%	7.7%
Gain on sale of businesses	—	(12.3)
Restructuring, impairment and other charges-net	4.5	1.9

	Net Sales for the Three Months Ended
	March 31,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Asia	$181.0	$158.2	$22.8	14.4%
Global Turnkey Solutions	109.8	120.7	(10.9)	(9.0%)
Business process outsourcing	94.6	111.6	(17.0)	(15.2%)
Canada	54.3	60.1	(5.8)	(9.7%)
Latin America	34.9	30.4	4.5	14.8%
Total International	$474.6	$481.0	$(6.4)	(1.3%)

Net sales in the International segment for the three months ended March 31, 2017 were $474.6 million, a decrease of $6.4 million, or 1.3%, compared to the same period in 2016, inclusive of a $9.5 million, or 2.0%, decrease due to changes in foreign exchange rates. After including the impact of changes in foreign exchange rates, net sales increased due to higher volume in Asia, partially offset by lower volume in business process outsourcing, Canada and Global Turnkey Solutions, as well as price pressures. An analysis of net sales by reporting unit follows:

•	Asia: Sales increased due to higher volume primarily in packaging, partially offset by lower volume in publications along with price pressures.
•	Global Turnkey Solutions: Sales decreased primarily due to lower volume in books and packaging.
•

Business process outsourcing: Sales decreased due to changes in foreign exchanges rates, lower volume primarily driven by the disposal of two entities during the first quarter of 2016 and price pressures.

•	Canada: Sales decreased due to lower volume in commercial print, forms and labels, partially offset by increased volume in statement printing and favorable changes in foreign exchange rates.
•	Latin America: Sales increased primarily due to favorable changes in foreign exchange rates across the region and higher volume in books.

International segment income from operations decreased $20.1 million primarily due to the prior year $12.3 million gain recognized on the sale of two entities, lower volume in business process outsourcing, Canada and Global Turnkey Solutions, higher restructuring, impairment and other charges and price pressures, partially offset by increased volume in Asia. Operating margins decreased from 7.7% to 3.6%, driven by the prior year $12.3 million gain recognized on the sale of two entities, lower volume in Canada, Global Turnkey Solutions and business process outsourcing, higher restructuring, impairment and other charges and price pressures, partially offset by increased packaging volume in Asia. The prior year gain on the sale of businesses and higher restructuring, impairment and other charges negatively impacted operating margins by 2.6 and 0.6 percentage points, respectively.

Corporate

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Operating expenses	$17.1	$36.3
Spinoff-related transaction expenses	2.1	—
Restructuring, impairment and other charges-net	1.6	1.7
Acquisition-related expenses	—	0.6

Corporate operating expenses in the three months ended March 31, 2017 were $17.1 million, a decrease of $19.2 million compared to the same period in 2016. The decrease was primarily driven by lower corporate and other overhead costs related to the pre-Separation combined entity, lower legal expenses and cost control initiatives, partially offset by lower pension and postretirement plan income and spinoff-related transaction expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its stockholders. Operating cash flows and available capacity under the Company’s $800.0 million senior secured revolving credit facility (the “Credit Agreement”) are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, distributions to stockholders that may be approved by the Board of Directors, acquisitions, capital expenditures necessary to support productivity improvement and growth and completion of restructuring programs.

The following describes the Company’s cash flows for the three months ended March 31, 2017 and 2016. The Company’s cash flows for all periods prior to the October 1, 2016 Distribution include the impact of LSC and Donnelley Financial. Refer to Note 2, Discontinued Operations, to the Condensed Consolidated Financial Statements for information on the significant non-cash items, capital expenditures and depreciation and amortization related to LSC and Donnelley Financial.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $18.6 million for the three months ended March 31, 2017, compared to $192.8 million during the same period in 2016. The decrease in net cash used in operating activities was impacted by timing of supplier and customer payments and lower interest, spinoff-related transaction and tax payments, partially offset by the impact of the spinoff of LSC and Donnelley Financial.

Cash Flows From Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 was $95.5 million compared to cash used in investing activities of $29.5 million for the three months ended March 31, 2016. Capital expenditures were $26.1 million during the first three months of 2017, a decrease of $22.0 million as compared to the same period of 2016. For the three months ended March 31, 2017, cash provided by investing activities included net proceeds of $121.4 million from the sale of the Company’s investment in LSC. For the three months ended March 31, 2016, cash used in investing activities included $13.4 million of proceeds from business dispositions in the International segment.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $151.4 million compared to cash provided by financing activities of $92.0 million in the same period in 2016. During the three months ended March 31, 2017, the Company had $425.0 million and $280.0 million of payments and borrowings, respectively, under the Credit Agreement, compared to $145.0 million of net borrowings under the prior credit facility during the three months ended March 31, 2016. Additionally, dividends paid decreased $44.5 million from $54.3 million during the three months ended March 31, 2016 to $9.8 million during the three months ended March 31, 2017.

LIQUIDITY

Cash and cash equivalents of $244.3 million as of March 31, 2017 included $32.4 million in the U.S. and $211.9 million at international locations. The Company’s foreign subsidiaries are expected to make payments of approximately $16.0 million during the remainder of 2017 in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $7.6 million as of March 31, 2017 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents at March 31, 2017 were $13.9 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

During the three months ended March 31, 2017, the Company sold the 6.2 million common shares it retained upon the spinoff of LSC for net proceeds of $121.4 million. The proceeds of this sale were used to repay a portion of the outstanding borrowings under the Credit Agreement. As of March 31, 2017, the Company continued to hold the 6.2 million common shares it retained of Donnelley Financial upon spinoff. The Company expects to dispose of these retained shares of common stock in Donnelley Financial by the end of the third quarter of 2017 and intends to use the proceeds from the disposition of these shares to reduce debt.

The Company’s debt maturities as of March 31, 2017 are shown in the following table:

	Debt Maturity Schedule
	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Senior notes and debentures and borrowings under the Credit Agreement (a)	$2,252.2	$—	$—	$172.2	$350.0	$571.0	$1,159.0
Capital lease obligations	0.1	0.1	—	—	—	—	—
Miscellaneous debt obligations	12.5	12.4	0.1	—	—	—	—
Total	$2,264.8	$12.5	$0.1	$172.2	$350.0	$571.0	$1,159.0

(a)	Excludes unamortized debt issuance costs of $15.8 million and a discount of $1.7 million which do not represent contractual commitments with a fixed amount or maturity date.

Borrowings under the Credit Agreement bear interest at a base or LIBOR plus an applicable margin determined at the time of the borrowing. In addition, the Company pays facility commitment fees which fluctuate dependent on the Credit Agreement’s leverage ratio. Borrowings under the Credit Agreement are used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by its material and certain other domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company.

The Credit Agreement is subject to a number of covenants, including a maximum leverage ratio, as defined and calculated pursuant to the Credit Agreement, that in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and acquisitions, make restricted payments and dispose of certain assets.

There were $40.0 million of borrowings under the Credit Agreement as of March 31, 2017. Based on the Company’s results of operations for the twelve months ended March 31, 2017 and existing borrowings, the Company would have had the ability to utilize approximately $458.2 million of the $800.0 million Credit Agreement and not have been in violation of the terms of the agreement.

The current availability under the Credit Agreement as of March 31, 2017 is shown in the table below:

March 31, 2017
Availability	(in millions)
Committed Credit Agreement	$800.0
Availability reduction from covenants	301.8
$498.2
Usage
Borrowings under the Credit Agreement	40.0
Impact on availability related to outstanding letters of credit	—
40.0

Current availability at March 31, 2017	$458.2

The Company was in compliance with its debt covenants as of March 31, 2017, and expects to remain in compliance based on management’s estimates of operating and financial results for 2017 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of March 31, 2017, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by sixteen U.S. and international financial institutions.

As of March 31, 2017, the Company had $84.1 million in outstanding letters of credit and bank guarantees, of which $62.8 million were issued under the Credit Agreement. As of March 31, 2017, the Company also had $141.8 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”).  As of March 31, 2017, bank acceptance drafts, letters of credit and guarantees of $27.1 million were issued, and reduced availability, under the Company’s Other Facilities.  Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $52.3 million as of March 31, 2017.

The Company’s liquidity may be affected by its credit ratings. The Company’s Standard & Poor Rating Services (“S&P”) and Moody’s credit ratings as of March 31, 2017 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	B+, Stable	B1, Stable
Senior unsecured debt	B+	B2
Credit Agreement	BB	Ba1

Dividends

During the three months ended March 31, 2017, the Company paid cash dividends of $9.8 million. On April 6, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.14 per common share payable on June 1, 2017 to RRD stockholders of record on May 15, 2017.

Acquisitions and Dispositions

During the three months ended March 31, 2016, the Company sold two entities within the business process outsourcing reporting unit, for net proceeds of $13.4 million.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At March 31, 2017, the Company’s variable-interest borrowings were $52.1 million. Approximately 97.7% of the Company’s outstanding debt was comprised of fixed-rate debt as of March 31, 2017.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2017 and December 31, 2016 by approximately $64.5 million and $69.6 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of March 31, 2017 and December 31, 2016, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $102.3 million and $172.2 million, respectively (see Note 17, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized losses from these foreign exchange forward contracts were $0.2 million at March 31, 2017 and net unrealized gains from these foreign exchange forward contracts were $0.2 million at December 31, 2016. The Company does not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated financial statements are described in Note 19, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	adverse changes in global economic conditions and the resulting effect on the businesses of our customers;

•	political and regulatory risks and uncertainty in the countries in which we operate or sell our products and services;
•	loss of brand reputation and decreases in quality of customer support and service offerings;
•	changes in consumer preferences or a failure to otherwise manage relationships with our significant customers;
•	adverse credit market conditions and other issues that may affect the Company’s ability to obtain future financing on favorable terms;
•	the Company’s ability to make payments on, reduce or extinguish any of its material indebtedness;
•	changes in the availability or costs of key materials (such as ink, paper and fuel), increases in shipping costs or changes in prices received for the sale of by-products;
•	the ability of the Company to improve operating efficiency rapidly enough to meet market conditions;
•	successful negotiation, execution and integration of acquisitions;
•	increased pricing pressure as a result of the competitive environment in which the Company operates;
•	increasing health care and benefits costs for employees and retirees;
•	changes in the Company’s pension and other postretirement obligations;
•	catastrophic events which may damage the Company’s facilities or otherwise disrupt the business;
•	adverse trends or events in our operations outside of the United States;
•	the effect of inflation, changes in currency exchange rates and changes in interest rates;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to the Company’s market risk since December 31, 2016.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set for in the Company’s 2016 Form 10-K.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2017 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2017 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	—	$—	—	$—
February 1, 2017 - February 28, 2017	—	—	—	$—
March 1, 2017 - March 31, 2017	106,629	17.72	—	$—
Total	106,629	$17.72	—
(a)	Shares withheld for tax liabilities upon vesting of equity awards

The Credit Agreement generally allows annual dividend payments of up to $60.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. For more detail refer to the Credit Agreement and its amendments filed as exhibits to this Quarterly Report on Form 10-Q.

Item 4: Mine Safety Disclosures

Not applicable

Item 6. Exhibits

31.1*	Certification by Daniel L. Knotts, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification by Terry D. Peterson, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**

Certification by Daniel L. Knotts, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**

Certification by Terry D. Peterson, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

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

Date: May 3, 2017