Form 10-Q
period 2017-06-30
RR Donnelley & Sons Co
filed 2017-08-02
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☐    No  ☒

As of July 28, 2017, 70.0 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$224.0	$317.5
Receivables, less allowances for doubtful accounts of $35.7 in 2017 (2016 - $35.9)	1,301.5	1,354.4
Inventories (Note 4)	392.4	379.6
Prepaid expenses and other current assets	142.3	136.7
Investment in LSC and Donnelley Financial (Note 2)	2.3	328.7
Total current assets	2,062.5	2,516.9
Property, plant and equipment-net (Note 5)	633.2	650.3
Goodwill (Note 6)	607.1	602.0
Other intangible assets-net (Note 6)	157.5	171.9
Deferred income taxes	119.7	108.9
Other noncurrent assets	251.8	234.7
Total assets	$3,831.8	$4,284.7
LIABILITIES
Accounts payable	$911.6	$1,001.2
Accrued liabilities	409.7	541.7
Short-term and current portion of long-term debt (Note 15)	19.1	8.2
Total current liabilities	1,340.4	1,551.1
Long-term debt (Note 15)	2,233.4	2,379.2
Pension liabilities	105.9	119.4
Other postretirement benefits plan liabilities	130.3	134.1
Other noncurrent liabilities	183.3	193.1
Total liabilities	3,993.3	4,376.9
Commitments and Contingencies (Note 14)
EQUITY (Note 10)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2017 and 2016	0.9	0.9
Additional paid-in-capital	3,449.0	3,468.5
Accumulated deficit	(2,140.1)	(2,155.4)
Accumulated other comprehensive loss	(143.0)	(55.7)
Treasury stock, at cost, 19.0 shares in 2017 (2016 - 19.1 shares)	(1,341.9)	(1,364.0)
Total RRD stockholders' equity	(175.1)	(105.7)
Noncontrolling interests	13.6	13.5
Total equity	(161.5)	(92.2)
Total liabilities and equity	$3,831.8	$4,284.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Products net sales	$1,263.4	$1,231.7	$2,552.3	$2,474.4
Services net sales	382.6	400.9	770.0	803.8
Total net sales	1,646.0	1,632.6	3,322.3	3,278.2

Products cost of sales (exclusive of depreciation and amortization)	1,020.7	985.2	2,045.0	1,957.1
Services cost of sales (exclusive of depreciation and amortization)	322.2	331.0	646.4	672.2
Total cost of sales	1,342.9	1,316.2	2,691.4	2,629.3

Products gross profit	242.7	246.5	507.3	517.3
Services gross profit	60.4	69.9	123.6	131.6
Total gross profit	303.1	316.4	630.9	648.9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	213.2	233.6	435.9	462.9
Restructuring, impairment and other charges-net (Note 7)	3.8	8.2	12.9	13.5
Depreciation and amortization	47.5	49.9	96.1	102.5
Other operating income	—	—	—	(12.3)
Income from operations	38.6	24.7	86.0	82.3
Interest expense-net	45.5	51.4	93.8	101.8
Investment and other (income) expense -net	(93.1)	0.7	(44.4)	0.6
Loss on debt extinguishments	13.6	—	13.6	—
Earnings (loss) before income taxes	72.6	(27.4)	23.0	(20.1)
Income tax benefit	(4.1)	(4.4)	(3.9)	(1.0)
Net earnings (loss) from continuing operations	76.7	(23.0)	26.9	(19.1)
Income from discontinued operations, net of tax (Note 2)	—	8.7	—	44.9
Net earnings (loss)	76.7	(14.3)	26.9	25.8
Less: Income attributable to noncontrolling interests	0.2	0.2	0.5	0.5
Net earnings (loss) attributable to RRD common stockholders	$76.5	$(14.5)	$26.4	$25.3

Basic net earnings (loss) per share attributable to RRD common stockholders (Note 11):
Continuing operations	$1.09	$(0.33)	$0.38	$(0.28)
Discontinued operations	$—	$0.12	$—	$0.64
Net earnings (loss) attributable to RRD stockholders	$1.09	$(0.21)	$0.38	$0.36

Diluted net earnings (loss) per share attributable to RRD common stockholders (Note 11):
Continuing operations	$1.09	$(0.33)	$0.38	$(0.28)
Discontinued operations	$—	$0.12	$—	$0.64
Net earnings (loss) attributable to RRD	$1.09	$(0.21)	$0.38	$0.36

Dividends declared per common share	$0.14	$0.78	$0.28	$1.56

Weighted average number of common shares outstanding:
Basic	70.1	70.0	70.1	69.9
Diluted	70.2	70.0	70.3	69.9

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings (loss)	$76.7	$(14.3)	$26.9	$25.8

Other comprehensive (loss) income, net of tax (Note 12):
Translation adjustments	20.1	(22.5)	29.1	(4.6)
Adjustment for available-for-sale securities	(85.2)	—	(117.5)	—
Adjustment for net periodic pension and postretirement benefits plan cost	0.7	6.7	1.4	6.1
Other comprehensive (loss) income	(64.4)	(15.8)	(87.0)	1.5
Comprehensive income (loss)	12.3	(30.1)	(60.1)	27.3
Less: comprehensive income attributable to noncontrolling interests	0.3	0.2	0.8	0.7
Comprehensive income (loss) attributable to RRD common stockholders	$12.0	$(30.3)	$(60.9)	$26.6

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net earnings	$26.9	$25.8
Adjustments to reconcile net earnings to net cash used in operating activities:
Impairment charges - net	0.3	0.6
Depreciation and amortization	96.1	211.0
Provision for doubtful accounts receivable	1.4	12.5
Share-based compensation	4.3	10.0
Deferred income taxes	(5.3)	(20.8)
Changes in uncertain tax positions	0.4	(1.4)
Gain on investments and other assets - net	(2.4)	(12.4)
Realized gain on disposition of available-for-sale securities - net	(40.8)	—
Loss on debt extinguishments	13.6	—
Net pension and other postretirement benefits plan income	(7.3)	(38.1)
Loss on pension settlement	—	96.9
Other	9.3	3.3
Changes in operating assets and liabilities - net of dispositions:
Accounts receivable - net	69.8	14.2
Inventories	(8.0)	(3.3)
Prepaid expenses and other current assets	(6.9)	(10.8)
Accounts payable	(111.2)	(274.5)
Income taxes payable and receivable	(3.4)	(15.2)
Accrued liabilities and other	(79.6)	(84.9)
Pension and other postretirement benefits plan contributions	(9.0)	(13.2)
Net cash used in operating activities	(51.8)	(100.3)
INVESTING ACTIVITIES
Capital expenditures	(54.2)	(101.4)
Disposition of businesses	—	13.4
Proceeds from sales of investments and other assets	126.7	3.1
Transfers from restricted cash	0.7	14.9
Other investing activities	—	(2.1)
Net cash provided by (used in) investing activities	73.2	(72.1)
FINANCING ACTIVITIES
Net change in short-term debt	12.3	0.9
Payments of current maturities and long-term debt	(200.4)	(2.9)
Payments on Credit Agreement borrowings	(655.0)	—
Proceeds from Credit Agreement borrowings	820.0	—
Net proceeds from credit facility borrowings	—	185.0
Dividends paid	(19.6)	(108.7)
Net transfer of cash and cash equivalents to LSC and Donnelley Financial	(78.0)	—
Other financing activities	(1.6)	1.9
Net cash (used in) provided by financing activities	(122.3)	76.2
Effect of exchange rate on cash and cash equivalents	7.4	(2.8)
Net decrease in cash and cash equivalents	(93.5)	(99.0)
Cash and cash equivalents at beginning of year	317.5	389.6
Cash and cash equivalents at end of period	$224.0	$290.6

SUPPLEMENTAL NON-CASH DISCLOSURE:
Assumption of warehousing equipment related to customer contract	$—	$8.8
Debt-for-equity exchange	130.5	—

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RRD”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Spinoff Transactions

On October 1, 2016, the Company completed the separation of its financial communications and data services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and the publishing and retail-centric print services and office products business (“LSC Communications, Inc.” or “LSC”) into two separate publicly-traded companies (the "Separation"). The Company completed the tax-free distribution of 80.75% of the outstanding common stock of each Donnelley Financial and LSC to the Company’s stockholders of record on September 23, 2016 who received one share of each Donnelley Financial and LSC for every eight shares of RRD common stock owned as of the record date (the “Distribution”). The Company retained 19.25% of the outstanding common stock of each Donnelley Financial and LSC. The historical financial results of Donnelley Financial and LSC prior to the Separation, are presented as discontinued operations on the Condensed Consolidated Statements of Operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Sales from RRD to Donnelley Financial and LSC previously eliminated in consolidation have been recast and are now shown as external sales within the financial results of continuing operations. These net sales were $36.3 million and $77.9 million for the three and six months ended June 30, 2016, respectively. Unless indicated otherwise, the information in the Notes to Condensed Consolidated Financial Statements relates to the Company's continuing operations. Prior periods have been recast to reflect the Company's current segment reporting structure. See Note 2, Discontinued Operations, for more information on the Separation.

Reverse Stock Split

Immediately following the Distribution on October 1, 2016, the Company affected a one-for-three reverse stock split for RRD common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s Board of Directors on September 14, 2016 and previously approved by the Company’s stockholders at the annual meeting on May 19, 2016. As a result of the Reverse Stock Split, the number of issued and outstanding and treasury shares of the Company’s common stock was reduced proportionally based on the Reverse Stock Split ratio of one share for every three shares of common stock held before the Reverse Stock Split. All references in these unaudited condensed consolidated interim financial statements to the number of shares of common stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

2. Discontinued Operations

Immediately following the Distribution, the Company held approximately 6.2 million shares of Donnelley Financial Solutions common stock and approximately 6.2 million shares of LSC common stock. The Company accounts for these investments as available-for-sale equity securities. In March 2017, the Company sold the 6.2 million shares of LSC common stock it retained upon spinoff for net proceeds of $121.4 million, resulting in a realized loss of $51.6 million, which was recorded within investment and other income (expense)-net in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2017. In June 2017, the Company completed a non-cash debt-for-equity exchange, in which RRD exchanged 6,143,208 of its retained shares of Donnelley Financial for the extinguishment of $111.6 million in aggregate principal amount of RRD indebtedness. See Note 15, Debt, for additional details of this debt-for-equity transaction. As of June 30, 2017, the fair value of the remaining 99,594 retained shares of Donnelley Financial common stock was $2.3 million.

The following details the financial results of discontinued operations:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Net sales	$1,133.4	$2,180.8
Cost of sales	845.0	1,655.6
Operating expenses (a)	260.9	422.0
Interest and other expense (income), net (b)	17.6	35.5
Earnings before income taxes	9.9	67.7
Income tax expense	1.2	22.8
Net earnings from discontinued operations	$8.7	$44.9
(a)	Includes spinoff transaction costs incurred of $18.4 million and $30.3 million during the three and six month period ended June 30, 2016.
(b)

Includes the related interest expense of the corporate level debt which was retired in connection with the Separation totaling $17.8 million and $35.8 million for the three and six months ended June 30, 2016.

The significant non-cash items and capital expenditures of discontinued operations were as follows:

Six Months Ended
June 30,
2016
Depreciation and amortization	$108.5
Pension settlement charges	76.5
Impairment charges	1.4
Assumption of warehousing equipment related to customer contract	8.8
Purchase of property, plant and equipment	31.2

In connection with the Separation, the Company entered into transition services agreements with Donnelley Financial and LSC under which the companies will provide one another with certain services to help ensure an orderly transition following the Separation (the “Transition Services Agreement”). The charges for these services are intended to allow the companies, as applicable, to recover the direct and indirect costs incurred in providing such services. The Transition Services Agreement generally provides for a term of services starting at the Separation date and continuing for a period of up to twenty-four months following the Separation. During the three and six months ended June 30, 2017, the Company recognized $2.2 million and $5.0 million, respectively, as a reduction of costs within selling general and administrative expenses within the Condensed Consolidated Statements of Operations from the Transition Services Agreement.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company also entered into various commercial agreements which govern sales transactions between the companies. Under these commercial agreements, the Company recognized the following transactions with LSC and Donnelley Financial during the three and six months ended June 30, 2017:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Net sales to LSC and Donnelley Financial	$86.2	$169.1
Purchases from LSC and Donnelley Financial	31.9	69.0

Additionally, the Company had the following balances recorded within the Condensed Consolidated Balance Sheets associated with LSC and Donnelley Financial:

	June 30,	December 31,
	2017(b)	2016
Accounts receivable	$17.5	$78.1
Accounts payable	12.5	62.6
Accrued liabilities (a)	—	78.0
(a)	The balance as of December 31, 2016 consisted of the final cash settlement required by a provision in the Separation and Distribution agreement which was paid in April 2017.
(b)	The balance as of June 30, 2017 relates only to Donnelley Financial.

The Company also recognized $75.2 million of net cash inflow from Donnelley Financial and LSC within operating activities in the Condensed Consolidated Statements of Cash Flows during the six months ended June 30, 2017.

3. Acquisitions and Dispositions

2016 Acquisition

On August 4, 2016, the Company acquired Precision Dialogue Holdings, LLC (“Precision Dialogue”), a provider of email marketing, direct mail marketing and other services with operations in the United States for a purchase price, net of cash acquired, of approximately $59.2 million. The acquisition expanded the Company’s ability to help its customers measure communications effectiveness and audience engagement. During the three and six months ended June 30, 2017, Precision Dialogue contributed $13.7 million and $27.5 million, respectively, in sales and income before income taxes of $0.6 million and $1.5 million, respectively. Precision Dialogue is included within the operating results of the Variable Print and Strategic Services segments.

 2016 Dispositions

On January 11, 2016, the Company sold two entities within the business process outsourcing reporting unit for net proceeds of $13.4 million. This resulted in a net gain of $12.3 million during the six months ended June 30, 2016, which was recorded in other operating income in the Condensed Consolidated Statements of Operations. Additionally, during the three months ended September 30, 2016, the Company sold three immaterial entities in the International segment.

4. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Raw materials and manufacturing supplies	$144.3	$133.8
Work in process	88.0	84.4
Finished goods	176.7	179.4
LIFO reserve	(16.6)	(18.0)
Total	$392.4	$379.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

5. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Land	$55.7	$56.0
Buildings	410.5	403.0
Machinery and equipment	1,844.8	1,805.4
	2,311.0	2,264.4
Less: Accumulated depreciation	(1,677.8)	(1,614.1)
Total	$633.2	$650.3

During the three and six months ended June 30, 2017, depreciation expense was $34.9 million and $70.6 million, respectively.  During the three and six months ended June 30, 2016, depreciation expense was $38.9 million and $78.6 million, respectively.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows:

	Variable	Strategic
	Print	Services	International	Total
Net book value as of December 31, 2016
Goodwill	$1,823.0	$365.2	$1,017.9	$3,206.1
Accumulated impairment losses	(1,550.5)	(148.7)	(904.9)	(2,604.1)
Total	272.5	216.5	113.0	602.0
Foreign exchange and other adjustments	—	—	5.1	5.1
Net book value as of June 30, 2017
Goodwill	1,823.5	365.2	1,060.0	3,248.7
Accumulated impairment losses	(1,551.0)	(148.7)	(941.9)	(2,641.6)
Total	$272.5	$216.5	$118.1	$607.1

The components of other intangible assets at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$527.9	$(393.6)	$134.3	$517.9	$(370.7)	$147.2
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	26.2	(24.8)	1.4	26.2	(24.4)	1.8
Trade names	36.9	(15.1)	21.8	36.8	(13.9)	22.9
Total other intangible assets	$593.0	$(435.5)	$157.5	$582.9	$(411.0)	$171.9

Amortization expense for other intangible assets was $7.0 million and $14.5 million for the three and six months ended June 30, 2017, respectively. Amortization expense for other intangible assets was $8.1 million and $17.7 million for the three and six months ended June 30, 2016, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

7. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended June 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2017	Terminations	Charges	Charges	Impairment	Charges	Total
Variable Print	$0.6	$0.2	$0.8	$(0.3)	$0.5	$1.0
Strategic Services	0.1	(0.1)	—	—	0.1	0.1
International	1.0	0.9	1.9	—	—	1.9
Corporate	0.7	0.1	0.8	—	—	0.8
Total	$2.4	$1.1	$3.5	$(0.3)	$0.6	$3.8

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2016	Terminations	Charges	Charges	Impairment	Charges	Total
Variable Print	$0.2	$0.4	$0.6	$0.4	$0.5	$1.5
Strategic Services	0.2	—	0.2	—	0.1	0.3
International	2.3	0.6	2.9	0.3	—	3.2
Corporate	3.4	(0.2)	3.2	—	—	3.2
Total	$6.1	$0.8	$6.9	$0.7	$0.6	$8.2

For the six months ended June 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Six Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2017	Terminations	Charges	Charges	Impairment	Charges	Total
Variable Print	$1.0	$0.3	$1.3	$(0.3)	$1.0	$2.0
Strategic Services	1.1	0.3	1.4	0.5	0.2	2.1
International	4.5	1.9	6.4	—	—	6.4
Corporate	2.2	0.2	2.4	—	—	2.4
Total	$8.8	$2.7	$11.5	$0.2	$1.2	$12.9

Six Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2016	Terminations	Charges	Charges	Impairment	Charges	Total
Variable Print	$0.4	$1.2	$1.6	$0.3	$0.9	$2.8
Strategic Services	0.5	—	0.5	—	0.2	0.7
International	6.5	1.1	7.6	(2.5)	—	5.1
Corporate	3.6	—	3.6	1.3	—	4.9
Total	$11.0	$2.3	$13.3	$(0.9)	$1.1	$13.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and Impairment Charges

For the three and six months ended June 30, 2017, the Company recorded net restructuring charges of $2.4 million and $8.8 million, respectively, for employee termination costs. These charges primarily relate to ceasing the Company’s relationship in a joint venture within the International segment, the reorganization of selling, general and administrative functions primarily within the Corporate, International and Variable Print segments and one facility closure in the Strategic Services segment. The Company also recorded $0.3 million related to a net gain on the sale of previously impaired equipment during the three months ended June 30, 2017. For the six months ended June 30, 2017, the Company recorded net impairment charges of $0.2 million primarily related to the impairment of equipment associated with the facility closure in the Strategic Services segment, partially offset by the aforementioned net gain recorded in the second quarter of 2017. Additionally, the Company incurred lease termination and other restructuring charges of $1.1 million and $2.7 million, respectively, for the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2016, the Company recorded net restructuring charges of $6.1 million and $11.0 million, respectively, for employee termination costs. These charges primarily related to two facility closures in the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $0.8 million and $2.3 million, respectively, for the three and six months ended June 30, 2016. The Company incurred $0.7 million of impairment charges related to buildings and machinery and equipment associated with facility closures for the three months ended June 30, 2016. For the six month period ended June 30, 2016, the Company recognized $0.9 million of net gains on the sale of previously impaired assets, partially offset by impairment charges related to buildings and machinery and equipment associated with facility closures.

Other Charges

For the three and six months ended June 30, 2017 and 2016, the Company recorded other charges of $0.6 million and $1.2 million and $0.6 million and $1.1 million, respectively, for multi-employer withdrawal pension plan obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $4.9 million and $33.4 million, respectively, as of June 30, 2017.

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

 Restructuring Reserve

The restructuring reserve as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	June 30,
	2016	Charges	Other	Paid	2017
Employee terminations	$7.6	$8.8	$(0.3)	$(7.6)	$8.5
Multi-employer pension withdrawal obligations	11.8	0.3	—	(0.7)	11.4
Lease terminations and other	1.6	2.4	0.9	(1.6)	3.3
Total	$21.0	$11.5	$0.6	$(9.9)	$23.2

The current portion of restructuring reserves of $9.0 million at June 30, 2017 was included in accrued liabilities, while the long-term portion of $14.2 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at June 30, 2017.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June 2018.

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

The restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2020. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charges related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Company’s financial statements.

8. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Pension expense (income)
Service cost	$0.2	$0.2	$0.4	$0.5
Interest cost	7.9	32.3	15.7	67.4
Expected return on plan assets	(12.6)	(55.3)	(24.9)	(113.0)
Amortization, net	1.8	8.0	3.5	15.8
Settlements and curtailments	—	96.4	—	96.4
Less: expense attributable to discontinued operations	—	(64.7)	—	(53.5)
Net pension income - continuing operations	$(2.7)	$16.9	$(5.3)	$13.6
Other postretirement benefits plan expense (income)
Service cost	$0.3	$1.0	$0.6	$2.0
Interest cost	2.8	3.1	5.6	6.1
Expected return on plan assets	(3.3)	(3.4)	(6.7)	(6.8)
Amortization, net	(0.8)	(4.0)	(1.5)	(8.0)
Net other postretirement benefit income - continuing operations	$(1.0)	$(3.3)	$(2.0)	$(6.7)

The Company expects to make cash contributions of approximately $17.0 million to its pension and other postretirement benefit plans in 2017. During the six months ended June 30, 2017, the Company contributed $9.0 million to its benefit plans.

In the fourth quarter of 2015, the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity with payments computed in accordance with statutory requirements, beginning in the second quarter of 2016.  Payments to eligible participants who elected to receive a lump-sum pension payment or annuity were funded from existing pension plan assets and liabilities were remeasured as of the payout date. The discount rates and actuarial assumptions used to calculate the payouts were determined in accordance with federal regulations. The company recorded total non-cash settlement charges of $96.4 million, of which $20.4 million is included within selling, general and administrative expenses and $76.0 million is included within income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2016. These charges resulted from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

9. Share-Based Compensation

Share-based compensation expense from continuing operations totaled $2.4 million and $3.7 million for the three months ended June 30, 2017 and 2016 respectively, and $4.3 million and $5.8 million for the six months ended June 30, 2017 and 2016, respectively.

In March 2017, the Company awarded its annual share-based compensation grants, which consisted of 569,594 restricted stock units with a grant date fair value of $16.30 per unit and 304,425 performance share units with a grant date fair value of $16.30 per unit. The restricted stock units are subject to a three year graded vesting period. The performance share units are subject to a 34

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

month cliff vesting period. Additionally, in May 2017, the Company awarded its non-employee directors 75,745 restricted stock units with a grant date fair value of $12.08 per share and vest in May 2018.

10. Equity

The Company’s equity as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

	RRD
	Stockholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2016	$(105.7)	$13.5	$(92.2)
Net earnings	26.4	0.5	26.9
Other comprehensive (loss) income	(87.3)	0.3	(87.0)
Share-based compensation	4.3	—	4.3
Spinoff adjustments	8.5	—	8.5
Issuance of share-based awards, net of withholdings and other	(1.7)	—	(1.7)
Cash dividends paid	(19.6)	—	(19.6)
Distributions to noncontrolling interests	—	(0.7)	(0.7)
Balance at June 30, 2017	$(175.1)	$13.6	$(161.5)

During the six months ended June 30, 2017, the Company recorded certain spinoff related adjustments within equity primarily resulting from the final pension asset valuation as required by the Separation and Distribution Agreement.

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

During the six months ended June 30, 2017 and 2016, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic net earnings (loss) per share attributable to RRD common stockholders:
Continuing operations	$1.09	$(0.33)	$0.38	$(0.28)
Discontinued operations	—	0.12	—	0.64
Net earnings (loss) attributable to RRD stockholders	$1.09	$(0.21)	$0.38	$0.36
Diluted net earnings (loss) per share attributable to RRD common stockholders:
Continuing operations	$1.09	$(0.33)	$0.38	$(0.28)
Discontinued operations	—	0.12	—	0.64
Net earnings (loss) attributable to RRD stockholders	$1.09	$(0.21)	$0.38	$0.36
Numerator
Net earnings (loss) attributable to RRD common stockholders - continuing operations	$76.5	$(23.2)	$26.4	$(19.6)
Net earnings from discontinued operations, net of income taxes	—	8.7	—	44.9
Net earnings (loss) attributable to RRD common stockholders	$76.5	$(14.5)	$26.4	$25.3
Denominator:
Weighted average number of common shares outstanding	70.1	70.0	70.1	69.9
Dilutive options and awards	0.1	—	0.2	—
Diluted weighted average number of common shares outstanding	70.2	70.0	70.3	69.9
Weighted average number of anti-dilutive share-based awards:
Stock options	0.9	0.8	1.1	0.8
Performance share units	0.3	0.2	0.2	0.2
Restricted stock units	1.1	0.2	0.3	0.4
Total	2.3	1.3	1.6	1.4

Dividends declared per common share	$0.14	$0.78	$0.28	$1.56

12. Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income and income tax (benefit) expense allocated to each component for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017

	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$20.1	$—	$20.1	$29.1	$—	$29.1
Adjustment for net periodic pension and other postretirement benefits plan cost	1.0	0.3	0.7	2.0	0.6	1.4
Adjustments for available-for-sale securities	(85.2)	—	(85.2)	(120.5)	(3.0)	(117.5)
Other comprehensive (loss) income	$(64.1)	$0.3	$(64.4)	$(89.4)	$(2.4)	$(87.0)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(22.5)	$—	$(22.5)	$(4.6)	$—	$(4.6)
Adjustment for net periodic pension and other postretirement benefits plan cost	10.9	4.2	6.7	16.1	10.0	6.1
Other comprehensive (loss) income	$(11.6)	$4.2	$(15.8)	$11.5	$10.0	$1.5

During the six months ended June 30, 2016, translation adjustments and income tax expense on pension and other postretirement benefits plan cost were adjusted to reflect previously recorded deferred taxes at their historical exchange rates.

Accumulated other comprehensive loss by component as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

	Changes in the Fair Value of Available-for-Sale Securities	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$119.3	$(159.5)	$(15.5)	$(55.7)
Other comprehensive (loss) income before reclassifications	(48.5)	—	28.8	(19.7)
Amounts reclassified from accumulated other comprehensive loss	(69.0)	1.4	—	(67.6)
Net change in accumulated other comprehensive loss	(117.5)	1.4	28.8	(87.3)
Balance at June 30, 2017	$1.8	$(158.1)	$13.3	$(143.0)

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Classification in the Condensed Consolidated
	2017	2016	2017	2016	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$1.8	$7.9	$3.5	$15.7	Cost of sales; Selling, general and administrative expenses
Net prior service credit	(0.8)	(4.0)	(1.5)	(8.0)	Cost of sales; Selling, general and administrative expenses
Settlements	—	96.9	—	96.9	Cost of sales; Selling, general and administrative expenses
Reclassifications before tax	1.0	100.8	2.0	104.6
Income tax expense	0.3	37.4	0.6	43.0
Reclassification, net of tax	$0.7	$63.4	$1.4	$61.6
Available-for-sale securities:
Net realized gain on equity securities	(97.6)	—	(51.0)	—	Investment and other (income) expense -net
Reclassifications before tax	(97.6)	—	(51.0)	—
Income tax benefit	—	—	18.0	—
Reclassification, net of tax	$(97.6)	$—	$(69.0)	$—
Total reclassifications, net of tax	$(96.9)	$63.4	$(67.6)	$61.6

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

International

This segment includes the Company’s non-U.S. printing operations in Asia, Latin America, Canada and Europe. This segment’s primary product and service offerings include packaging, books, catalogs, magazines, retail inserts, statement printing, commercial and digital print, forms, labels, logistics services, directories, digital and creative solutions, and direct mail. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2017
Variable Print	$739.3	$(4.3)	$735.0	$31.1	$28.5	$9.7
Strategic Services	443.7	(37.7)	406.0	4.0	4.6	3.0
International	515.2	(10.2)	505.0	16.3	13.5	11.9
Total operating segments	1,698.2	(52.2)	1,646.0	51.4	46.6	24.6
Corporate	—	—	—	(12.8)	0.9	3.5
Total operations	$1,698.2	$(52.2)	$1,646.0	$38.6	$47.5	$28.1

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2016
Variable Print	$745.6	$(4.2)	$741.4	$40.1	$30.1	$17.0
Strategic Services	437.7	(37.6)	400.1	8.9	5.1	9.2
International	502.8	(11.7)	491.1	28.8	14.9	6.9
Total operating segments	1,686.1	(53.5)	1,632.6	77.8	50.1	33.1
Corporate	—	—	—	(53.1)	(0.2)	6.7
Total operations	$1,686.1	$(53.5)	$1,632.6	$24.7	$49.9	$39.8

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2017
Variable Print	$1,520.2	$(8.1)	$1,512.1	$74.9	$1,507.2	$57.7	$15.5
Strategic Services	910.9	(80.3)	830.6	7.8	556.4	8.8	6.2
International	998.9	(19.3)	979.6	33.2	1,442.8	27.4	22.4
Total operating segments	3,430.0	(107.7)	3,322.3	115.9	3,506.4	93.9	44.1
Corporate	—	—	—	(29.9)	325.4	2.2	10.1
Total operations	$3,430.0	$(107.7)	$3,322.3	$86.0	$3,831.8	$96.1	$54.2

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2016
Variable Print	$1,529.5	$(8.0)	$1,521.5	$93.9	$2,086.6	$60.0	$30.5
Strategic Services	857.0	(72.4)	784.6	12.0	468.6	9.7	13.1
International	993.9	(21.8)	972.1	65.8	1,315.0	31.9	17.5
Total operating segments	3,380.4	(102.2)	3,278.2	171.7	3,870.2	101.6	61.1
Corporate	—	—	—	(89.4)	327.4	0.9	9.1
Total operations	$3,380.4	$(102.2)	$3,278.2	$82.3	$4,197.6	$102.5	$70.2

Restructuring, impairment and other charges by segment for the three and six months ended June 30, 2017 are described in Note 7, Restructuring, Impairment and Other Charges.

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

15. Debt

The Company’s debt at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Borrowings under the Credit Agreement	$350.0	$185.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
7.625% senior notes due June 15, 2020	238.4	350.0
7.875% senior notes due March 15, 2021	449.0	448.8
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	140.0	140.0
6.50% senior notes due November 15, 2023	290.6	350.0
6.00% senior notes due April 1, 2024	298.3	400.0
6.625% debentures due April 15, 2029	157.9	199.5
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	19.1	8.5
Unamortized debt issuance costs	(12.9)	(16.5)
Total debt	2,252.5	2,387.4
Less: current portion	(19.1)	(8.2)
Long-term debt	$2,233.4	$2,379.2
(a)	As of June 30, 2017 and December 31, 2016, the interest rate on the 11.25% senior notes due February 1, 2019 was 13.25%, the maximum rate on these notes, as a result of ratings downgrades.
(b)	Includes miscellaneous debt obligations and capital leases.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $93.1 million and $4.3 million at June 30, 2017 and December 31, 2016, respectively.

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

The weighted average interest rate on borrowings under the Credit Agreement was 3.8% during the six months ended June 30, 2017.  The weighted average interest rate on the borrowing under the prior credit agreement was 2.3% during the six months ended June 30, 2016.

On June 7, 2017, the Company repurchased $41.7 million of the 6.625% debentures due April 15, 2029, $59.4 million of the 6.50% senior notes due November 15, 2023 and $101.7 million of the 6.00% senior notes due April 1, 2024 using borrowings under the Credit Agreement. The repurchases resulted in a net gain of $0.8 million which was recognized within loss on debt extinguishments in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 related to the difference between the fair value of the debt repurchased and the principal outstanding, partially offset by the premiums paid, unamortized debt issuance costs and other expenses.

On May 22, 2017, certain third party financial institutions (such financial institutions collectively, the “Third Party Purchasers”), launched cash tender offers for certain of the Company’s outstanding debt securities, including the Company’s 7.625% senior notes due June 15, 2020 and 7.875% senior notes due March 15, 2021. On June 7, 2017, the Third Party Purchasers purchased $111.6 million in aggregate principal amount of the 7.625% senior notes due June 15, 2020 (the “Third Party Purchase Notes”). On June 21, 2017, the Company exchanged 6,143,208 of its retained shares of Donnelley Financial for the Third Party Purchase Notes. The Company cancelled the Third Party Purchase Notes on June 21, 2017. As a result, the Company recognized a $14.4 million loss on debt extinguishment in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2017 related to premiums paid, unamortized debt issuance costs and other expenses. In addition, the Company recognized a net realized gain of $92.4 million resulting from the disposition of the retained shares of Donnelley Financial common stock within investment and other (income) expense-net in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2017.

Interest income was $0.6 million and $1.5 million for the three and six months ended June 30, 2017, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2016, respectively.

16. Income Taxes

The Company’s effective income tax rate was (5.6%) and 16.1% for the three months ended June 30, 2017 and 2016, respectively and (17.0%) and 5.0% for the six months ended June 30, 2017 and 2016, respectively.  The effective income tax rate for the three and six months ended June 30, 2017 reflects the impact of the disposition of the Donnelley Financial and LSC retained shares. The retained shares of Donnelley Financial were disposed in a non-taxable debt-for-equity exchange during the three and six months ended June 30, 2017. See Note 15, Debt, for additional details regarding the disposition of the Donnelley Financial retained shares. During the six months ended June 30, 2017, the sale of LSC shares generated a capital loss which will be carried forward, however it is more likely than not that the benefit of such deferred tax asset will not be realized and a valuation allowance was recorded. See Note 2, Discontinued Operations, for additional information regarding the sale of the LSC retained shares. The effective income tax rate for the three and six months ended June 30, 2016 reflects the impact of income generated in higher taxing jurisdictions and the inability to recognize a tax benefit on certain losses.

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

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange spot, forward and swap contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized currently in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables, borrowings and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the foreign currency contracts at June 30, 2017 and December 31, 2016 was $104.2 million and $172.2 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

The Company’s foreign currency contracts and interest rate swaps are subject to enforceable master netting agreements that allow the Company to settle positive and negative positions with the respective counterparties. The Company settles foreign currency contracts on a net basis when possible. Foreign currency contracts that can be settled on a net basis are presented net in the Condensed Consolidated Balance Sheets. Interest rate swaps were settled on a gross basis and presented gross in the Condensed Consolidated Balance Sheets.

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

At June 30, 2017 and December 31, 2016, the total fair value of the Company’s foreign currency contracts, which were the only derivatives not designated as hedges along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	June 30, 2017	December 31, 2016
Derivatives not designated as hedges
Prepaid expenses and other current assets	$1.8	$1.7
Accrued liabilities	1.1	1.5

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 were as follows:

		Three Months Ended		Six Months Ended
	Classification of (Gain) Loss Recognized in the	June 30,		June 30,
	Condensed Consolidated Statements of Operations	2017	2016	2017	2016
Derivatives not designated as hedges
Foreign currency contracts	Selling, general and administrative expenses	$(1.0)	$(2.6)	$0.6	$2.6

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items attributable to changes in the hedged benchmark interest rate and the offsetting (gain) loss on the related interest rate swaps for the three and six months ended June 30, 2017 and 2016 were as follows:

		Three Months Ended		Six Months Ended
	Classification of (Gain) Loss Recognized in the	June 30,		June 30,
	Condensed Consolidated Statements of Operations	2017	2016	2017	2016
Fair Value Hedges
Interest rate swaps	Investment and other (income) expense-net	$—	$(0.6)	$—	$(3.2)
Hedged items	Investment and other (income) expense-net	—	0.7	—	3.5
Total ineffectiveness recognized	Investment and other (income) expense-net	$—	$0.1	$—	$0.3

The Company also recognized a net reduction to interest expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

18. Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

		Basis of Fair Value Measurement
	Balance as of June 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Foreign currency contracts	$1.8	$—	$1.8
Available-for-sale securities	2.3	2.3	—
Total assets	$4.1	$2.3	$1.8
Liabilities
Foreign currency contracts	1.1	—	1.1
Total liabilities	$1.1	$—	$1.1

		Basis of Fair Value Measurement
	Balance as of December 31, 2016	Significant Other Observable Inputs (Level 2)
Assets
Foreign currency contracts	$1.7	$1.7
Available-for-sale securities	328.7	328.7
Total assets	$330.4	$330.4
Liabilities
Foreign currency contracts	1.5	1.5
Total liabilities	$1.5	$1.5

As of June 30, 2017, the investment in Donnelley Financial common stock was categorized as a Level 1 security and was valued based on the closing price of Donnelley Financial’s common stock as of that date. As of December 31, 2016, the Company’s investment in LSC and Donnelley Financial common stock were categorized as Level 2 securities as these shares were not registered and were valued based upon the closing stock price on the balance sheet date as they represented an identical equity instrument registered under the Securities Act of 1933, as amended.

19. New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic pension and postretirement benefit cost (net benefit cost) within the Statement of Operations. Under the current guidance, net benefit cost is reported as an employee cost within operating income. The amendment requires the bifurcation of net benefit cost, with the service cost component to be presented with other employee compensation costs in operating income while the other components will be reported separately outside of income from operations. ASU No. 2017-07 will be effective in the first quarter of 2018 and is required to be retrospectively adopted. Had this guidance been adopted as of January 1, 2017, income from operations within the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 would have been lower by $4.2 million and $8.3 million, respectively, and other non-operating income would have increased $4.2 million and $8.3 million, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under the new guidance, when awards vest or are settled, the excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement instead of within additional paid-in capital. This guidance will be applied prospectively. Furthermore, the guidance requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity, which can be applied retrospectively or prospectively. Under the new guidance, an election can be made regarding whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimate the number of awards expected to be forfeited, as is currently required. This guidance is to be applied using a modified retrospective transition method, with a cumulative adjustment to retained earnings. The Company has adopted this guidance as of January 1, 2017. The adoption had an immaterial impact on the Company’s Condensed Consolidated financial statements.

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

Spinoff Transactions

On October 1, 2016, we completed the previously announced separation of our financial communications and data services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and our publishing and retail-centric print services and office products business (“LSC Communications, Inc.” or “LSC”) into two separate publicly-traded companies (the "Separation"). We completed the tax free distribution of approximately 26.2 million shares, or 80.75%, of the outstanding common stock of Donnelley Financial and 26.2 million shares, or 80.75%, of the outstanding common stock of LSC, to RRD stockholders (the “Distribution”). The Distribution was made to RRD stockholders of record as of the close of business on September 23, 2016, who received one share of Donnelley Financial common stock and one share of LSC common stock for every eight shares of RRD common stock held as of the record date. As a result of the Distribution, Donnelley Financial and LSC are now independent public companies trading under the symbols “DFIN” and “LKSD”, respectively, on the New York Stock Exchange. Immediately following the Distribution, we held 6.2 million shares of Donnelley Financial common stock and 6.2 million shares of LSC common stock. As of June, 30 2017, we no longer held any shares of LSC common stock but continued to hold 99,594 shares of Donnelley Financial common stock.

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

Reverse Stock Split

Immediately following the Distribution on October 1, 2016, we affected a one-for-three reverse stock split for RRD common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by our Board of Directors on September 14, 2016 and previously approved by our stockholders at the annual meeting on May 19, 2016. As a result of the Reverse Stock Split, the number of issued and outstanding and treasury shares of our common stock was reduced proportionally based on the Reverse Stock Split ratio of one share for every three shares of common stock held before the Reverse Stock Split. Refer to Note 1, Basis of Presentation, to the Condensed Consolidated Financial Statements for additional information regarding the Reverse Stock Split. All references in these unaudited condensed consolidated interim financial statements to the number of shares of common stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

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

International

This segment includes our non-U.S. printing operations in Asia, Latin America, Canada and Europe. This segment’s primary product and service offerings include packaging, books, catalogs, magazines, retail inserts, statement printing, commercial and digital print, forms, labels, logistics services, directories, digital and creative solutions, and direct mail. Additionally, this segment includes our business process outsourcing business and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

Products and Services

We separately report our net sales, related costs of sales and gross profit for our product and service offerings. Our product offerings primarily consist of commercial and digital print, statement printing, direct mail, packaging, labels, forms, magazines, catalogs, retail inserts, books, directories, manuals and other related products procured through our print management offering. Our service offerings primarily consist of logistics, certain business outsourcing services and digital and creative solutions.

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

Executive Overview

Second Quarter Overview

Net sales increased by $13.4 million, or 0.8%, for the second quarter of 2017 compared to the same period in the prior year. There was a $14.4 million, or 0.9%, decrease due to changes in foreign exchange rates. After including the impact of changes in foreign exchange rates, the increase in net sales was due to increased volume in the International and Strategic Services segments driven by the Asia and sourcing reporting units, partially offset by lower volume in the Variable Print segment, lower postage pass-through sales and price pressures across the segments.

The Company continues to strategically assess opportunities to reduce its cost structure and enhance productivity throughout the business. During the six months ended June 30, 2017, the Company realized cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, as well as facility consolidations.

Net cash used in operating activities for the six months ended June 30, 2017 was $51.8 million as compared to $100.3 million for the six months ended June 30, 2016. The decrease in net cash used in operating activities was driven by the timing of supplier and customer payments and lower interest, spinoff-related transaction and tax payments, partially offset by lower cash earnings.

Financial Performance: Three Months Ended June 30, 2017

The changes in the Company’s income from operations, operating margin, net earnings (loss) attributable to RRD common stockholders and net earnings (loss) attributable to RRD common stockholders per diluted share for the three months ended June 30, 2017, from the three months ended June 30, 2016, were due to the following:

	Income from Operations	Operating Margin	Net Earnings (Loss) From Continuing Operations Attributable to RRD Common Stockholders	Net Earnings (Loss) Attributable to RRD Stockholders Per Diluted Share
	(in millions, except margin and per share data)
For the Three Months Ended June 30, 2016	$24.7	1.5%	$(23.2)	$(0.33)
2017 restructuring, impairment and other charges - net	(3.8)	(0.2%)	(4.9)	(0.07)
2016 restructuring, impairment and other charges - net	8.2	0.5%	11.1	0.16
Spinoff-related transaction expenses	(1.2)	(0.1%)	(0.8)	(0.01)
Pension settlement charges	20.4	1.2%	12.0	0.17
Acquisition-related expenses	1.4	0.1%	1.0	0.01
Loss on debt extinguishments	—	—	(8.5)	(0.12)
Net gain on investments	—	—	94.7	1.35
Operations	(11.1)	(0.7%)	(4.9)	(0.07)
For the Three Months Ended June 30, 2017	$38.6	2.3%	$76.5	$1.09

2017 restructuring, impairment and other charges - net: included pre-tax charges of $2.4 million for employee termination costs; $1.1 million of lease termination and other restructuring costs; $0.6 million for multi-employer pension plan withdrawal obligations unrelated to facility closures; and $0.3 million net gain related to the sale of previously impaired equipment. See Note 7, Restructuring, Impairment and Other Charges, to the Condensed Consolidated Financial Statements for additional details.

2016 restructuring, impairment and other charges - net: included pre-tax charges of $6.1 million for employee termination costs; $0.7 million of impairment charges related to buildings and machinery and equipment associated with facility closures; $0.8 million of lease termination and other restructuring costs; and $0.6 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. See Note 7, Restructuring, Impairment and Other Charges, to the Condensed Consolidated Financial Statements for additional details.

Spinoff-related transaction expenses: included pre-tax charges of $1.2 million ($0.8 million after-tax) related to consulting and other expenses for the three months ended June 30, 2017 associated with the Separation and Distribution.

Pension settlement charges: included pre-tax charges of $20.4 million ($12.0 million after-tax) for the three months ended June 30, 2016, related to lump-sum pension settlement payments.

Acquisition-related expenses: included pre-tax charges of $1.4 million ($1.0 million after-tax) related to legal, accounting and other expenses for the three months ended June 30, 2016 associated with contemplated or completed acquisitions.

Loss on debt extinguishments: included a pre-tax net loss of $13.6 million ($8.5 million after-tax) for the three months ended June 30, 2017 related to the premiums paid in connection with the tenders, unamortized debt issuance costs and other expenses due to the debt-for-equity exchange of senior notes and the repurchase of debentures and senior notes during the three months ended June 30, 2017. See Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details.

Net gain on investments: included a pre-tax non-cash net realized gain of $92.4 million ($94.4 million after-tax) for the three months ended June 30, 2017, resulting from the debt-for-equity exchange of a portion of the Company’s retained shares of Donnelley Financial for certain outstanding senior notes and an after-tax gain of $0.4 million related to the Company’s affordable housing investments. See Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details of the debt-for-equity exchange. The three months ended June 30, 2016 included a pre-tax gain of $0.1 million ($0.1 million after-tax) resulting from the sale of certain of the Company’s affordable housing investments.

Operations: reflected price pressures, lower volume in certain reporting units within the International and Variable Print segments and higher variable incentive compensation, partially offset by lower corporate and other overhead costs related to our operations prior to the Separation, higher volume in the Asia reporting unit, lower bad debt and depreciation and amortization expense and cost control initiatives. See further details in the review of operating results by segment that follows below.

Financial Performance: Six Months Ended June 30, 2017

The changes in the Company’s income from operations, operating margin, net earnings (loss) attributable to RR Donnelley common stockholders and net earnings (loss) attributable to RR Donnelley common stockholders per diluted share for the six months ended June 30, 2017, from the six months ended June 30, 2016, were due to the following:

	Income from Operations	Operating Margin	Net Earnings (Loss) From Continuing Operations Attributable to RRD Common Stockholders	Net Earnings (Loss) Attributable to RRD Stockholders Per Diluted Share
	(in millions, except margin and per share data)
For the Six Months Ended June 30, 2016	$82.3	2.5%	$(19.6)	$(0.28)
2017 restructuring, impairment and other charges - net	(12.9)	(0.4%)	(12.4)	(0.17)
2016 restructuring, impairment and other charges - net	13.5	0.4%	18.3	0.26
Spinoff-related transaction expenses	(3.3)	(0.1%)	(2.1)	(0.03)
Pension settlement charges	20.4	0.6%	12.0	0.17
Acquisition-related expenses	2.0	0.1%	1.4	0.02
Gain on disposal of businesses	(12.3)	(0.4%)	(12.3)	(0.18)
Loss on debt extinguishments	—	—	(8.5)	(0.12)
Net gain on investments	—	—	43.4	0.62
Operations	(3.7)	(0.1%)	6.2	0.09
For the Six Months Ended June 30, 2017	$86.0	2.6%	$26.4	$0.38

2017 restructuring, impairment and other charges - net: included pre-tax charges of $8.8 million for employee termination costs; $2.7 million of lease termination and other restructuring costs; $1.2 million for multi-employer pension plan withdrawal obligations unrelated to facility closures; and $0.2 million of net impairment charges of long-lived assets. See Note 7, Restructuring, Impairment and Other Charges, to the Condensed Consolidated Financial Statements for additional details.

2016 restructuring, impairment and other charges - net: included pre-tax charges of $11.0 million for employee termination costs; $0.9 million for a net gain on the sale of previously impaired other long-lived assets, partially offset by impairment charges related to buildings and machinery and equipment associated with facility closures; $2.3 million of lease termination and other restructuring costs; and $1.1 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. See Note 7, Restructuring, Impairment and Other Charges, to the Condensed Consolidated Financial Statements for additional details.

Spinoff-related transaction expenses: included pre-tax charges of $3.3 million ($2.1 million after-tax) related to consulting and other expenses for the six months ended June 30, 2017 associated with the Separation and Distribution.

Pension settlement charges: included pre-tax charges of $20.4 million ($12.0 million after-tax) for the six months ended June 30, 2016 related to lump-sum pension settlement payments.

Acquisition-related expenses: included pre-tax charges of $2.0 million ($1.4 million after-tax) related to legal, accounting and other expenses for the six months ended June 30, 2016 associated with contemplated or completed acquisitions.

Gain on disposal of businesses: included a pre-tax gain on the sales of two entities in the International segment of $12.3 million ($12.3 million after-tax) for the six months ended June 30, 2016.

Loss on debt extinguishments: included a pre-tax net loss of $13.6 million ($8.5 million after-tax) related to the premiums paid in connection with the tenders, unamortized debt issuance costs and other expenses due to the debt-for-equity exchange of senior notes and repurchase of debentures and senior notes during the six months ended June 30, 2017. See Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details.

Net gain on investments: included a pre-tax non-cash net realized gain of $92.4 million ($94.4 million after-tax) resulting from the debt-for-equity exchange of a portion of the Company’s retained shares of Donnelley Financial for certain outstanding senior notes and a pre-tax gain of $1.3 million ($0.7 million after-tax) resulting from the sale of certain of the Company’s affordable housing investments, partially offset by a pre-tax loss of $51.6 million ($51.6 million after-tax) resulting from the sale of the Company’s retained shares in LSC during the six months ended June 30, 2017. The six months ended June 30, 2016 included pre-tax gain of $0.1 million ($0.1 million after-tax) resulting from the sale of certain of the Company’s affordable housing investments.

Operations: reflected price pressures and lower volume in certain reporting units within the International and Variable Print segments, partially offset by lower corporate and other overhead costs related to our operations prior to the Separation, higher volume in the Asia reporting unit, reduced bad debt, legal and depreciation and amortization expenses and cost control initiatives.

OUTLOOK

Competitive Environment

Our customers are in an evolving market. While the market is large and fragmented, there are tremendous changes occurring in how organizations need to create, manage, deliver and measure their communications. Key factors facing our customers include regulatory changes, sensitivity to economic conditions, raw material pricing volatility and USPS actions. In addition, technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, and advances in digital printing, print-on-demand and internet technologies, continue to impact the market for some of our products and services, such as statement printing and forms.

We work with our customers to create, manage, deliver and optimize their multichannel communications strategies by providing innovative solutions to meet increasing customer demands in light of the large and evolving marketplace. One of our competitive strengths is that we offer a wide array of communications products and services, including print and content management, which provide differentiated solutions for our customers. We are also able to manage the storage and distribution of products for our customers by offering warehousing and inventory management solutions that allow customers to store printed materials and to efficiently ship them using our platform. Our logistics business offers our customers access to our proprietary technology that is designed to determine the most efficient and cost-effective method of shipping depending on our customers’ needs. We believe our breadth of offerings provides us with a distinct competitive advantage. We have and will continue to develop and expand our creative and design, content management, digital and print production, supply chain management and distribution services to address our customers’ evolving needs while supporting the strategic objective of becoming a leading global provider of integrated communication products and services.

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

Raw Materials

The primary raw materials we use in our print businesses are paper and ink. We negotiate with leading suppliers to maximize our purchasing efficiencies. Some of the paper we use is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first six months of 2017 and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper we purchased, we have historically passed most changes in price through to our customers. We believe contractual arrangements and industry practice will support our continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable us to successfully do so. We believe that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. We resell waste paper and other print-related by-products. We also have undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to our ink requirements. We may be impacted by changes in prices for these by-products in the future.

We continue to monitor the impact of changes in the price of crude oil and other energy costs, which impact our ink suppliers, logistics operations and manufacturing costs. Crude oil and energy prices continue to be volatile. We believe our logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to our customers in order to offset the impact of related cost increases. Decreases in fuel prices are also passed on to customers which negatively impact sales and income from operations. We generally cannot pass on to customers the impact of higher energy prices on our manufacturing costs. We cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on our consolidated annual results of operations, financial position or cash flows.

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

Under the 2006 Postal Accountability and Enhancement Act (“PAEA”), it had been anticipated that postage for Market Dominant mail categories would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). On April 10, 2016, the USPS removed the exigent surcharge, which was approved in December 2013, resulting in a 4.3% decrease in postage rates for all significant mail categories. The USPS implemented a CPI postage increase on January 22, 2017 of approximately 1.0%. In addition, there is a pending bi-partisan legislative proposal that seeks to stabilize the financial condition of the USPS, which among other things calls for restoring a 2.15% increase (approximately half of the exigent surcharge) on market dominant mail products. The USPS plans for further restructuring of its mail delivery network, including the closure of many post office facilities. However, these plans are still under temporary suspension. Additionally, as required by PAEA, the Postal Regulatory Commission began a comprehensive review of the law on December 20, 2016, its 10 year anniversary, to determine if the current system for regulating rates and classes for market-dominant products is achieving the original objectives of the law. The study is still in process and their recommendations are due by the end of 2017. The impact of these actions cannot currently be estimated. Mail transportation services to the USPS facilities across the country accounted for approximately 32% of the Company’s logistics revenues during the six months ended June 30, 2017.

Goodwill Impairment Assessment

We perform our goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the six months ended June 30, 2017 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of June 30, 2017, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of our reporting units and could result in a material impairment of goodwill in a future interim period or as of October 31, 2017, our next annual measurement date.

In particular, the digital and creative solutions reporting unit, which is included within the Strategic Services segment, has experienced declines in sales with existing customers. Continued negative trends could impact the estimated fair value of this reporting unit and could result in a future impairment charge. As of the October 31, 2016 annual goodwill impairment test, the fair value of the digital and creative solutions reporting unit exceeded its book value by approximately 30%. As of June 30, 2017, $21.3 million of goodwill was allocated to the digital and creative solutions reporting unit.

Pension and Other Postretirement Benefit Plans

The funded status of our pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. We review the actuarial assumptions on an annual basis as of December 31. Based on current estimates, we expect to make cash contributions of approximately $17.0 million to our pension and other postretirement benefits plans for the full year 2017 of which $9.0 million has been contributed during the six months ended June 30, 2017.

Income taxes

As of December 31, 2016 the Company had approximately $70.0 million of U.S. deferred tax assets which at this time, we believe is more likely than not that we will realize these deferred tax assets. However, in the next twelve months we may be required to establish a valuation allowance to reduce the carrying value of certain U.S. deferred tax assets.

Financial Review

In the financial review that follows, we discuss our consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

The following table shows the results of continuing operations for the three months ended June 30, 2017 and 2016, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)

Products net sales	$1,263.4	$1,231.7	$31.7	2.6%
Services net sales	382.6	400.9	(18.3)	(4.6%)
Total net sales	1,646.0	1,632.6	13.4	0.8%
Products cost of sales (exclusive of depreciation and amortization)	1,020.7	985.2	35.5	3.6%
Services cost of sales (exclusive of depreciation and amortization)	322.2	331.0	(8.8)	(2.7%)
Total cost of sales	1,342.9	1,316.2	26.7	2.0%
Products gross profit	242.7	246.5	(3.8)	(1.5%)
Services gross profit	60.4	69.9	(9.5)	(13.6%)
Total gross profit	303.1	316.4	(13.3)	(4.2%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	213.2	233.6	(20.4)	(8.7%)
Restructuring, impairment and other charges-net	3.8	8.2	(4.4)	(53.7%)
Depreciation and amortization	47.5	49.9	(2.4)	(4.8%)
Income from operations	$38.6	$24.7	$13.9	56.3%

Consolidated

Net sales of products for the three months ended June 30, 2017 increased $31.7 million, or 2.6%, to $1,263.4 million versus the same period in 2016, including a $10.5 million, or 0.9%, decrease due to changes in foreign exchange rates. Including the impact of changes in foreign exchange rates, net sales of products increased due to higher volume within the Asia and sourcing reporting units, partially offset by lower volume in the Variable Print segment and certain other reporting units within the International segment, as well as price pressures.

Net sales from services for the three months ended June 30, 2017 decreased $18.3 million, or 4.6%, to $382.6 million versus the same period in 2016, including a $3.9 million, or 1.0%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to lower postage pass-through sales within logistics, lower volume in business process outsourcing and price pressures, partially offset by higher volume in freight brokerage and courier services as well as increased fuel surcharges.

Products cost of sales increased $35.5 million, or 3.6%, for the three months ended June 30, 2017 versus the same period in the prior year, primarily due to higher volume within the Asia and sourcing reporting units as well as cost inflation, partially offset by lower volume in the Variable Print segment and certain reporting units within the International segment along with cost control initiatives across the organization. As a percentage of net sales, products cost of sales increased 0.8 percentage points for the three months ended June 30, 2017 versus the same period in 2016, primarily due to an unfavorable mix in the Variable Print and International segments.

Services cost of sales decreased $8.8 million, or 2.7%, for the three months ended June 30, 2017 versus the same period in the prior year. Services cost of sales decreased primarily due to lower postage pass-through sales within logistics and reduced business process outsourcing volume, partially offset by higher volume in freight brokerage and courier services in the logistic reporting unit. As a percentage of net sales, services cost of sales increased 1.6 percentage points for the three months ended June 30, 2017 versus the same period in 2016, primarily due to unfavorable revenue mix in business process outsourcing.

Products gross profit decreased $3.8 million to $242.7 million for the three months ended June 30, 2017 versus the same period in 2016 primarily due to price pressures and an unfavorable mix in Variable Print and certain International reporting units, partially offset by higher volume in the Asia reporting unit, favorable revenue mix within the statement printing reporting unit and cost control initiatives. Products gross margin decreased from 20.0% to 19.2%, driven by price pressures and an unfavorable revenue mix within much of the International segment and the Variable Print segment, partially offset by cost control initiatives.

Services gross profit decreased $9.5 million to $60.4 million for the three months ended June 30, 2017 versus the same period in 2016 due to decreased volume in the business processing outsourcing reporting unit, an unfavorable revenue mix in the logistics reporting unit and price pressures, partially offset by increased fuel surcharges in the logistics reporting unit. Services gross margin decreased from 17.4% to 15.8%, reflecting lower volume in business process outsourcing and price pressures.

Selling, general and administrative expenses decreased $20.4 million to $213.2 million for the three months ended June 30, 2017 versus the same period in 2016 reflecting the prior year pension settlement charge, lower corporate and other overhead costs related to our operations prior to the Separation, lower bad debt expense and cost control initiatives, partially offset by higher variable incentive compensation. As a percentage of net sales, selling, general and administrative expenses decreased from 14.3% to 13.0% for the three months ended June 30, 2017 versus the same period in 2016, due to the impact of the aforementioned expenses.

For the three months ended June 30, 2017, the Company recorded net restructuring, impairment and other charges of $3.8 million. These charges included $2.4 million for employee termination costs, which were related to the reorganization of certain operations within the International and Variable Print segments. The Company also incurred lease termination and other restructuring costs of $1.1 million and a net gain of $0.3 million primarily related to the sale of previously impaired equipment in the Variable Print segment during the three months ended June 30, 2017. Additionally, the Company recorded $0.6 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. Refer to Note 7, Restructuring, Impairment and Other Charges, within the Notes to the Condensed Consolidated Financial Statements for additional information.

For the three months ended June 30, 2016, the Company recorded net restructuring, impairment and other charges of $8.2 million. The Company recorded $6.1 million of employee termination costs, primarily due to two facility closures in the International segment and the reorganization of certain operations. The Company also recorded lease termination and other restructuring charges of $0.8 million and $0.6 million of other charges related to multi-employer pension plan withdrawal obligations unrelated to facility closures for the three months ended June 30, 2016. Additionally, the Company recorded $0.7 million of impairment charges related to buildings and machinery and equipment associated with facility closures. Refer to Note 7, Restructuring, Impairment and Other Charges, within the Notes to the Condensed Consolidated Financial Statements for additional information.

Depreciation and amortization decreased $2.4 million to $47.5 million for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to lower capital spending in recent years compared to historical levels and certain International customer relationship intangible assets becoming fully amortized since the prior year. Depreciation and amortization included $7.0 million and $8.1 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended June 30, 2017 and 2016, respectively.

Income from operations for the three months ended June 30, 2017 was $38.6 million, an increase of $13.9 million, or 56.3%, compared to the three months ended June 30, 2016. The increase was due to the prior year pension settlement charge, lower corporate and other overhead costs related to our operations prior to the Separation, higher volume in the Asia reporting unit, lower bad debt expense, lower restructuring, impairment and other charges and depreciation and amortization expense and cost control initiatives, partially offset by price pressures and lower volume in certain reporting units within the International and Variable Print segments.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$45.5	$51.4	$(5.9)	(11.5%)
Investment and other (income) expense-net	(93.1)	0.7	93.8	nm
Loss on debt extinguishments	13.6	—	13.6	nm

Net interest expense decreased by $5.9 million for the three months ended June 30, 2017 versus the same period in 2016, primarily due to a decrease in average senior notes outstanding.

Net investment and other (income) expense-net for the three months ended June 30, 2017 and 2016 was income of $93.1 million and expense of $0.7 million, respectively. During the three months ended June 30, 2017, the Company recognized a non-cash net realized gain of $92.4 million on the retained shares of Donnelley Financial exchanged for certain of the Company’s senior notes outstanding. See Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details of the debt-for-equity exchange.

Loss on debt extinguishments for the three months ended June 30, 2017 was $13.6 million which related to premiums paid in connection with the tenders, unamortized debt issuance costs and other expenses associated with the debt-for-equity exchange of senior notes and the repurchase of debentures and senior notes in June 2017. Refer to Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Earnings (loss) before income taxes	$72.6	$(27.4)	$100.0	nm
Income tax benefit	(4.1)	(4.4)	(0.3)	6.8%
Effective income tax rate	(5.6%)	16.1%

The effective income tax rate for the three months ended June 30, 2017 was (5.6%) compared to 16.1% in the same period in 2016. The effective income tax rate for the period ended June 30, 2017 reflects the impact of the non-taxable gain on the disposition of the Donnelley Financial retained shares. The income tax provision for the period ended June 30, 2016 reflects the impact of income generated in higher taxing jurisdictions and the inability to recognize a tax benefit on certain losses.

Income attributable to noncontrolling interests was $0.2 million for both the three months ended June 30, 2017 and 2016.

The net earnings from continuing operations, excluding the impact from non-controlling interests, attributable to RRD common stockholders for the three months ended June 30, 2017 was $76.5 million, or $1.09 per diluted share, compared to a net loss of $23.2 million, or $0.33 per diluted share, for the three months ended June 30, 2016.

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

Variable Print

	Three Months Ended
	June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$735.0	$741.4
Income from operations	31.1	40.1
Operating margin	4.2%	5.4%
Restructuring, impairment and other charges-net	1.0	1.5

	Net Sales for the Three Months Ended
	June 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$384.4	$389.1	$(4.7)	(1.2%)
Direct mail	120.0	121.7	(1.7)	(1.4%)
Statement printing	91.0	89.3	1.7	1.9%
Labels	95.1	96.8	(1.7)	(1.8%)
Forms	44.5	44.5	—	—
Total Variable Print	$735.0	$741.4	$(6.4)	(0.9%)

Net sales for the Variable Print segment for the three months ended June 30, 2017 were $735.0 million, a decrease of $6.4 million, or 0.9%, compared to 2016, including a $0.3 million decrease due to changes in foreign exchange rates. Net sales decreased due to lower volume primarily in the direct mail and commercial and digital print reporting units and price pressures. An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales decreased as a result of lower transactional commercial print volume and price pressures, partially offset by higher volume with a large customer.
•	Direct mail: Sales decreased as a result of lower volume and price pressures, partially offset by incremental sales from the acquisition of Precision Dialogue.
•	Statement printing: Sales increased as a result of higher volume, partially offset by price pressures.
•	Labels: Sales decreased as a result of price pressures and lower pressure sensitive labels volume, partially offset by increased prime and imaged labels volume.
•	Forms: Sales were flat as volume remained consistent.

Variable Print segment income from operations decreased $9.0 million for the three months ended June 30, 2017, primarily due to lower volume and unfavorable mix within commercial and digital print and direct mail and price pressures, partially offset by a favorable mix within statement printing and forms. Operating margins decreased from 5.4% for the three months ended June 30, 2016 to 4.2% for the three months ended June 30, 2017 due to unfavorable mix within commercial and digital print and direct mail and price pressures, partially offset by cost control initiatives and favorable mix within statement printing, forms and labels. Lower restructuring, impairment and other charges favorably impacted operating margins by 0.1 percentage points.

Strategic Services

	Three Months Ended
	June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$406.0	$400.1
Income from operations	4.0	8.9
Operating margin	1.0%	2.2%
Restructuring, impairment and other charges-net	0.1	0.3

	Net Sales for the Three Months Ended
	June 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Logistics	$292.3	$308.9	$(16.6)	(5.4%)
Sourcing	78.4	58.0	20.4	35.2%
Digital and creative solutions	35.3	33.2	2.1	6.3%
Total Strategic Services	$406.0	$400.1	$5.9	1.5%

Net sales for the Strategic Services segment for the three months ended June 30, 2017 were $406.0 million, an increase of $5.9 million, or 1.5%, compared to 2016. Net sales increased primarily due to higher volume in sourcing, freight brokerage and courier services and increased fuel surcharges in logistics, partially offset by lower postage pass-through sales in logistics and price pressures. An analysis of net sales by reporting unit follows:

•

Logistics: Sales decreased primarily due to a decrease in postage pass-through sales in pre-sort and international mail services, lower volume in print logistics and price pressures, partially offset by higher volume in freight brokerage and courier services and an increase in fuel surcharge revenues.

•	Sourcing: Sales increased primarily due to higher volume resulting from the commercial agreements entered into as part of the Separation.
•	Digital and creative solutions: Sales increased slightly due to incremental revenue from the acquisition of Precision Dialogue, partially offset by lower prepress and photo volume.

Strategic Services segment income from operations decreased $4.9 million for the three months ended June 30, 2017, mainly due to an unfavorable revenue mix in logistics and price pressures within logistics, partially offset by increased fuel surcharges. Operating margins decreased from 2.2% to 1.0%, primarily due to an unfavorable revenue mix within the segment and price pressures, partially offset by increased fuel surcharges in logistics, productivity and cost control initiatives. Lower restructuring, impairment and other charges favorably impacted operating margins by 0.1 percentage points.

International

	Three Months Ended
	June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$505.0	$491.1
Income from operations	16.3	28.8
Operating margin	3.2%	5.9%
Restructuring, impairment and other charges-net	1.9	3.2

	Net Sales for the Three Months Ended
	June 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Asia	$220.9	$167.7	$53.2	31.7%
Global Turnkey Solutions	111.2	128.5	(17.3)	(13.5%)
Business process outsourcing	94.2	112.1	(17.9)	(16.0%)
Canada	48.8	54.1	(5.3)	(9.8%)
Latin America	29.9	28.7	1.2	4.2%
Total International	$505.0	$491.1	$13.9	2.8%

Net sales in the International segment for the three months ended June 30, 2017 were $505.0 million, an increase of $13.9 million, or 2.8%, compared to the same period in 2016, inclusive of a $14.1 million, or 2.9%, decrease due to changes in foreign exchange rates. Net sales increased due to higher volume in Asia, partially offset by lower volume in business process outsourcing, Global Turnkey Solutions and Canada and price pressures. An analysis of net sales by reporting unit follows:

•	Asia: Sales increased due to higher volume primarily in packaging and book products, partially offset by price pressures.
•	Global Turnkey Solutions: Sales decreased primarily due to lower volume in books and packaging.
•	Business process outsourcing: Sales decreased due to lower volume, changes in foreign exchanges rates and price pressures.
•	Canada: Sales decreased due to lower volume in forms and labels, statement printing and commercial print and unfavorable changes in foreign exchange rates.
•	Latin America: Sales increased primarily due to favorable changes in foreign exchange rates across the region, partially offset by lower volume in books.

International segment income from operations decreased $12.5 million primarily due to lower volume in Global Turnkey Solutions, business process outsourcing and Canada as well as price pressures, partially offset by increased volume in Asia, lower bad debt expense and lower restructuring, impairment and other charges. Operating margins decreased from 5.9% to 3.2%, driven by lower volume in Global Turnkey Solutions, business process outsourcing and Canada as well as price pressures, partially offset by increased packaging volume in Asia, lower bad debt expense and lower restructuring, impairment and other charges. Lower restructuring, impairment and other charges favorably impacted operating margins by 0.3 percentage points.

Corporate

	Three Months Ended
	June 30,
	2017	2016
	(in millions)
Operating expenses	$12.8	$53.1
Pension settlement	—	20.4
Spinoff-related transaction expenses	1.2	—
Restructuring, impairment and other charges-net	0.8	3.2
Acquisition-related expenses	—	1.4

Corporate operating expenses in the three months ended June 30, 2017 were $12.8 million, a decrease of $40.3 million compared to the same period in 2016. The decrease was primarily driven by the prior year pension settlement charge, lower corporate and other overhead costs related to the pre-Separation combined entity, lower bad debt expense and cost control initiatives, partially offset by lower pension and postretirement plan income and spinoff-related transaction expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

The following table shows the results of operations for the six months ended June 30, 2017 and 2016, which reflects the results of acquired businesses from the relevant acquisition dates:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)

Products net sales	$2,552.3	$2,474.4	$77.9	3.1%
Services net sales	770.0	803.8	(33.8)	(4.2%)
Total net sales	3,322.3	3,278.2	44.1	1.3%
Products cost of sales (exclusive of depreciation and amortization)	2,045.0	1,957.1	87.9	4.5%
Services cost of sales (exclusive of depreciation and amortization)	646.4	672.2	(25.8)	(3.8%)
Total cost of sales	2,691.4	2,629.3	62.1	2.4%
Products gross profit	507.3	517.3	(10.0)	(1.9%)
Services gross profit	123.6	131.6	(8.0)	(6.1%)
Total gross profit	630.9	648.9	(18.0)	(2.8%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	435.9	462.9	(27.0)	(5.8%)
Restructuring, impairment and other charges-net	12.9	13.5	(0.6)	(4.4%)
Depreciation and amortization	96.1	102.5	(6.4)	(6.2%)
Other operating income	—	(12.3)	12.3	100.0%
Income from operations	$86.0	$82.3	$3.7	4.5%

Consolidated

Net sales of products for the six months ended June 30, 2017 increased $77.9 million, or 3.1%, to $2,552.3 million versus the same period in 2017, including a $15.2 million, or 0.6%, decrease due to changes in foreign exchange rates. Including the impact of changes in foreign exchange rates, net sales of products increased due to higher volume within the Asia and sourcing reporting units, partially offset by lower volume in the Variable Print segment and certain other reporting units within the International segment, as well as price pressures.

Net sales from services for the six months ended June 30, 2017 decreased $33.8 million to $770.0 million versus the same period in 2016, including an $8.5 million, or 1.1%, decrease due to change in foreign exchange rates. Net sales decreased primarily due to lower postage pass-through sales within logistics, lower volume in business process outsourcing and price pressures, partially offset by higher volume in freight brokerage and courier services as well as increased fuel surcharges.

Products cost of sales increased $87.9 million, or 4.5%, for the six months ended June 30, 2017 versus the same period in the prior year, primarily due to higher volume within the Asia and sourcing reporting units as well as cost inflation, partially offset by lower volume in the Variable Print segment and certain reporting units within the International segment along with cost control initiatives across the organization. As a percentage of net sales, products cost of sales increased 1.0% for the six months ended June 30, 2017 versus the same period in the prior year, primarily due to an unfavorable mix across the segments.

Services cost of sales decreased $25.8 million, or 3.8%, for the six months ended June 30, 2017 versus the same period in the prior year. Services cost of sales decreased primarily due to lower postage pass-through sales within logistics and reduced business process outsourcing volume, partially offset by higher volume in freight brokerage and courier services in the logistics reporting unit. As a percentage of net sales, services cost of sales increased 0.3% for the six months ended June 30, 2017 versus the same period in the prior year driven by unfavorable revenue mix in business process outsourcing and the logistics reporting unit.

Products gross profit decreased $10.0 million to $507.3 million for the six months ended June 30, 2017 versus the same period in 2016 primarily due to price pressures and lower volume in certain International reporting units and the Variable Print segment, partially offset by higher volume in the Asia reporting unit and cost control initiatives. Products gross margin decreased from 20.9% to 19.9%, driven by price pressures and an unfavorable revenue mix within much of the International and Variable Print segments and the sourcing reporting unit, partially offset by cost control initiatives.

Services gross profit decreased $8.0 million to $123.6 million for the six months ended June 30, 2017 versus the same period in 2016 due to lower business process outsourcing volume and price pressures, partially offset by increased fuel surcharges within the logistics reporting unit. Services gross margin decreased from 16.4% to 16.1%, reflecting lower business process outsourcing volume and an unfavorable revenue mix in the logistics reporting unit.

Selling, general and administrative expenses decreased $27.0 million to $435.9 million for the six months ended June 30, 2017 versus the same period in 2016 due to the pension settlement charge in the prior year period, lower corporate and other overhead costs related to our operations prior to the Separation, lower bad debt and legal expenses and cost control initiatives, partially offset by higher variable incentive compensation expense and lower pension and other post-retirement benefits income. As a percentage of net sales, selling, general and administrative expenses decreased from 14.1% to 13.1% for the six months ended June 30, 2017 versus the same period in 2016, due to the impact of the aforementioned expenses.

For the six months ended June 30, 2017, the Company recorded net restructuring, impairment and other charges of $12.9 million. These charges included $8.8 million of employee termination costs, which were related to the ceasing of the Company’s relationship in a joint venture within the International segment, the reorganization of selling, general and administrative functions primarily within the Corporate, International and Variable Print segments and one facility closure in the Strategic Services segment. The Company also incurred lease termination and other restructuring charges of $2.7 million and net impairment charges of $0.2 million for impairment of equipment related due to a facility closure in the Strategic Services segment, partially offset by a net gain recognized on the sale of previously impaired equipment during the six months ended June 30, 2017. Additionally, the Company recorded $1.2 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures.  Refer to Note 7, Restructuring, Impairment and Other Charges, within the Notes to the Condensed Consolidated Financial Statements for additional information.

For the six months ended June 30, 2016, the Company recorded net restructuring, impairment and other charges of $13.5 million. The Company recorded $11.0 million of employee termination costs, primarily due to two facility closures in the International segment and the reorganization of certain operations.  The Company also recorded lease termination and other restructuring charges of $2.3 million and $1.1 million of other charges related to multi-employer pension plan withdrawal obligations unrelated to facility closures for the six months ended June 30, 2016. Additionally, the Company recorded $0.9 million of net gains on the sale of previously impaired assets, partially offset by impairment charges related to buildings and machinery and equipment associated with facility closures.  Refer to Note 7, Restructuring, Impairment and Other Charges, within the Notes to the Condensed Consolidated Financial Statements for additional information.

Depreciation and amortization decreased $6.4 million to $96.1 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to lower capital spending in recent years compared to historical levels and certain International customer relationship intangible assets becoming fully amortized since the prior year quarter. Depreciation and amortization included $14.5 million and $17.7 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2016, other operating income was $12.3 million, which consisted of the gain on the sale of two entities in the International segment.

Income from operations for the six months ended June 30, 2017 was $86.0 million, an increase of $3.7 million, or 4.5%, compared to the six months ended June 30, 2016. The increase was due to the prior year pension settlement charge, lower corporate and other overhead costs related our operations prior to the Separation, higher volume in the Asia reporting unit, reduced bad debt, legal and depreciation and amortization expenses, lower restructuring, impairment and other charges and cost control initiatives, partially offset by the prior year $12.3 million gain on the sale of two entities in the International segment, price pressures and lower volume in certain reporting units within the International and Variable Print segments.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$93.8	$101.8	$(8.0)	(7.9%)
Investment and other (income) expense-net	(44.4)	0.6	45.0	nm
Loss on debt extinguishments	13.6	—	13.6	nm

Net interest expense decreased by $8.0 million for the six months ended June 30, 2017 versus the same period in 2016, primarily due to a decrease in average senior notes outstanding, partially offset by higher average borrowings under the Credit Agreement.

Net investment and other (income) expense for the six months ended June 30, 2017 and 2016 was income of $44.4 million and expense of $0.6 million, respectively. For the six months ended June 30, 2017, the Company recorded a non-cash net realized gain of $92.4 million on the retained shares of Donnelley Financial exchanged for certain of the Company’s senior notes outstanding and a gain of $1.3 million resulting from the sale of certain of the Company’s affordable housing investments, partially offset by a net realized loss of $51.6 million resulting from the sale of the Company’s retained shares of LSC.

Loss on debt extinguishments for the six months ended June 30, 2017 was $13.6 million which related to premiums paid in connection with the tenders, unamortized debt issuance costs and other expenses associated with the debt-for-equity exchange of senior notes and the repurchase of debentures and senior notes in June 2017. Refer to Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Earnings (loss) before income taxes	$23.0	$(20.1)	$43.1	nm
Income tax benefit	(3.9)	(1.0)	2.9	nm
Effective income tax rate	(17.0%)	5.0%

The effective income tax rate for the six months ended June 30, 2017 was (17.0%) compared to 5.0% in the same period in 2016. The income tax rate for the period ended six months ended June 30, 2017 reflects the impact on the net gain on the disposition of investments. The Donnelley Financial retained shares were disposed in a non-taxable debt-for-equity exchange. The sale of the LSC retained shares generated a capital loss which will be carried forward, however it is more likely than not that the benefit of such deferred tax asset will not be fully realized and a valuation allowance was recorded. The income tax provision for the six months ended June 30, 2016 reflects the impact of income generated in higher taxing jurisdictions and the inability to recognize a tax benefit on certain losses.

Income attributable to noncontrolling interests was $0.5 million for both the six months ended June 30, 2017 and 2016.

Net earnings from continuing operations, excluding the impact from non-controlling interests, attributable to RRD common stockholders for the six months ended June 30, 2017 was $26.4 million, or $0.38 per diluted share, compared to a loss of $19.6 million, or $0.28 per diluted share, for the six months ended June 30, 2016.

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

Variable Print

	Six Months Ended
	June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$1,512.1	$1,521.5
Income from operations	74.9	93.9
Operating margin	5.0%	6.2%
Restructuring, impairment and other charges-net	2.0	2.8

	Net Sales for the Six Months Ended
	June 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$782.9	$786.9	$(4.0)	(0.5%)
Direct mail	252.5	251.3	1.2	0.5%
Statement printing	195.9	197.7	(1.8)	(0.9%)
Labels	192.2	195.1	(2.9)	(1.5%)
Forms	88.6	90.5	(1.9)	(2.1%)
Total Variable Print	$1,512.1	$1,521.5	$(9.4)	(0.6%)

Net sales for the Variable Print segment for the six months ended June 30, 2017 were $1,512.1 million, a decrease of $9.4 million, or 0.6%, compared to 2016, including a $0.1 million decrease due to changes in foreign exchange rates. Net sales decreased due to lower volume primarily in direct mail, commercial and digital print and forms and price pressures, partially offset by the incremental sales from the Precision Dialogue acquisition. An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales decreased as a result of lower transactional commercial print volume and price pressures, partially offset by higher volume with a large customer.
•	Direct mail: Sales increased slightly as a result of incremental sales from the acquisition of Precision Dialogue, partially offset by lower volume and price pressures.
•	Statement printing: Sales decreased as a result of price pressures.
•	Labels: Sales decreased as a result of price pressures, partially offset by increased prime, pressure sensitive and imaged labels volume.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations decreased $19.0 million for the six months ended June 30, 2017 primarily due to lower volume within commercial and digital print and direct mail, price pressures and higher variable incentive compensation, partially offset by a favorable mix within statement printing, labels and forms. Operating margins decreased from 6.2% for the six months ended June 30, 2016 to 5.0% for the six months ended June 30, 2017 due to lower volume and unfavorable mix within commercial and digital print and direct mail and price pressures, partially offset by cost control initiatives and favorable mix within statement printing, labels and forms. Lower restructuring, impairment and other charges favorably impacted operating margins by 0.1 percentage points.

Strategic Services

	Six Months Ended
	June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$830.6	$784.6
Income from operations	7.8	12.0
Operating margin	0.9%	1.5%
Restructuring, impairment and other charges-net	2.1	0.7

	Net Sales for the Six Months Ended
	June 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Logistics	$586.8	$609.9	$(23.1)	(3.8%)
Sourcing	171.4	105.3	66.1	62.8%
Digital and creative solutions	72.4	69.4	3.0	4.3%
Total Strategic Services	$830.6	$784.6	$46.0	5.9%

Net sales for the Strategic Services segment for the six months ended June 30, 2017 were $830.6 million, an increase of $46.0 million, or 5.9%, compared to 2016. Net sales increased primarily due to higher volume in sourcing, freight brokerage and courier services and increased fuel surcharges in logistics, partially offset by lower postage pass-through sales in logistics.  An analysis of net sales by reporting unit follows:

•

Logistics: Sales decreased primarily due to a decrease in postage pass-through sales in pre-sort and international mail services, lower volume in print logistics and price pressures, partially offset by higher volume in freight brokerage and courier services and an increase in fuel surcharge revenues.

•

Sourcing: Sales increased primarily due to higher volume resulting from the commercial agreements entered into as part of the Separation and higher commercial and forms volume, partially offset by lower volume in labels.

•	Digital and creative solutions: Sales increased due to incremental revenue from the acquisition of Precision Dialogue, partially offset by lower prepress and photo volume.

Strategic Services segment income from operations decreased $4.2 million for the six months ended June 30, 2017, mainly due to lower volume in print logistics and digital solutions, price pressures, higher restructuring, impairment and other charges and higher variable incentive compensation expense, partially offset by increased fuel surcharges within logistics and productivity and cost control initiatives. Operating margins decreased from 1.5% for the six months ended June 30, 2016 to 0.9% for the six months ended June 30, 2017 primarily due to unfavorable mix within the segment, price pressures, lower volume in digital solutions, higher variable incentive compensation and higher restructuring, impairment and other charges, partially offset by increased fuel surcharges in logistics and productivity and cost control initiatives. Higher restructuring, impairment and other charges negatively impacted operating margins by 0.2 percentage points.

International

	Six Months Ended
	June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$979.6	$972.1
Income from operations	33.2	65.8
Operating margin	3.4%	6.8%
Restructuring, impairment and other charges-net	6.4	5.1
Gain on sale of businesses	—	(12.3)

	Net Sales for the Six Months Ended
	June 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Asia	$401.9	$325.9	$76.0	23.3%
Global Turnkey Solutions	221.0	249.2	(28.2)	(11.3%)
Business process outsourcing	188.8	223.7	(34.9)	(15.6%)
Canada	103.1	114.2	(11.1)	(9.7%)
Latin America	64.8	59.1	5.7	9.6%
Total International	$979.6	$972.1	$7.5	0.8%

Net sales in the International segment for the six months ended June 30, 2017 were $979.6 million, an increase of $7.5 million, or 0.8%, compared to the same period in 2016, inclusive of a $23.6 million, or 2.4%, decrease due to changes in foreign exchange rates. After including the impact of changes in foreign exchange rates, net sales increased due to higher volume in Asia, partially offset by lower volume in business process outsourcing, Global Turnkey Solutions and Canada, as well as price pressures.  An analysis of net sales by reporting unit follows:

•	Asia: Sales increased due to higher volume primarily in packaging and books products, partially offset by price pressures.
•	Global Turnkey Solutions: Sales decreased primarily due to lower volume in books and packaging, partially offset by favorable price changes.
•	Business process outsourcing: Sales decreased due to lower volume, changes in foreign exchanges rates and price pressures.
•	Canada: Sales decreased due to lower volume in statement printing, commercial print, forms and labels.
•	Latin America: Sales increased primarily due to favorable changes in foreign exchange rates across the region, partially offset by lower volume.

International segment income from operations decreased $32.6 million primarily due to the prior year $12.3 million gain recognized on the sale of two entities, lower volume in Global Turnkey Solutions, Canada, business process outsourcing, price pressures, higher restructuring, impairment and other charges and higher variable incentive compensation expense, partially offset by increased volume in Asia and lower bad debt expense. Operating margins decreased from 6.8% for the six months ended June 30, 2016 to 3.4% for the six months ended June 30, 2017, driven by the prior year $12.3 million gain recognized on the sale of two entities, lower volume in Global Turnkey Solutions, Canada and business process outsourcing, price pressures, higher restructuring, impairment and other charges and higher variable incentive compensation expense, partially offset by increased packaging volume in Asia and lower bad debt expense. The prior year gain on the sale of businesses and higher restructuring, impairment and other charges negatively impacted operating margins by 1.3 and 0.1 percentage points, respectively.

Corporate

	Six Months Ended
	June 30,
	2017	2016
	(in millions)
Operating expenses	$29.9	$89.4
Pension settlement	—	20.4
Spinoff-related transaction expenses	3.3	—
Restructuring, impairment and other charges-net	2.4	4.9
Acquisition-related expenses	—	2.0

Corporate operating expenses in the six months ended June 30, 2017 were $29.9 million, a decrease of $59.5 million compared to the same period in 2016. The decrease was primarily driven by the prior year pension settlement charge, lower corporate and other overhead costs related to the pre-Separation combined entity, lower legal and bad debt expenses and cost control initiatives, partially offset by higher variable incentive compensation, lower pension and postretirement plan income and spinoff-related transaction expenses.

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

The following describes the Company’s cash flows for the six months ended June 30, 2017 and 2016. The Company’s cash flows for all periods prior to the October 1, 2016 Distribution include the impact of LSC and Donnelley Financial. Refer to Note 2, Discontinued Operations, to the Condensed Consolidated Financial Statements for information on the significant non-cash items, capital expenditures and depreciation and amortization related to LSC and Donnelley Financial.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $51.8 million for the six months ended June 30, 2017, compared to $100.3 million during the same period in 2016. The decrease in net cash used in operating activities was driven by the timing of supplier and customer payments and lower interest, spinoff-related transaction and tax payments, partially offset by lower cash earnings.

Cash Flows From Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017 was $73.2 million compared to net cash used in investing activities of $72.1 million for the six months ended June 30, 2016. Capital expenditures were $54.2 million during the first six months of 2017, a decrease of $47.2 million as compared to the same period of 2016 driven by LSC and Donnelley Financial capital expenditures in the prior year period of $31.2 million. For the six months ended June 30, 2017, cash provided by investing activities included net proceeds of $121.4 million from the sale of the Company’s retained interest in LSC. For the six months ended June 30, 2016, cash used in investing activities included $13.4 million of proceeds from business dispositions in the International segment.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $122.3 million compared to net cash provided by financing activities of $76.2 million in the same period in 2016. During the six months ended June 30, 2017, the Company had $655.0 million and $820.0 million of payments and borrowings, respectively, under the Credit Agreement, compared to $185.0 million of net borrowings under the prior credit facility during the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company paid approximately $200.4 million to repurchase certain senior notes and debentures outstanding through borrowings under the Credit Agreement. Additionally, dividends paid decreased $89.1 million from $108.7 million during the six months ended June 30, 2016 to $19.6 million during the six months ended June 30, 2017. During the six months ended June 30, 2017, the Company paid the final spinoff cash settlement of $78.0 million to LSC and Donnelley Financial as required by the Separation and Distribution agreement.

LIQUIDITY

Cash and cash equivalents of $224.0 million as of June 30, 2017 included $52.8 million in the U.S. and $171.2 million at international locations. The Company’s foreign subsidiaries are expected to make payments of approximately $17.5 million during the remainder of 2017 in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $8.5 million as of June 30, 2017 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents at June 30, 2017 were $6.9 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

In March 2017, the Company sold the 6,242,802 common shares it retained upon the spinoff of LSC for net proceeds of $121.4 million. The proceeds of this sale were used to repay a portion of the outstanding borrowings under the Credit Agreement. In June 2017, the Company exchanged 6,143,208 of the 6,242,802 shares of Donnelley Financial retained upon the spinoff for $111.6 million of aggregate principal of certain outstanding senior notes. As of June 30, 2017, the Company no longer held any shares of LSC common stock but continued to hold 99,594 shares of Donnelley Financial common stock. The Company is currently in the process of executing a debt-for-equity exchange for the remaining retained shares of Donnelley Financial.

The Company’s debt maturities as of June 30, 2017 are shown in the following table:

	Debt Maturity Schedule
	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Senior notes and debentures and borrowings under the Credit Agreement (a)	$2,247.7	$—	$—	$172.2	$238.4	$881.0	$956.1
Miscellaneous debt obligations	19.2	19.1	0.1	—	—	—	—
Total	$2,266.9	$19.1	$0.1	$172.2	$238.4	$881.0	$956.1
(a)	Excludes unamortized debt issuance costs of $12.9 million and a discount of $1.5 million which do not represent contractual commitments with a fixed amount or maturity date.

On June 7, 2017, the Company repurchased $41.7 million of the 6.625% debentures due April 15, 2029, $59.4 million of the 6.50% senior notes due November 15, 2023 and $101.7 million of the 6.00% senior notes due April 1, 2024 using borrowings under the Credit Agreement. The repurchases resulted in a net gain of $0.8 million which was recognized within loss on debt extinguishments in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2017 related to the difference between the fair value of the debt repurchased and the principal outstanding, partially offset by premiums paid, unamortized debt issuance costs and other expenses.

On May 22, 2017, certain third party financial institutions (such financial institutions collectively, the “Third Party Purchasers”), launched cash tender offers for certain of the Company’s outstanding debt securities, including the Company’s 7.625% senior notes due June 15, 2020 and 7.875% senior notes due March 15, 2021. On June 7, 2017, the Third Party Purchasers purchased $111.6 million in aggregate principal amount of the 7.625% senior notes due June 15, 2020 (the “Third Party Purchase Notes”). On June 21, 2017, the Company exchanged 6,143,208 of its retained shares of Donnelley Financial for the Third Party Purchase Notes. The Company cancelled the Third Party Purchase Notes on June 21, 2017. As a result, the Company recognized a $14.4 million loss on debt extinguishment in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2017 related to premiums paid, unamortized debt issuance costs and other expenses. In addition, the Company recognized a net realized gain of $92.4 million resulting from the disposition of the retained shares of Donnelley Financial common stock within investment and other (income) expense-net in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2017.

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

The Credit Agreement is subject to a number of covenants, including but not limited to: limitations on debt, investments, restricted payments, burdensome agreements, liens, merger or sale of assets, conduct of business, transactions with affiliates and dispositions.  The Credit Agreement also requires that the Company  maintain a maximum secured leverage ratio of 1.50 to 1.00 and a maximum leverage ratio, as defined and calculated pursuant to the Credit Agreement, as of the last day of each fiscal quarter  of (i) with respect to any fiscal quarter ending on or after December 31, 2016 and prior to September 30, 2017, 5.00 to 1.00; (ii) with respect to any fiscal quarter ending on or after September 30, 2017 and prior to March 31, 2018, 4.75 to 1.00; (iii) with respect to any fiscal quarter ending on or after March 31, 2018 and prior to March 31, 2019, 4.50 to 1.00; (iv) with respect to any fiscal quarter ending on or after March 31, 2019 and prior to March 31, 2020, 4.25 to 1.00; and (v) with respect to any fiscal quarter ending on or after March 31, 2020, 4.00 to 1.00.

There were $350.0 million of borrowings under the Credit Agreement as of June 30, 2017. Based on the Company’s results of operations for the trailing twelve months ended June 30, 2017 and existing borrowings, the Company would have had the ability to utilize approximately $329.0 million of the $800.0 million Credit Agreement and not have been in violation of the terms of the agreement.

The current availability under the Credit Agreement as of June 30, 2017 is shown in the table below:

June 30, 2017
Availability	(in millions)
Committed Credit Agreement	$800.0
Availability reduction from covenants	121.0
$679.0
Usage
Borrowings under the Credit Agreement	350.0
Impact on availability related to outstanding letters of credit	—
350.0
Current availability at June 30, 2017	$329.0

The Company was in compliance with its debt covenants as of June 30, 2017 and expects to remain in compliance based on management’s estimates of operating and financial results for 2017 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. In the event we were to fall out of compliance with one or more of our debt covenants in the future, following an applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver or amendment or refinance our facility.  If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by sixteen U.S. and international financial institutions.

As of June 30, 2017, the Company had $146.5 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). There were $111.4 million in outstanding letters of credit, bank guarantees and bank acceptance drafts which reduced availability and of which $64.1 million were issued under the Credit Agreement. Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $369.1 million as of June 30, 2017.

The Company’s liquidity may be affected by its credit ratings. The Company’s Standard & Poor Rating Services (“S&P”) and Moody’s credit ratings as of June 30, 2017 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	B+, Stable	B1, Stable
Senior unsecured debt	B+	B2
Credit Agreement	BB	Ba1

Dividends

During the six months ended June 30, 2017, the Company paid cash dividends of $19.6 million. On July 18, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.14 per common share payable on September 1, 2017 to RRD stockholders of record on August 15, 2017.

Acquisitions and Dispositions

During the six months ended June 30, 2016, the Company sold two entities within the business process outsourcing reporting unit, for net proceeds of $13.4 million.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At June 30, 2017, the Company’s variable-interest borrowings were $368.9 million. Approximately 83.7% of the Company’s outstanding debt was comprised of fixed-rate debt as of June 30, 2017.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2017 and December 31, 2016 by approximately $49.4 million and $69.6 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign currency contracts to hedge the currency risk. As of June 30, 2017 and December 31, 2016, the aggregate notional amount of outstanding foreign currency contracts was approximately $104.2 million and $172.2 million, respectively (see Note 17, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains from these foreign currency contracts were $0.7 million at June 30, 2017 and $0.2 million at December 31, 2016. The Company does not use derivative financial instruments for trading or speculative purposes.

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2017 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2017 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities during the three months ended June 30, 2017.

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

Date: August 2, 2017