Form 10-Q
period 2017-09-30
RR Donnelley & Sons Co
filed 2017-10-31
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐    No  ☒

As of October 27, 2017, 70.1 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$225.8	$317.5
Receivables, less allowances for doubtful accounts of $33.0 in 2017 (2016 - $35.9)	1,382.9	1,331.3
Inventories (Note 4)	457.1	386.8
Prepaid expenses and other current assets	152.8	136.7
Investment in LSC and Donnelley Financial (Note 2)	—	328.7
Total current assets	2,218.6	2,501.0
Property, plant and equipment-net (Note 5)	624.6	650.3
Goodwill (Note 6)	587.6	602.0
Other intangible assets-net (Note 6)	150.5	171.9
Deferred income taxes	123.2	108.9
Other noncurrent assets	252.2	234.7
Total assets	$3,956.7	$4,268.8
LIABILITIES
Accounts payable	$996.5	$985.3
Accrued liabilities	463.9	541.7
Short-term and current portion of long-term debt (Note 15)	17.9	8.2
Total current liabilities	1,478.3	1,535.2
Long-term debt (Note 15)	2,232.2	2,379.2
Pension liabilities	103.2	119.4
Other postretirement benefits plan liabilities	130.2	134.1
Other noncurrent liabilities	175.8	193.1
Total liabilities	4,119.7	4,361.0
Commitments and Contingencies (Note 14)
EQUITY (Note 10)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2017 and 2016	0.9	0.9
Additional paid-in-capital	3,450.7	3,468.5
Accumulated deficit	(2,160.6)	(2,155.4)
Accumulated other comprehensive loss	(126.5)	(55.7)
Treasury stock, at cost, 19.0 shares in 2017 (2016 - 19.1 shares)	(1,341.4)	(1,364.0)
Total RRD stockholders' equity	(176.9)	(105.7)
Noncontrolling interests	13.9	13.5
Total equity	(163.0)	(92.2)
Total liabilities and equity	$3,956.7	$4,268.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Products net sales	$1,322.0	$1,327.8	$3,830.9	$3,772.5
Services net sales	412.9	397.8	1,182.9	1,201.6
Total net sales	1,734.9	1,725.6	5,013.8	4,974.1

Products cost of sales (exclusive of depreciation and amortization)	1,064.1	1,030.7	3,065.7	2,958.1
Services cost of sales (exclusive of depreciation and amortization)	346.4	330.7	992.8	1,002.9
Total cost of sales	1,410.5	1,361.4	4,058.5	3,961.0

Products gross profit	257.9	297.1	765.2	814.4
Services gross profit	66.5	67.1	190.1	198.7
Total gross profit	324.4	364.2	955.3	1,013.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	207.7	218.1	643.6	681.0
Restructuring, impairment and other charges-net (Note 7)	33.8	10.8	46.7	24.3
Depreciation and amortization	47.0	51.0	143.1	153.5
Other operating expense (income)	—	0.3	—	(12.0)
Income from operations	35.9	84.0	121.9	166.3
Interest expense-net	43.5	48.8	137.3	150.6
Investment and other income -net	(2.8)	(1.0)	(47.2)	(0.4)
Loss on debt extinguishments	6.5	—	20.1	—
(Loss) earnings before income taxes	(11.3)	36.2	11.7	16.1
Income tax (benefit) expense	(3.5)	13.9	(7.4)	12.9
Net (loss) earnings from continuing operations	(7.8)	22.3	19.1	3.2
(Loss) income from discontinued operations, net of tax (Note 2)	—	(29.1)	—	15.8
Net (loss) earnings	(7.8)	(6.8)	19.1	19.0
Less: Income attributable to noncontrolling interests	0.2	0.3	0.7	0.8
Net (loss) earnings attributable to RRD common stockholders	$(8.0)	$(7.1)	$18.4	$18.2

Basic net (loss) earnings per share attributable to RRD common stockholders (Note 11):
Continuing operations	$(0.11)	$0.31	$0.26	$0.03
Discontinued operations	—	(0.41)	—	0.23
Net (loss) earnings attributable to RRD stockholders	(0.11)	(0.10)	0.26	0.26

Diluted net (loss) earnings per share attributable to RRD common stockholders (Note 11):
Continuing operations	$(0.11)	$0.31	$0.26	$0.03
Discontinued operations	—	(0.41)	—	0.23
Net (loss) earnings attributable to RRD	(0.11)	(0.10)	0.26	0.26

Dividends declared per common share	$0.14	$0.78	$0.42	$2.34

Weighted average number of common shares outstanding:
Basic	70.2	70.0	70.1	70.0
Diluted	70.2	70.5	70.3	70.5

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) earnings	$(7.8)	$(6.8)	$19.1	$19.0

Other comprehensive income (loss), net of tax (Note 12):
Translation adjustments	17.7	(4.4)	46.8	(9.0)
Adjustment for available-for-sale securities	(1.8)	—	(119.3)	—
Adjustment for net periodic pension and postretirement benefits plan cost	0.7	(19.4)	2.1	(13.3)
Other comprehensive income (loss)	16.6	(23.8)	(70.4)	(22.3)
Comprehensive income (loss)	8.8	(30.6)	(51.3)	(3.3)
Less: comprehensive income attributable to noncontrolling interests	0.3	0.3	1.1	1.0
Comprehensive income (loss) attributable to RRD common stockholders	$8.5	$(30.9)	$(52.4)	$(4.3)

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net earnings	$19.1	$19.0
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Impairment charges - net	21.8	0.8
Depreciation and amortization	143.1	312.5
Provision for doubtful accounts receivable	1.7	20.4
Share-based compensation	6.4	13.4
Deferred income taxes	(10.1)	(33.5)
Changes in uncertain tax positions	0.7	(0.4)
Gain on investments and other assets - net	(2.8)	(13.0)
Realized gain on disposition of available-for-sale securities - net	(42.4)	—
Loss on debt extinguishments	20.1	85.3
Net pension and other postretirement benefits plan income	(11.0)	(55.1)
Net loss on pension and other postretirement benefits plan settlements and curtailments (Note 8)	—	78.8
Other	14.7	9.6
Changes in operating assets and liabilities - net of dispositions and acquisitions:
Accounts receivable - net	(26.3)	(122.4)
Inventories	(62.5)	(60.0)
Prepaid expenses and other current assets	(6.3)	(9.2)
Accounts payable	(18.9)	(160.8)
Income taxes payable and receivable	(11.4)	(35.6)
Accrued liabilities and other	(36.1)	(23.4)
Pension and other postretirement benefits plan contributions	(12.4)	(18.6)
Net cash (used in) provided by operating activities	(12.6)	7.8
INVESTING ACTIVITIES
Capital expenditures	(77.2)	(147.9)
Acquisitions of businesses, net of cash acquired	—	(47.5)
Disposition of businesses	—	13.7
Proceeds from sales of investments and other assets	127.6	3.7
Transfers (to) from restricted cash	(2.4)	13.7
Other investing activities	—	(3.6)
Net cash provided by (used in) investing activities	48.0	(167.9)
FINANCING ACTIVITIES
Net change in short-term debt	10.2	5.7
Payments of current maturities and long-term debt	(200.9)	(786.6)
Proceeds from issuances of long-term debt	—	1,164.0
Payments on Credit Agreement borrowings	(1,000.0)	—
Proceeds from Credit Agreement borrowings	1,165.0	—
Proceeds from termination of interest rate swaps	—	2.5
Debt issuance costs	(4.4)	(37.5)
Dividends paid	(29.4)	(163.2)
Net transfer of cash and cash equivalents to LSC and Donnelley Financial	(78.0)	—
Other financing activities	(1.6)	2.5
Net cash (used in) provided by financing activities	(139.1)	187.4
Effect of exchange rate on cash and cash equivalents	12.0	(5.1)
Net (decrease) increase in cash and cash equivalents	(91.7)	22.2
Cash and cash equivalents at beginning of year	317.5	389.6
Cash and cash equivalents at end of period	$225.8	$411.8

SUPPLEMENTAL NON-CASH DISCLOSURE:
Assumption of warehousing equipment related to customer contract	$—	$8.8
Debt-for-equity exchange	132.9	—
Debt-for-debt exchanges, including debt issuance costs of $5.5 million in 2016	—	300.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RRD”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Spinoff Transactions

On October 1, 2016, the Company completed the separation of its financial communications and data services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and the publishing and retail-centric print services and office products business (“LSC Communications, Inc.” or “LSC”) into two separate publicly-traded companies (the "Separation"). The Company completed the tax-free distribution of 80.75% of the outstanding common stock of each Donnelley Financial and LSC to the Company’s stockholders of record on September 23, 2016 who received one share of each Donnelley Financial and LSC for every eight shares of RRD common stock owned as of the record date (the “Distribution”). The Company retained 19.25% of the outstanding common stock of each Donnelley Financial and LSC. The historical financial results of Donnelley Financial and LSC prior to the Separation, are presented as discontinued operations on the Condensed Consolidated Statements of Operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Sales from RRD to Donnelley Financial and LSC previously eliminated in consolidation have been recast and are now shown as external sales within the financial results of continuing operations. These net sales were $72.5 million and $150.4 million for the three and nine months ended September 30, 2016, respectively. Unless indicated otherwise, the information in the Notes to Condensed Consolidated Financial Statements relates to the Company's continuing operations. Prior periods have been recast to reflect the Company's current segment reporting structure. See Note 2, Discontinued Operations, for more information on the Separation.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Revision of Net Sales and Cost of Sales

During the third quarter of 2017, the Company identified an error in the accounting for certain contracts with an inventory buy-back option within the Asia reporting unit, which is in the International segment. As a result, the error, which was determined by management to be immaterial to the previously issued financial statements, has been corrected herein from the amounts previously reported. There was no impact to net earnings (loss) or net earnings (loss) per share, or the Consolidated Statements of Comprehensive Income or Stockholders’ Equity. The following table presents the impact of the revision on net sales and cost of sales:

	As Reported	Adjustments	As Revised
Three months ended March 31, 2016
Products net sales	$1,242.7	$13.1	$1,229.6
Total net sales	1,645.6	13.1	1,632.5
Products cost of sales	971.9	13.1	958.8
Total cost of sales	1,313.1	13.1	1,300.0
Three months ended June 30, 2016
Products net sales	$1,231.7	$16.6	$1,215.1
Total net sales	1,632.6	16.6	1,616.0
Products cost of sales	985.2	16.6	968.6
Total cost of sales	1,316.2	16.6	1,299.6
Three months ended September 30, 2016
Products net sales	$1,343.4	$15.6	$1,327.8
Total net sales	1,741.2	15.6	1,725.6
Products cost of sales	1,046.3	15.6	1,030.7
Total cost of sales	1,377.0	15.6	1,361.4
Three months ended December 31, 2016
Products net sales	$1,470.3	$17.4	$1,452.9
Total net sales	1,876.3	17.4	1,858.9
Products cost of sales	1,161.0	17.4	1,143.6
Total cost of sales	1,512.6	17.4	1,495.2
Three months ended March 31, 2017
Products net sales	$1,288.9	$17.4	$1,271.5
Total net sales	1,676.3	17.4	1,658.9
Products cost of sales	1,024.3	17.4	1,006.9
Total cost of sales	1,348.5	17.4	1,331.1
Three months ended June 30, 2017
Products net sales	$1,263.4	$26.0	$1,237.4
Total net sales	1,646.0	26.0	1,620.0
Products cost of sales	1,020.7	26.0	994.7
Total cost of sales	1,342.9	26.0	1,316.9

The following table presents the impact of the related balance sheet revision on the December 31, 2016 Condensed Consolidated Balance Sheet:

	As Reported	Adjustments	As Revised
Receivables, less allowance for doubtful accounts	$1,354.4	$(23.1)	$1,331.3
Inventories	379.6	7.2	386.8
Accounts payable	1,001.2	(15.9)	985.3

The September 30, 2016 Consolidated Statement of Cash Flows has also been revised to reflect the impact of the above balance sheet revision.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

2. Discontinued Operations

Immediately following the Distribution, the Company held approximately 6.2 million shares of Donnelley Financial common stock and approximately 6.2 million shares of LSC common stock. The Company accounted for these investments as available-for-sale equity securities. In March 2017, the Company sold the 6.2 million shares of LSC common stock it retained upon spinoff for net proceeds of $121.4 million, resulting in a realized loss of $51.6 million, which was recorded within investment and other income-net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017. In June 2017, the Company completed a non-cash debt-for-equity exchange in which RRD exchanged 6,143,208 of its retained shares of Donnelley Financial common stock for the extinguishment of $111.6 million in aggregate principal amount of RRD indebtedness. In August 2017, the Company disposed of its remaining 99,594 shares of Donnelley Financial common stock in exchange for the extinguishment of $1.9 million in aggregate principal amount of RRD indebtedness.  See Note 15, Debt, for additional details of these debt-for-equity transactions. As of September 30, 2017, the Company no longer held any shares of LSC or Donnelley Financial.

The following details the financial results of discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Net sales	$1,122.6	$3,303.4
Cost of sales	879.1	2,534.7
Operating expenses (a)	170.0	592.0
Interest and other expense net (b)	104.0	139.5
(Loss) earnings before income taxes	(30.5)	37.2
Income tax (benefit) expense	(1.4)	21.4
Net (loss) earnings from discontinued operations	$(29.1)	$15.8
(a)	Includes spinoff transaction costs incurred of $27.0 million and $57.3 million during the three and nine month periods ended September 30, 2016, respectively.
(b)

Includes the related interest expense of the corporate level debt which was retired in connection with the Separation totaling $17.8 million and $53.6 million for the three and nine months ended September 30, 2016, respectively. Also includes the losses on the extinguishment of corporate level debt executed in conjunction with the spinoff transactions totaling $85.3 million, for the three and nine months ended September 30, 2016.

The significant non-cash items and capital expenditures of discontinued operations were as follows:

Nine Months Ended
September 30, 2016
Depreciation and amortization	$159.0
Pension settlement charges	77.7
Impairment charges	1.5
Loss on debt extinguishments	85.3
Assumption of warehousing equipment related to customer contract	8.8
Purchase of property, plant and equipment	49.0

In connection with the Separation, the Company entered into transition services agreements with Donnelley Financial and LSC under which the companies will provide one another with certain services to help ensure an orderly transition following the Separation (the “Transition Services Agreements”). The charges for these services are intended to allow the companies, as applicable, to recover the direct and indirect costs incurred in providing such services. The Transition Services Agreements generally provide for a term of services starting at the Separation date and continuing for a period of up to twenty-four months following the Separation. During the three and nine months ended September 30, 2017, the Company recognized $1.4 million and $6.4 million, respectively, as a reduction of costs within selling, general and administrative expenses within the Condensed Consolidated Statements of Operations from the Transition Services Agreement.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company also entered into various commercial agreements which govern sales transactions between the companies. Under these commercial agreements, the Company recognized the following transactions with LSC and Donnelley Financial during the three and nine months ended September 30, 2017:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Net sales to LSC and Donnelley Financial	$67.2	$236.3
Purchases from LSC and Donnelley Financial	36.2	105.2

The Company also recognized $83.0 million of net cash inflow from Donnelley Financial and LSC within operating activities in the Condensed Consolidated Statements of Cash Flows during the nine months ended September 30, 2017.

3. Acquisitions and Dispositions

2016 Acquisition

On August 4, 2016, the Company acquired Precision Dialogue Holdings, LLC (“Precision Dialogue”), a provider of email marketing, direct mail marketing and other services with operations in the United States for a purchase price, net of cash acquired, of approximately $59.2 million. The acquisition expanded the Company’s ability to help its customers measure communications effectiveness and audience engagement. During the three and nine months ended September 30, 2017, Precision Dialogue contributed $17.0 million and $44.5 million, respectively, in net sales and earnings before income taxes of $2.9 million and $4.4 million, respectively. During both the three and nine months ended September 30, 2016, Precision Dialogue contributed $8.4 million in net sales and earnings before income taxes of $0.6 million. Precision Dialogue is included within the operating results of the Variable Print and Strategic Services segments.

 2016 Dispositions

On January 11, 2016, the Company sold two entities within the business process outsourcing reporting unit for net proceeds of $13.4 million. This resulted in a net gain of $12.3 million during the nine months ended September 30, 2016, which was recorded in other operating income in the Condensed Consolidated Statements of Operations. Additionally, in the third quarter of 2016, the Company sold three immaterial entities in the International segment, which resulted in a net loss of $0.3 million during the three and nine months ended September 30, 2016.

4. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Raw materials and manufacturing supplies	$168.6	$141.0
Work in process	114.7	84.4
Finished goods	190.1	179.4
LIFO reserve	(16.3)	(18.0)
Total	$457.1	$386.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

.

5. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Land	$56.1	$56.0
Buildings	415.0	403.0
Machinery and equipment	1,869.2	1,805.4
	2,340.3	2,264.4
Less: Accumulated depreciation	(1,715.7)	(1,614.1)
Total	$624.6	$650.3

During the three and nine months ended September 30, 2017, depreciation expense was $34.6 million and $105.2 million, respectively.  During the three and nine months ended September 30, 2016, depreciation expense was $37.6 million and $116.2 million, respectively.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows:

	Variable	Strategic
	Print	Services	International	Total
Net book value as of December 31, 2016
Goodwill	$1,823.0	$365.2	$1,017.9	$3,206.1
Accumulated impairment losses	(1,550.5)	(148.7)	(904.9)	(2,604.1)
Total	272.5	216.5	113.0	602.0
Foreign exchange and other adjustments	—	—	6.9	6.9
Impairment charges	—	(21.3)	—	(21.3)
Net book value as of September 30, 2017
Goodwill	1,824.1	365.2	1,090.3	3,279.6
Accumulated impairment losses	(1,551.6)	(170.0)	(970.4)	(2,692.0)
Total	$272.5	$195.2	$119.9	$587.6

During the third quarter of 2017, the Company recorded non-cash charges of $21.3 million to reflect the impairment of goodwill in the Strategic Services segment. See Note 7, Restructuring, Impairment and Other Charges, for further information.

The components of other intangible assets at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$532.9	$(404.8)	$128.1	$517.9	$(370.7)	$147.2
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	26.2	(24.9)	1.3	26.2	(24.4)	1.8
Trade names	36.8	(15.7)	21.1	36.8	(13.9)	22.9
Total other intangible assets	$597.9	$(447.4)	$150.5	$582.9	$(411.0)	$171.9

Amortization expense for other intangible assets was $7.1 million and $21.6 million for the three and nine months ended September 30, 2017, respectively. Amortization expense for other intangible assets was $8.0 million and $25.7 million for the three and nine months ended September 30, 2016, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

7. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended September 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2017	Terminations	Charges	Charges	Impairment	Charges	Total
Variable Print	$3.0	$0.6	$3.6	$0.2	$0.4	$4.2
Strategic Services	0.7	—	0.7	21.3	0.1	22.1
International	1.9	0.3	2.2	—	—	2.2
Corporate	5.1	0.2	5.3	—	—	5.3
Total	$10.7	$1.1	$11.8	$21.5	$0.5	$33.8

Three Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2016	Terminations	Charges	Charges	Impairment	Charges	Total
Variable Print	$1.1	$0.3	$1.4	$—	$0.5	$1.9
Strategic Services	1.2	—	1.2	—	0.1	1.3
International	0.9	0.2	1.1	—	—	1.1
Corporate	6.5	0.1	6.6	(0.1)	—	6.5
Total	$9.7	$0.6	$10.3	$(0.1)	$0.6	$10.8

For the nine months ended September 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Nine Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2017	Terminations	Charges	Charges	Impairment	Charges	Total
Variable Print	$4.0	$0.9	$4.9	$(0.1)	$1.4	$6.2
Strategic Services	1.8	0.3	2.1	21.8	0.3	24.2
International	6.4	2.2	8.6	—	—	8.6
Corporate	7.3	0.4	7.7	—	—	7.7
Total	$19.5	$3.8	$23.3	$21.7	$1.7	$46.7

Nine Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2016	Terminations	Charges	Charges	Impairment	Charges	Total
Variable Print	$1.5	$1.5	$3.0	$0.3	$1.4	$4.7
Strategic Services	1.7	—	1.7	—	0.3	2.0
International	7.4	1.3	8.7	(2.5)	—	6.2
Corporate	10.1	0.1	10.2	1.2	—	11.4
Total	$20.7	$2.9	$23.6	$(1.0)	$1.7	$24.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and Impairment Charges

For the three and nine months ended September 30, 2017, the Company recorded net restructuring charges of $10.7 million and $19.5 million, respectively, for employee termination costs. These charges primarily relate to the reorganization of selling, general and administrative functions primarily within the Corporate, International and Variable Print segments, the termination of the Company’s relationship in a joint venture within the International segment and a facility closure in the Strategic Services segment. For the three and nine months ended September 30, 2017, the Company recorded net impairment charges of $21.5 million and $21.7 million, respectively, primarily related to the $21.3 million impairment of the goodwill for the digital and creative solutions (“DCS”) reporting unit, which is included within the Strategic Services segment. The goodwill impairment charge in the DCS reporting unit was due to the notification from a major customer that they will be transitioning their business away from DCS beginning in the fourth quarter of 2017 as well as declines in sales with other existing customers which resulted in lower expectations of future revenues, profitability and cash flows compared to expectations as of the October 31, 2016 annual goodwill impairment test. As of September 30, 2017, the DCS reporting unit had no remaining goodwill. The goodwill impairment charges were determined using Level 3 inputs, including comparable marketplace fair value data and a discounted cash flow analysis. The remaining impairment charges recorded for the three and nine months ended September 30, 2017, were primarily due to the impairment of equipment associated with the facility closure in the Strategic Services segment. Additionally, the Company incurred lease termination and other restructuring charges of $1.1 million and $3.8 million, respectively, for the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2016, the Company recorded net restructuring charges of $9.7 million and $20.7 million, respectively, for employee termination costs. These charges primarily related to two facility closures in the International segment and the reorganization of certain administrative functions and operations. Additionally, the Company incurred lease termination and other restructuring charges of $0.6 million and $2.9 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2016, the Company recognized $0.1 million and $1.0 million, respectively, of net gains on the sale of previously impaired assets, partially offset by impairment charges related to buildings and machinery and equipment associated with facility closures.

Other Charges

For the three and nine months ended September 30, 2017 and 2016, the Company recorded other charges of $0.5 million and $1.7 million and $0.6 million and $1.7 million, respectively, for multi-employer pension plan withdrawal obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $5.1 million and $32.4 million, respectively, as of September 30, 2017.

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

 Restructuring Reserve

The restructuring reserve as of December 31, 2016 and September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	September 30,
	2016	Charges	Other	Paid	2017
Employee terminations	$7.6	$19.5	$—	$(13.5)	$13.6
Multi-employer pension withdrawal obligations	11.8	0.6	(0.1)	(1.1)	11.2
Lease terminations and other	1.6	3.2	1.2	(2.8)	3.2
Total	$21.0	$23.3	$1.1	$(17.4)	$28.0

The current portion of restructuring reserves of $14.4 million at September 30, 2017 was included in accrued liabilities, while the long-term portion of $13.6 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures, was included in other noncurrent liabilities at September 30, 2017.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September 2018.

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

8. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Pension (income) expense
Service cost	$0.1	$0.3	$0.5	$0.8
Interest cost	8.0	37.9	23.7	105.3
Expected return on plan assets	(12.7)	(58.2)	(37.6)	(171.2)
Amortization, net	1.9	7.6	5.4	23.4
Settlements and curtailments	—	1.6	—	98.0
Less: income (expense) attributable to discontinued operations	—	10.2	—	(43.3)
Net pension (income) expense - continuing operations	$(2.7)	$(0.6)	$(8.0)	$13.0
Other postretirement benefits plan income
Service cost	$0.4	$1.0	$1.0	$3.0
Interest cost	2.7	3.1	8.3	9.2
Expected return on plan assets	(3.4)	(3.4)	(10.1)	(10.2)
Amortization, net	(0.7)	(4.0)	(2.2)	(12.0)
Curtailments	—	(19.7)	—	(19.7)
Net other postretirement benefit income - continuing operations	$(1.0)	$(23.0)	$(3.0)	$(29.7)

The Company expects to make cash contributions of approximately $17.0 million to its pension and other postretirement benefit plans in 2017. During the nine months ended September 30, 2017, the Company contributed $12.4 million to its benefit plans.

In the fourth quarter of 2015, the Company communicated to certain former employees the option to receive a lump-sum pension payment or annuity with payments computed in accordance with statutory requirements, beginning in the second quarter of 2016.  Payments to eligible participants who elected to receive a lump-sum pension payment or annuity were funded from existing pension plan assets and liabilities were remeasured as of the payout date. The discount rates and actuarial assumptions used to calculate the payouts were determined in accordance with federal regulations. The company recorded total non-cash settlement charges of $1.6 million and $98.0 million, of which $0.3 million and $20.7 million is included within selling, general and administrative expenses and $1.3 million and $77.3 million is included within income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016, respectively. These charges resulted from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

During the third quarter of 2016, the Company announced the discontinuation of retiree medical, prescription drug and life insurance benefits for individuals retiring on or after October 1, 2016.  This change was accounted for as a significant plan amendment and the other postemployment benefit plan obligations were remeasured as of September 30, 2016.  This remeasurement resulted in a curtailment gain of $16.4 million within cost of sales and $3.3 million in selling, general and administrative expenses during the three and nine months ended September 30, 2016.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

9. Share-Based Compensation

Share-based compensation expense from continuing operations totaled $2.1 million for both the three months ended September 30, 2017 and 2016, respectively, and $6.4 million and $7.9 million for the nine months ended September 30, 2017 and 2016, respectively.

In March 2017, the Company awarded its annual share-based compensation grants, which consisted of 569,594 restricted stock units with a grant date fair value of $16.30 per unit and 304,425 performance share units with a grant date fair value of $16.30 per unit. The restricted stock units are subject to a three year graded vesting period. The performance share units are subject to a 34 month cliff vesting period. Additionally, during the nine months ended September 30, 2017, the Company awarded 102,191 restricted stock units with a weighted average grant date fair value of $11.77 per share and a weighted average vesting period of 1.5 years.

10. Equity

The Company’s equity as of December 31, 2016 and September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

	RRD
	Stockholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2016	$(105.7)	$13.5	$(92.2)
Net earnings	18.4	0.7	19.1
Other comprehensive (loss) income	(70.8)	0.4	(70.4)
Share-based compensation	6.4	—	6.4
Spinoff adjustments	5.9	—	5.9
Issuance of share-based awards, net of withholdings and other	(1.7)	—	(1.7)
Cash dividends paid	(29.4)	—	(29.4)
Distributions to noncontrolling interests	—	(0.7)	(0.7)
Balance at September 30, 2017	$(176.9)	$13.9	$(163.0)

During the nine months ended September 30, 2017, the Company recorded certain spinoff related adjustments within equity primarily resulting from the final pension asset valuation as required by the Separation and Distribution Agreement.

11. Earnings per Share

Basic earnings per share is calculated by dividing net earnings attributable to RRD common stockholders by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units and performance share units. Performance share units are considered anti-dilutive and excluded if the performance targets, upon which the issuance of the shares is contingent, have not been achieved and the respective performance period has not been completed as of the end of the current period. Additionally, stock options are considered anti-dilutive when the exercise price exceeds the average of the Company’s stock price during the applicable period. In periods when the Company is in a net loss from continuing operations, share-based awards are excluded from the calculation of earnings per share as their inclusion would have an anti-dilutive effect.

During the nine months ended September 30, 2017 and 2016, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic net (loss) earnings per share attributable to RRD common stockholders:
Continuing operations	$(0.11)	$0.31	$0.26	$0.03
Discontinued operations	—	(0.41)	—	0.23
Net (loss) earnings attributable to RRD stockholders	$(0.11)	$(0.10)	$0.26	$0.26
Diluted net (loss) earnings per share attributable to RRD common stockholders:
Continuing operations	$(0.11)	$0.31	$0.26	$0.03
Discontinued operations	—	(0.41)	—	0.23
Net (loss) earnings attributable to RRD stockholders	$(0.11)	$(0.10)	$0.26	$0.26
Numerator
Net (loss) earnings attributable to RRD common stockholders - continuing operations	$(8.0)	$22.0	$18.4	$2.4
Net (loss) earnings from discontinued operations, net of income taxes	—	(29.1)	—	15.8
Net (loss) earnings attributable to RRD common stockholders	$(8.0)	$(7.1)	$18.4	$18.2
Denominator:
Weighted average number of common shares outstanding	70.2	70.0	70.1	70.0
Dilutive options and awards	—	0.5	0.2	0.5
Diluted weighted average number of common shares outstanding	70.2	70.5	70.3	70.5
Weighted average number of anti-dilutive share-based awards:
Stock options	1.3	0.8	1.0	0.7
Performance share units	0.3	0.2	0.3	0.2
Restricted stock units	1.1	0.3	0.7	—
Total	2.7	1.3	2.0	0.9

Dividends declared per common share	$0.14	$0.78	$0.42	$2.34

12. Other Comprehensive (Loss) Income

The components of other comprehensive income (loss) and income tax (benefit) expense allocated to each component for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017

	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$17.7	$—	$17.7	$46.8	$—	$46.8
Adjustment for net periodic pension and other postretirement benefits plan cost	1.2	0.5	0.7	3.2	1.1	2.1
Adjustments for available-for-sale securities	(1.8)	—	(1.8)	(122.3)	(3.0)	(119.3)
Other comprehensive income (loss)	$17.1	$0.5	$16.6	$(72.3)	$(1.9)	$(70.4)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(4.4)	$—	$(4.4)	$(9.0)	$—	$(9.0)
Adjustment for net periodic pension and other postretirement benefits plan cost	(32.4)	(13.0)	(19.4)	(16.3)	(3.0)	(13.3)
Other comprehensive loss	$(36.8)	$(13.0)	$(23.8)	$(25.3)	$(3.0)	$(22.3)

During the nine months ended September 30, 2016, translation adjustments and income tax expense on pension and other postretirement benefits plan cost were adjusted to reflect previously recorded deferred taxes at their historical exchange rates.

Accumulated other comprehensive loss by component as of December 31, 2016 and September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

	Changes in the Fair Value of Available-for-Sale Securities	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$119.3	$(159.5)	$(15.5)	$(55.7)
Other comprehensive (loss) income before reclassifications	(48.5)	—	43.6	(4.9)
Amounts reclassified from accumulated other comprehensive loss	(70.8)	2.1	2.8	(65.9)
Net change in accumulated other comprehensive loss	(119.3)	2.1	46.4	(70.8)
Balance at September 30, 2017	$—	$(157.4)	$30.9	$(126.5)

Accumulated other comprehensive loss by component as of December 31, 2015 and September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$(727.5)	$(65.7)	$(793.2)
Other comprehensive loss before reclassifications	(69.7)	(8.5)	(78.2)
Amounts reclassified from accumulated other comprehensive loss	55.2	—	55.2
Amounts reclassified due to disposition of a business	1.2	(0.7)	0.5
Net change in accumulated other comprehensive loss	(13.3)	(9.2)	(22.5)
Balance at September 30, 2016	$(740.8)	$(74.9)	$(815.7)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Classification in the Condensed Consolidated
	2017	2016	2017	2016	Statements of Operations
Translation Adjustments:
Net realized loss	$2.8	—	$2.8	—	Selling, general and administrative expenses
Reclassifications before tax	2.8	—	2.8	—
Income tax benefit	—	—	—	—
Reclassification, net of tax	$2.8	$—	$2.8	$—
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$1.9	$7.8	$5.4	$23.5	Cost of sales; Selling, general and administrative expenses
Net prior service credit	(0.7)	(4.0)	(2.2)	(12.0)	Cost of sales; Selling, general and administrative expenses
Settlements	—	1.6	—	98.5	Cost of sales; Selling, general and administrative expenses
Curtailments	—	(19.7)	—	(19.7)	Cost of sales; Selling, general and administrative expenses
Reclassifications before tax	1.2	(14.3)	3.2	90.3
Income tax expense (benefit)	0.5	(7.9)	1.1	35.1
Reclassification, net of tax	$0.7	$(6.4)	$2.1	$55.2
Available-for-sale securities:
Net realized gain on equity securities	(1.8)	—	(52.8)	—	Investment and other income-net
Reclassifications before tax	(1.8)	—	(52.8)	—
Income tax benefit	—	—	18.0	—
Reclassification, net of tax	(1.8)	—	(70.8)	—
Total reclassifications, net of tax	$1.7	$(6.4)	$(65.9)	$55.2

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

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2017
Variable Print	$771.7	$(4.2)	$767.5	$39.3	$28.5	$6.3
Strategic Services	483.5	(39.8)	443.7	(14.8)	3.8	(0.2)
International	532.6	(8.9)	523.7	20.6	13.7	11.9
Total operating segments	1,787.8	(52.9)	1,734.9	45.1	46.0	18.0
Corporate	—	—	—	(9.2)	1.0	5.0
Total operations	$1,787.8	$(52.9)	$1,734.9	$35.9	$47.0	$23.0

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2016
Variable Print	$796.8	$(6.5)	$790.3	$50.1	$30.5	$15.0
Strategic Services	486.9	(41.9)	445.0	13.3	4.3	-
International	501.5	(11.2)	490.3	36.0	14.8	6.3
Total operating segments	1,785.2	(59.6)	1,725.6	99.4	49.6	21.3
Corporate	—	—	—	(15.4)	1.4	7.4
Total operations	$1,785.2	$(59.6)	$1,725.6	$84.0	$51.0	$28.7

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2017
Variable Print	$2,291.9	$(12.3)	$2,279.6	$114.2	$86.2	$21.8
Strategic Services	1,394.4	(120.1)	1,274.3	(7.0)	12.6	6.0
International	1,488.1	(28.2)	1,459.9	53.8	41.1	34.3
Total operating segments	5,174.4	(160.6)	5,013.8	161.0	139.9	62.1
Corporate	—	—	—	(39.1)	3.2	15.1
Total operations	$5,174.4	$(160.6)	$5,013.8	$121.9	$143.1	$77.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2016
Variable Print	$2,326.3	$(14.5)	$2,311.8	$144.0	$90.5	$45.5
Strategic Services	1,343.9	(114.3)	1,229.6	25.3	14.0	13.1
International	1,465.7	(33.0)	1,432.7	101.8	46.7	23.8
Total operating segments	5,135.9	(161.8)	4,974.1	271.1	151.2	82.4
Corporate	—	—	—	(104.8)	2.3	16.5
Total operations	$5,135.9	$(161.8)	$4,974.1	$166.3	$153.5	$98.9

Restructuring, impairment and other charges by segment are described in Note 7, Restructuring, Impairment and Other Charges.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

15. Debt

The Company’s debt at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Borrowings under the Credit Agreement	$350.0	$185.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
7.625% senior notes due June 15, 2020	238.4	350.0
7.875% senior notes due March 15, 2021	447.1	448.8
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	140.0	140.0
6.50% senior notes due November 15, 2023	290.6	350.0
6.00% senior notes due April 1, 2024	298.3	400.0
6.625% debentures due April 15, 2029	157.9	199.5
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	17.9	8.5
Unamortized debt issuance costs	(12.2)	(16.5)
Total debt	2,250.1	2,387.4
Less: current portion	(17.9)	(8.2)
Long-term debt	$2,232.2	$2,379.2
(a)	As of September 30, 2017 and December 31, 2016, the interest rate on the 11.25% senior notes due February 1, 2019 was 13.25%, the maximum rate on these notes, as a result of ratings downgrades.
(b)	Includes miscellaneous debt obligations and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $38.9 million and $4.3 million at September 30, 2017 and December 31, 2016, respectively.

On September 29, 2017, the Company entered into an asset-based revolving credit facility pursuant to the second amended and restated credit agreement (the “Credit Agreement”) which amended and restated the Company’s $800.0 million senior secured revolving credit facility dated September 30, 2016. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $800.0 million subject to a borrowing base. The amount available to be borrowed under the Credit Agreement is equal to the lesser of (a) $800.0 million and (b) the aggregate amount of accounts receivable, inventory, machinery and equipment and fee-owned real estate of the Company and certain of its domestic subsidiaries (the “Guarantors”) (collectively, the “Borrowing Base”), subject to certain eligibility criteria and advance rates. The aggregate amount of real estate, machinery and equipment that can be included in the Borrowing Base cannot exceed $200.0 million. As a result of the amendment, the Company recognized a $6.2 million loss related to unamortized debt issuance costs and other expenses within loss on debt extinguishments in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. Additionally, the Company had approximately $0.6  million of accrued financing fees as of September 30, 2017 related to this transaction.

The Credit Agreement is scheduled to mature on September 29, 2022, at which time all outstanding amounts under the Credit Agreement will be due and payable. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes.

Any borrowings under the Credit Agreement will bear interest at a rate dependent on the average quarterly availability under the Credit Agreement and will be calculated according to a base rate or a Eurocurrency rate plus an applicable margin. The applicable margin for base rate loans ranges from 0.25% to 0.50% and the applicable margin for Eurocurrency loans ranges from 1.25% to 1.50%. In addition, an unused line fee is payable quarterly on the unused portion of the amount available to be borrowed under the Credit Agreement. The unused line fee accrues at a rate of either 0.250% or 0.375% depending upon the average usage of the facility.

The Company’s obligations under the Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in certain assets of the Company and its domestic subsidiaries, including accounts receivable, inventory, deposit accounts, securities

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

accounts, investment property, machinery and equipment and, to the extent related to the foregoing, general intangibles, documents, instruments and chattel paper, as well as 65% of the equity interests of their first-tier foreign subsidiaries.

The Credit Agreement contains customary restrictive covenants, including a covenant which requires the Company to maintain a minimum fixed charge coverage ratio under certain circumstances. In addition, the Company’s ability to undertake certain actions, including, among other things, prepay certain junior debt, incur additional unsecured indebtedness and make certain restricted payments depends on satisfaction of certain conditions, including, among other things, meeting minimum availability thresholds under the Credit Agreement.

The weighted average interest rate on borrowings under the credit facilities was 3.7% and 2.2% during the nine months ended September 30, 2017 and 2016, respectively.

On June 7, 2017, the Company repurchased $41.7 million of the 6.625% debentures due April 15, 2029, $59.4 million of the 6.50% senior notes due November 15, 2023 and $101.7 million of the 6.00% senior notes due April 1, 2024 using borrowings under the prior credit agreement. The repurchases resulted in a net gain of $0.8 million which was recognized within loss on debt extinguishments in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017 related to the difference between the fair value of the debt repurchased and the principal outstanding, partially offset by the premiums paid, unamortized debt issuance costs and other expenses.

On May 22, 2017, certain third party financial institutions (such financial institutions collectively, the “Third Party Purchasers”), launched cash tender offers for certain of the Company’s outstanding debt securities, including the Company’s 7.625% senior notes due June 15, 2020 and 7.875% senior notes due March 15, 2021. On June 7, 2017, the Third Party Purchasers purchased $111.6 million in aggregate principal amount of the 7.625% senior notes due June 15, 2020 (the “Third Party Purchase Notes”). On June 21, 2017, the Company exchanged 6,143,208 of its retained shares of Donnelley Financial for the Third Party Purchase Notes. The Company cancelled the Third Party Purchase Notes on June 21, 2017. As a result, the Company recognized a $14.4 million loss on debt extinguishment in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2017 related to premiums paid, unamortized debt issuance costs and other expenses. In addition, the Company recognized a net realized gain of $92.4 million resulting from the disposition of these retained shares of Donnelley Financial common stock within investment and other income-net in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2017.

On August 4, 2017, the Company disposed of its remaining 99,594 shares of Donnelley Financial common stock in exchange for $1.9 million in aggregate principal of the Company’s 7.875% senior notes due March 15, 2021 which were cancelled. As a result, the Company recognized a $0.3 million loss on debt extinguishments in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2017, related to premiums paid, unamortized debt issuance costs and other expenses. In addition, the Company recognized a net realized gain of $1.6 million resulting from the disposition of these retained shares of Donnelley Financial common stock within investment and other income-net in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2017.

Interest income was $0.8 million and $2.3 million for the three and nine months ended September 30, 2017, respectively, and $1.9 million and $3.8 million for the three and nine months ended September 30, 2016, respectively.

16. Income Taxes

The Company’s effective income tax rate was 31.0% and 38.4% for the three months ended September 30, 2017 and 2016, respectively and (63.2%) and 80.1% for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate for the nine months ended September 30, 2017 reflects the impact of the disposition of the Donnelley Financial and LSC retained shares. The retained shares of Donnelley Financial were disposed in non-taxable debt-for-equity exchanges during the three and nine months ended September 30, 2017. See Note 15, Debt, for additional details regarding the dispositions of the Donnelley Financial retained shares of common stock. The sale of LSC shares generated a capital loss which will be carried forward; however, it is more likely than not that the benefit of such deferred tax asset will not be realized and a valuation allowance was recorded. See Note 2, Discontinued Operations, for additional information regarding the sale of the LSC retained shares. The effective income tax rate for the three months ended September 30, 2017 reflects the impact of the impairment of goodwill in the DCS reporting unit and the inability to recognize a tax benefit on certain losses. The effective income tax rate for the three and nine months ended September 30, 2016 reflects the impact of income generated in higher taxing jurisdictions and the inability to recognize a tax benefit on certain losses.

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

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange spot, forward and swap contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized currently in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables, borrowings and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the foreign currency contracts at September 30, 2017 and December 31, 2016 was $136.7 million and $172.2 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company manages credit risk for its derivative positions on a counterparty-by-counterparty basis, considering the net portfolio exposure with each counterparty, consistent with its risk management strategy for such transactions. The Company’s agreements with each of its counterparties contain a provision where the Company could be declared in default on its derivative obligations if it either defaults or, in certain cases, is capable of being declared in default of any of its indebtedness greater than specified thresholds. These agreements also contain a provision whereby the Company could be declared in default subsequent to a merger or restructuring type event if the creditworthiness of the resulting entity is materially weakened.

At September 30, 2017 and December 31, 2016, the total fair value of the Company’s foreign currency contracts, which were the only derivatives not designated as hedges along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, was as follows:

	September 30, 2017	December 31, 2016
Derivatives not designated as hedges
Prepaid expenses and other current assets	$1.5	$1.7
Accrued liabilities	1.0	1.5

The pre-tax losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 were as follows:

		Three Months Ended		Nine Months Ended
	Classification of (Gain) Loss Recognized in the	September 30,		September 30,
	Condensed Consolidated Statements of Operations	2017	2016	2017	2016
Derivatives not designated as hedges
Foreign currency contracts	Selling, general and administrative expenses	$0.5	$0.8	$1.1	$3.4

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items attributable to changes in the hedged benchmark interest rate and the offsetting (gain) loss on the related interest rate swaps for the three and nine months ended September 30, 2017 and 2016 were as follows:

		Three Months Ended		Nine Months Ended
	Classification of (Gain) Loss Recognized in the	September 30,		September 30,
	Condensed Consolidated Statements of Operations	2017	2016	2017	2016
Fair Value Hedges
Interest rate swaps	Investment and other income-net	$—	$3.6	$—	$0.4
Hedged items	Investment and other income-net	—	(4.3)	—	(0.8)
Total ineffectiveness recognized	Investment and other income-net	$—	$(0.7)	$—	$(0.4)

The Company also recognized a net reduction to interest expense of $0.2 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

18. Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

		Basis of Fair Value Measurement
	Balance as of September 30, 2017	Significant Other Observable Inputs (Level 2)
Assets
Foreign currency contracts	$1.5	$1.5
Total assets	$1.5	$1.5
Liabilities
Foreign currency contracts	1.0	1.0
Total liabilities	$1.0	$1.0

		Basis of Fair Value Measurement
	Balance as of December 31, 2016	Significant Other Observable Inputs (Level 2)
Assets
Foreign currency contracts	$1.7	$1.7
Available-for-sale securities	328.7	328.7
Total assets	$330.4	$330.4
Liabilities
Foreign currency contracts	1.5	1.5
Total liabilities	$1.5	$1.5

As of September 30, 2017, the Company no longer held investments in LSC or Donnelley Financial common stock.  As of December 31, 2016, the Company’s investment in LSC and Donnelley Financial common stock were categorized as Level 2 securities as these shares were not registered and were valued based upon the closing stock price on the balance sheet date as they represented an identical equity instrument registered under the Securities Act of 1933, as amended.

19. New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic pension and postretirement benefit cost (net benefit cost) within the Statement of Operations. Under the current guidance, net benefit cost is reported as an employee cost within operating income. The amendment requires the bifurcation of net benefit cost, with the service cost component to be presented with other employee compensation costs in operating income while the other components will be reported separately outside of income from operations. ASU No. 2017-07 will be effective in the first quarter of 2018 and is required to be retrospectively adopted. Had this guidance been adopted as of January 1, 2017, income from operations within the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 would have been lower by $4.2 million and $12.5 million, respectively, and other non-operating income would have increased $4.2 million and $12.5 million, respectively.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash.” This update requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and a retrospective transition method is required. Early adoption is permitted, including adoption in an interim period. The Company currently presents changes in restricted cash and cash equivalents in the investing section of its Condensed Consolidated Statement of Cash Flows. The new guidance will not impact financial results, but will result in a change in the presentation of restricted cash and restricted cash equivalents within the Condensed Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and are required to be retroactively adopted. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of ASU No. 2016-15 on its Condensed Consolidated Statements of Cash Flows.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted; however the Company plans to adopt the standard in the first quarter of 2019. The Company is currently evaluating the impact of ASU 2016-02.

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

Spinoff Transactions

On October 1, 2016, we completed the previously announced separation of our financial communications and data services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and our publishing and retail-centric print services and office products business (“LSC Communications, Inc.” or “LSC”) into two separate publicly-traded companies (the "Separation"). We completed the tax free distribution of approximately 26.2 million shares, or 80.75%, of the outstanding common stock of Donnelley Financial and 26.2 million shares, or 80.75%, of the outstanding common stock of LSC, to RRD stockholders (the “Distribution”). The Distribution was made to RRD stockholders of record as of the close of business on September 23, 2016, who received one share of Donnelley Financial common stock and one share of LSC common stock for every eight shares of RRD common stock held as of the record date. As a result of the Distribution, Donnelley Financial and LSC are now independent public companies trading under the symbols “DFIN” and “LKSD”, respectively, on the New York Stock Exchange. Immediately following the Distribution, we held 6.2 million shares of Donnelley Financial common stock and 6.2 million shares of LSC common stock. As of September 30, 2017, we no longer held any shares of LSC or Donnelley Financial common stock.

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

Revision of Net Sales and Cost of Sales

During the third quarter of 2017, the Company identified an error in the accounting for certain contracts with an inventory buy-back option within the Asia reporting unit, which is in the International segment. As a result, the error, which was determined by management to be immaterial to the previously issued financial statements, has been corrected herein from the amounts previously reported. Refer to Note 1, Basis of Presentation, to the Condensed Consolidated Financial Statements for additional information regarding the revision.

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

Executive Overview

Third Quarter Overview

Net sales increased by $9.3 million, or 0.5%, for the third quarter of 2017 compared to the same period in the prior year. There was a $5.3 million, or 0.3%, increase due to changes in foreign exchange rates. After including the impact of changes in foreign exchange rates, the increase in net sales was due to increased volume in the International segment driven by the Asia reporting unit, partially offset by lower volume in the Variable Print segment, lower postage pass-through sales in the Strategic Services segment and price pressures across the segments.

The Company continues to strategically assess opportunities to reduce its cost structure and enhance productivity throughout the business. During the nine months ended September 30, 2017, the Company realized cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, as well as facility consolidations.

Net cash used in operating activities for the nine months ended September 30, 2017 was $12.6 million as compared to cash provided by operating activities of $7.8 million for the nine months ended September 30, 2016. The decrease in net cash flow from operating activities was driven by lower cash earnings, partially offset by the timing of supplier and customer payments and lower interest, spinoff-related transaction and tax payments.

Financial Performance: Three Months Ended September 30, 2017

The changes in the Company’s income from operations, operating margin, net earnings (loss) attributable to RRD common stockholders and net earnings (loss) attributable to RRD common stockholders per diluted share for the three months ended September 30, 2017, from the three months ended September 30, 2016, were due to the following:

	Income from Operations	Operating Margin	Net Earnings (Loss) From Continuing Operations Attributable to RRD Common Stockholders	Net Earnings (Loss) Attributable to RRD Stockholders Per Diluted Share
	(in millions, except margin and per share data)
For the Three Months Ended September 30, 2016	$84.0	4.9%	$22.0	$0.31
2017 restructuring, impairment and other charges - net	(33.8)	(1.9%)	(26.5)	(0.37)
2016 restructuring, impairment and other charges - net	10.8	0.6%	2.2	0.03
OPEB curtailment gains	(19.7)	(1.1%)	(12.2)	(0.17)
Pension settlement charges	0.3	—	0.3	—
Acquisition-related expenses	0.7	—	0.4	0.01
Loss on disposition of businesses	0.3	—	0.1	—
Loss on debt extinguishments	—	—	(4.3)	(0.06)
Net gain on investments	—	—	1.7	0.02
Operations, including the impact of foreign exchange	(6.7)	(0.4%)	8.3	0.12
For the Three Months Ended September 30, 2017	$35.9	2.1%	$(8.0)	$(0.11)

2017 restructuring, impairment and other charges - net: included pre-tax charges of $21.3 million for the impairment of goodwill in the digital and creative solutions reporting unit within the Strategic Services segment; $10.7 million for employee termination costs; $1.1 million of lease termination and other restructuring costs; $0.5 million for multi-employer pension plan withdrawal obligations unrelated to facility closures; and $0.2 million impairment charges of other long-lived assets related to facility closures. See Note 7, Restructuring, Impairment and Other Charges, to the Condensed Consolidated Financial Statements for additional details.

2016 restructuring, impairment and other charges - net: included pre-tax charges of $9.7 million for employee termination costs; $0.1 million for a net gain on the sale of previously impaired other long-lived assets; $0.6 million of lease termination and other restructuring costs; and $0.6 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. See Note 7, Restructuring, Impairment and Other Charges, to the Condensed Consolidated Financial Statements for additional details.

Other postretirement benefit plan obligation (OPEB) curtailment gains:  included a pretax gain of $19.7 million ($12.2 million after-tax) as a result of curtailments of the Company’s OPEB plans during the three months ended September 30, 2016.

Pension settlement charges: included pre-tax charges of $0.3 million ($0.3 million after-tax) for the three months ended September 30, 2016, related to lump-sum pension settlement payments.

Acquisition-related expenses: included pre-tax charges of $0.7 million ($0.4 million after-tax) related to legal, accounting and other expenses for the three months ended September 30, 2016 associated with contemplated or completed acquisitions.

Loss on dispositions of businesses: included a pre-tax loss on the sale of entities of $0.3 million ($0.1 million after-tax) for the three months ended September 30, 2016.

Loss on debt extinguishments: included a pre-tax net loss of $6.5 million ($4.3 million after-tax) for the three months ended September 30, 2017 related to unamortized debt issuance costs, tender premiums and other expenses associated with the amendment and restatement of the credit agreement and the debt-for-equity exchange of senior notes during the three months ended September 30, 2017. See Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details.

Net gain on investments: included a pre-tax non-cash net realized gain of $1.6 million ($1.7 million after-tax) for the three months ended September 30, 2017, resulting from the debt-for-equity exchange of the remaining portion of the Company’s retained shares of Donnelley Financial for certain outstanding senior notes. See Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details of the debt-for-equity exchange.

Operations: reflected lower volume in certain reporting units within the International and Variable Print segments, price pressures, start-up costs within the Asia reporting unit and higher transactional foreign currency expense, partially offset by lower corporate and other overhead costs related to our operations prior to the Separation, higher volume in the Asia reporting unit, lower healthcare and depreciation and amortization expense and cost control initiatives. See further details in the review of operating results by segment that follows below.

Financial Performance: Nine Months Ended September 30, 2017

The changes in the Company’s income from operations, operating margin, net earnings (loss) attributable to RRD common stockholders and net earnings (loss) attributable to RRD common stockholders per diluted share for the nine months ended September 30, 2017, from the nine months ended September 30, 2016, were due to the following:

	Income from Operations	Operating Margin	Net Earnings (Loss) From Continuing Operations Attributable to RRD Common Stockholders	Net Earnings (Loss) Attributable to RRD Stockholders Per Diluted Share
	(in millions, except margin and per share data)
For the Nine Months Ended September 30, 2016	$166.3	3.3%	$2.4	$0.03
2017 restructuring, impairment and other charges - net	(46.7)	(0.9%)	(38.9)	(0.55)
2016 restructuring, impairment and other charges - net	24.3	0.5%	20.5	0.29
Spinoff-related transaction expenses	(3.3)	(0.1%)	(2.1)	(0.03)
OPEB curtailment gains	(19.7)	(0.4%)	(12.2)	(0.17)
Pension settlement charges	20.7	0.4%	12.3	0.17
Acquisition-related expenses	2.7	0.1%	1.8	0.03
Net gain on disposal of businesses	(12.0)	(0.2%)	(12.2)	(0.17)
Loss on debt extinguishments	—	—	(12.8)	(0.18)
Net gain on investments	—	—	45.1	0.64
Operations, including the impact of foreign exchange	(10.4)	(0.3%)	14.5	0.20
For the Nine Months Ended September 30, 2017	$121.9	2.4%	$18.4	$0.26

2017 restructuring, impairment and other charges - net: included pre-tax charges of $21.3 million for the impairment of goodwill in the digital and creative solutions reporting unit within the Strategic Services segment; $19.5 million for employee termination costs; $3.8 million of lease termination and other restructuring costs; $1.7 million for multi-employer pension plan withdrawal obligations unrelated to facility closures; and $0.4 million of net impairment charges of long-lived assets. See Note 7, Restructuring, Impairment and Other Charges, to the Condensed Consolidated Financial Statements for additional details.

2016 restructuring, impairment and other charges - net: included pre-tax charges of $20.7 million for employee termination costs; $1.0 million for a net gain on the sale of previously impaired other long-lived assets, partially offset by impairment charges related to buildings and machinery and equipment associated with facility closures; $2.9 million of lease termination and other restructuring costs; and $1.7 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. See Note 7, Restructuring, Impairment and Other Charges, to the Condensed Consolidated Financial Statements for additional details.

Spinoff-related transaction expenses: included pre-tax charges of $3.3 million ($2.1 million after-tax) related to consulting and other expenses for the nine months ended September 30, 2017 associated with the Separation and Distribution.

Other postretirement benefit plan obligation (OPEB) curtailment gains:  included a pre-tax gain of $19.7 million ($12.2 million after-tax) as a result of curtailments of the Company’s OPEB plans during the nine months ended September 30, 2016.

Pension settlement charges: included pre-tax charges of $20.7 million ($12.3 million after-tax) for the nine months ended September 30, 2016 related to lump-sum pension settlement payments.

Acquisition-related expenses: included pre-tax charges of $2.7 million ($1.8 million after-tax) related to legal, accounting and other expenses for the nine months ended September 30, 2016 associated with contemplated or completed acquisitions.

Net gain on disposal of businesses: included a pre-tax gain on the sale of entities in the International segment of $12.0 million ($12.2 million after-tax) for the nine months ended September 30, 2016.

Loss on debt extinguishments: included a pre-tax net loss of $20.1 million ($12.8 million after-tax) related to the premiums paid in connection with the tenders, unamortized debt issuance costs and other expenses due to the debt-for-equity exchange of senior notes, the repurchase of debentures and senior notes and the amendment and restatement of the credit agreement during the nine months ended September 30, 2017. See Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details.

Net gain on investments: included a pre-tax non-cash net realized gain of $94.0 million ($96.1 million after-tax) resulting from the debt-for-equity exchange of the Company’s retained shares of Donnelley Financial for certain outstanding senior notes and a pre-tax gain of $1.3 million ($0.7 million after-tax) resulting from the sale of certain of the Company’s affordable housing investments, partially offset by a pre-tax loss of $51.6 million ($51.6 million after-tax) resulting from the sale of the Company’s retained shares in LSC during the nine months ended September 30, 2017. The nine months ended September 30, 2016 included pre-tax gain of $0.1 million ($0.1 million after-tax) resulting from the sale of certain of the Company’s affordable housing investments.

Operations: reflected lower volume in certain reporting units within the International and Variable Print segments, price pressures and higher transactional foreign currency expense, partially offset by lower corporate and other overhead costs related to our operations prior to the Separation, higher volume in the Asia reporting unit, reduced bad debt, legal and depreciation and amortization expenses and cost control initiatives.

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

Raw Materials

The primary raw materials we use in our print businesses are paper and ink. We negotiate with leading suppliers to maximize our purchasing efficiencies. Some of the paper we use is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first nine months of 2017 and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper we purchase, we have historically passed most changes in price through to our customers. We believe contractual arrangements and industry practice will support our continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable us to successfully do so. We believe that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. We resell waste paper and other print-related by-products. We also have undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to our ink requirements. We may be impacted by changes in prices for these by-products in the future.

We continue to monitor the impact of changes in the price of crude oil and other energy costs, which impact our ink suppliers, logistics operations and manufacturing costs. Crude oil, energy prices and market cost of transportation continue to be volatile. We believe our logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to our customers in order to offset the impact of related cost increases. Decreases in fuel prices are also passed on to customers which negatively impact sales and income from operations. However, our logistics operations is restricted in its ability to pass on increased cost of transportation costs to some customers in the short term. Therefore, increases in the market cost of transportation will negatively impact income from operations. We generally cannot pass on to customers the impact of higher energy prices on our manufacturing costs. We cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand or the related impact either will have on our consolidated annual results of operations, financial position or cash flows.

Distribution

Our products are distributed to end-users through U.S. and foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through our logistics operations, we manage the distribution of most customer products we print in the U.S. and Canada to maximize efficiency and reduce costs for customers.

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

The USPS implemented a CPI postage increase on January 22, 2017 of approximately 1.0%. In addition, there is a pending bi-partisan legislative proposal that seeks to stabilize the financial condition of the USPS, which among other things calls for restoring a 2.15% increase (approximately half of the exigent surcharge) on market-dominant mail products. Absent such legislative changes, the USPS filed with the Postal Regulatory Commission on October 6, 2017 for a price increase of 1.905% for First-Class Mail, 1.908% for Marketing Mail (aka Standard Mail), 1.924% for Periodicals Mail, 1.960% for Package Services Mail and 1.986% for Special Services to become effective January 21, 2018.

 Additionally, as required by PAEA, the Postal Regulatory Commission began a comprehensive review of the law on December 20, 2016, its 10 year anniversary, to determine if the current system for regulating rates and classes for market-dominant products is achieving the original objectives of the law. The study still in process and their recommendations are due by the end of 2017. The impact of these actions cannot currently be estimated.

Mail transportation services to the USPS facilities across the country accounted for approximately 31% of the Company’s logistics revenues during the nine months ended September 30, 2017.

Goodwill Impairment Assessment

We perform our goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in the value of individual reporting units with goodwill based on each reporting unit’s operating results for the nine months ended September 30, 2017 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. During the third quarter of 2017, the Company recognized a non-cash charge of $21.3 million for the impairment of goodwill in the digital and creative solutions reporting unit which is included within the Strategic Services segment. The goodwill impairment charge in the digital and creative solutions reporting unit was due to the notification from a major customer that they will be transitioning their business away from digital and creative solutions beginning in the fourth quarter of 2017, as well as declines in sales with other existing customers which resulted in lower expectations of future revenues, profitability and cash flows as compared to the expectations as of the October 31, 2016 annual goodwill impairment test. As of September 30, 2017, the digital and creative solutions reporting unit had no remaining goodwill. Based on the September 30, 2017 interim assessment, management concluded that other than the goodwill impairment recognized in the digital and creative solutions reporting unit, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of October 31, 2017, the Company’s next annual measurement date.

Pension and Other Postretirement Benefit Plans

The funded status of our pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. We review the actuarial assumptions on an annual basis as of December 31. Based on current estimates, we expect to make cash contributions of approximately $17.0 million to our pension and other postretirement benefits plans for the full year 2017, of which $12.4 million has been contributed during the nine months ended September 30, 2017.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

The following table shows the results of continuing operations for the three months ended September 30, 2017 and 2016, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)

Products net sales	$1,322.0	$1,327.8	$(5.8)	(0.4%)
Services net sales	412.9	397.8	15.1	3.8%
Total net sales	1,734.9	1,725.6	9.3	0.5%
Products cost of sales (exclusive of depreciation and amortization)	1,064.1	1,030.7	33.4	3.2%
Services cost of sales (exclusive of depreciation and amortization)	346.4	330.7	15.7	4.7%
Total cost of sales	1,410.5	1,361.4	49.1	3.6%
Products gross profit	257.9	297.1	(39.2)	(13.2%)
Services gross profit	66.5	67.1	(0.6)	(0.9%)
Total gross profit	324.4	364.2	(39.8)	(10.9%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	207.7	218.1	(10.4)	(4.8%)
Restructuring, impairment and other charges-net	33.8	10.8	23.0	nm
Depreciation and amortization	47.0	51.0	(4.0)	(7.8%)
Other operating expense	—	0.3	(0.3)	nm
Income from operations	$35.9	$84.0	$(48.1)	(57.3%)

Consolidated

Net sales of products for the three months ended September 30, 2017 decreased $5.8 million, or 0.4%, to $1,322.0 million versus the same period in 2016, including a $5.1 million, or 0.4%, increase due to changes in foreign exchange rates. Net sales of products decreased due to higher volume within the Asia reporting unit, partially offset by lower volume in the Variable Print and Strategic Services segments and certain other reporting units within the International segment, as well as price pressures.

Net sales from services for the three months ended September 30, 2017 increased $15.1 million, or 3.8%, to $412.9 million versus the same period in 2016, including a $0.2 million, or 0.1%, increase due to changes in foreign exchange rates. Net sales increased primarily due to higher volume as well as increased fuel surcharges in logistics, partially offset by lower postage pass-through sales within logistics, lower volume in business process outsourcing and price pressures.

Products cost of sales increased $33.4 million, or 3.2%, for the three months ended September 30, 2017 versus the same period in the prior year, primarily due to higher volume and start-up costs within the Asia reporting unit as well as cost inflation, partially offset by lower volume in the Variable Print segment and certain reporting units within the International segment, along with cost control initiatives across the organization. As a percentage of net sales, products cost of sales increased 2.9 percentage points for the three months ended September 30, 2017 versus the same period in 2016, primarily due to an unfavorable mix across the segments.

Services cost of sales increased $15.7 million, or 4.7%, for the three months ended September 30, 2017 versus the same period in the prior year. Services cost of sales increased primarily due to higher volume in freight brokerage and higher costs of transportation in the logistics reporting unit, partially offset by lower postage pass-through sales within logistics and reduced business process outsourcing volume. As a percentage of net sales, services cost of sales increased 0.8 percentage points for the three months ended September 30, 2017 versus the same period in 2016, primarily due to unfavorable revenue mix in business process outsourcing.

Products gross profit decreased $39.2 million to $257.9 million for the three months ended September 30, 2017 versus the same period in 2016 primarily due to price pressures and an unfavorable mix in the Variable Print and International segments, partially offset by cost control initiatives. Products gross margin decreased from 22.4% to 19.5%, driven by price pressures and an unfavorable revenue mix within the International and Variable Print segment, partially offset by cost control initiatives.

Services gross profit decreased $0.6 million to $66.5 million for the three months ended September 30, 2017 versus the same period in 2016 due to decreased volume in the business processing outsourcing reporting unit, an unfavorable revenue mix and higher costs of transportation in the logistics reporting unit and price pressures, partially offset by increased fuel surcharges in the logistics reporting unit. Services gross margin decreased from 16.9% to 16.1%, reflecting an unfavorable revenue mix and price pressures.

Selling, general and administrative expenses decreased $10.4 million to $207.7 million for the three months ended September 30, 2017 versus the same period in 2016 reflecting lower corporate and other overhead costs related to our operations prior to the Separation, lower healthcare costs and cost control initiatives, partially offset by higher transactional foreign currency expense and higher variable incentive compensation. As a percentage of net sales, selling, general and administrative expenses decreased from 12.6% to 12.0% for the three months ended September 30, 2017 versus the same period in 2016, due to the impact of the aforementioned expenses.

For the three months ended September 30, 2017, the Company recorded net restructuring, impairment and other charges of $33.8 million. These charges included a non-cash charge of $21.3 million for the impairment of goodwill in the digital and creative solutions reporting unit within the Strategic Services segment. The charges also included $10.7 million for employee termination costs, which were related to the reorganization of selling, general and administrative functions primarily within the Corporate and International segments. The Company also incurred lease termination and other restructuring costs of $1.1 million and net impairment charges for other long-lived assets of $0.2 million primarily related to the impairment of equipment in the Variable Print segment during the three months ended September 30, 2017. Additionally, the Company recorded $0.5 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. Refer to Note 7, Restructuring, Impairment and Other Charges, within the Notes to the Condensed Consolidated Financial Statements for additional information.

For the three months ended September 30, 2016, the Company recorded net restructuring, impairment and other charges of $10.8 million. The Company recorded $9.7 million of employee termination costs, primarily related to the reorganization of certain administrative functions and operations. The Company also recorded lease termination and other restructuring charges of $0.6 million and $0.6 million of other charges related to multi-employer pension plan withdrawal obligations unrelated to facility closures for the three months ended September 30, 2016. Additionally, the Company recorded $0.1 million of net gains related to buildings and machinery and equipment associated with facility closures. Refer to Note 7, Restructuring, Impairment and Other Charges, within the Notes to the Condensed Consolidated Financial Statements for additional information.

Depreciation and amortization decreased $4.0 million to $47.0 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to lower capital spending in recent years compared to historical levels and certain International customer relationship intangible assets becoming fully amortized since the prior year. Depreciation and amortization included $7.1 million and $8.0 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the three months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2016, other operating expense was $0.3 million, which consisted of a net loss on the sale of entities in the International segment.

Income from operations for the three months ended September 30, 2017 was $35.9 million, a decrease of $48.1 million, or 57.3%, compared to the three months ended September 30, 2016. The decrease was due to higher restructuring, impairment and other charges, the prior year OPEB curtailment gains, lower volume in certain reporting units within the International and Variable Print segments, price pressures, start-up costs within the Asia reporting unit and higher transactional foreign currency expense, partially offset by lower corporate and other overhead costs related to our operations prior to the Separation, higher volume in the Asia reporting unit, lower healthcare costs and depreciation and amortization expense and cost control initiatives.

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$43.5	$48.8	$(5.3)	(10.9%)
Investment and other income-net	(2.8)	(1.0)	1.8	nm
Loss on debt extinguishments	6.5	—	6.5	nm

Net interest expense decreased by $5.3 million for the three months ended September 30, 2017 versus the same period in 2016, primarily due to a decrease in average senior notes outstanding.

Investment and other income-net for the three months ended September 30, 2017 and 2016 was $2.8 million and $1.0 million, respectively. During the three months ended September 30, 2017, the Company recognized a non-cash net realized gain of $1.6 million on the retained shares of Donnelley Financial exchanged for certain of the Company’s senior notes outstanding. See Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details of the debt-for-equity exchange.

Loss on debt extinguishments for the three months ended September 30, 2017 was $6.5 million which related to unamortized debt issuance costs, premiums paid and other expenses associated with the amendment and restatement of the credit agreement as well as the debt-for-equity exchange of senior notes during the three months ended September 30, 2017. Refer to Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details.

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
(Loss) earnings before income taxes	$(11.3)	$36.2	$(47.5)	nm
Income tax (benefit) expense	(3.5)	13.9	17.4	nm
Effective income tax rate	31.0%	38.4%

The effective income tax rate for the three months ended September 30, 2017 was 31.0% compared to 38.4% in the same period in 2016. The effective income tax rate for the period ended September 30, 2017 reflects the impact of the impairment of goodwill in the digital and creative solutions reporting unit and the inability to recognize a tax benefit on certain losses. The income tax provision for the period ended September 30, 2016 reflects the impact of income generated in higher taxing jurisdictions and the inability to recognize a tax benefit on certain losses.

Income attributable to noncontrolling interests was $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively.

The net loss from continuing operations, excluding the impact from non-controlling interests, attributable to RRD common stockholders for the three months ended September 30, 2017 was $8.0 million, or $0.11 per diluted share, compared to net earnings of $22.0 million, or $0.31 per diluted share, for the three months ended September 30, 2016.

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

Variable Print

	Three Months Ended
	September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$767.5	$790.3
Income from operations	39.3	50.1
Operating margin	5.1%	6.3%
Restructuring, impairment and other charges-net	4.2	1.9

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$395.9	$414.9	$(19.0)	(4.6%)
Direct mail	139.5	144.5	(5.0)	(3.5%)
Statement printing	90.2	85.9	4.3	5.0%
Labels	101.2	98.7	2.5	2.5%
Forms	40.7	46.3	(5.6)	(12.1%)
Total Variable Print	$767.5	$790.3	$(22.8)	(2.9%)

Net sales for the Variable Print segment for the three months ended September 30, 2017 were $767.5 million, a decrease of $22.8 million, or 2.9%, compared to 2016, including a $0.3 million increase due to changes in foreign exchange rates. Net sales decreased due to lower volume primarily in commercial and digital print, direct mail and forms and price pressures, partially offset by higher volume in statement printing and labels. An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales decreased as a result of lower volume and price pressures.
•	Direct mail: Sales decreased as a result of lower volume and price pressures, partially offset by incremental sales from the 2016 acquisition of Precision Dialogue.
•	Statement printing: Sales increased as a result of higher volume.
•	Labels: Sales increased as a result of higher pressure sensitive, prime and integrated labels volume, partially offset by price pressures.
•	Forms: Sales decreased as a result of lower volume.

Variable Print segment income from operations decreased $10.8 million for the three months ended September 30, 2017, primarily due to lower volume and unfavorable mix within commercial and digital print and price pressures, partially offset by a favorable mix within statement printing. Operating margins decreased from 6.3% for the three months ended September 30, 2016 to 5.1% for the three months ended September 30, 2017 due to an unfavorable mix within commercial and digital print and price pressures, partially offset by cost control initiatives and a favorable mix within statement printing. Higher restructuring, impairment and other charges unfavorably impacted operating margins by 0.3 percentage points.

Strategic Services

	Three Months Ended
	September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$443.7	$445.0
Income from operations	(14.8)	13.3
Operating margin	(3.3%)	3.0%
Restructuring, impairment and other charges-net	22.1	1.3

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Logistics	$312.9	$303.6	$9.3	3.1%
Sourcing	92.2	105.5	(13.3)	(12.6%)
Digital and creative solutions	38.6	35.9	2.7	7.5%
Total Strategic Services	$443.7	$445.0	$(1.3)	(0.3%)

Net sales for the Strategic Services segment for the three months ended September 30, 2017 were $443.7 million, a decrease of $1.3 million, or 0.3%, compared to 2016. Net sales decreased primarily due to lower postage pass-through sales in logistics, lower volume in sourcing and digital and creative solutions and price pressures, partially offset by higher volume in freight brokerage and increased fuel surcharges in logistics. An analysis of net sales by reporting unit follows:

•

Logistics: Sales increased primarily due to higher volume in freight brokerage and an increase in fuel surcharge revenues, partially offset by a decrease in postage pass-through sales, lower volume in print logistics and price pressures.

•	Sourcing: Sales decreased primarily due to lower volume.
•	Digital and creative solutions: Sales increased slightly due to incremental revenue from the acquisition of Precision Dialogue in August 2016, partially offset by lower photo and prepress volume.

Strategic Services segment income from operations decreased $28.1 million for the three months ended September 30, 2017, mainly due to the $21.3 million impairment of goodwill in the digital and creation solutions reporting unit, an unfavorable revenue mix, higher cost of transportation and price pressures within logistics and lower volume in digital and creative solutions, partially offset by increased fuel surcharges. Operating margins decreased from 3.0% to (3.3%), primarily due to higher restructuring, impairment and other charges, an unfavorable revenue mix within the segment and price pressures, partially offset by favorable fuel surcharges in logistics, productivity and cost control initiatives. Higher restructuring, impairment and other charges favorably impacted operating margins by 4.7 percentage points.

International

	Three Months Ended
	September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$523.7	$490.3
Income from operations	20.6	36.0
Operating margin	3.9%	7.3%
Gain on sale of businesses	—	(0.3)
OPEB curtailment gain	—	(0.1)
Restructuring, impairment and other charges-net	2.2	1.1

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Asia	$228.2	$183.1	$45.1	24.6%
Global Turnkey Solutions	119.7	128.1	(8.4)	(6.6%)
Business process outsourcing	96.1	99.8	(3.7)	(3.7%)
Canada	45.2	46.2	(1.0)	(2.2%)
Latin America	34.5	33.1	1.4	4.2%
Total International	$523.7	$490.3	$33.4	6.8%

Net sales in the International segment for the three months ended September 30, 2017 were $523.7 million, an increase of $33.4 million, or 6.8%, compared to the same period in 2016, inclusive of a $5.0 million, or 1.0%, increase due to changes in foreign exchange rates. Net sales increased due to higher volume in Asia, partially offset by lower volume in Global Turnkey Solutions, business process outsourcing and Canada, as well as price pressures. An analysis of net sales by reporting unit follows:

•	Asia: Sales increased due to higher volume primarily in packaging and book products, partially offset by price pressures.
•	Global Turnkey Solutions: Sales decreased primarily due to lower volume in supply chain, books and packaging, partially offset by favorable changes in foreign exchange rates.
•	Business process outsourcing: Sales decreased due to lower volume and price pressures.
•	Canada: Sales decreased due to lower volume in commercial print and statement printing, partially offset by favorable changes in foreign exchange rates.
•	Latin America: Sales increased primarily due to favorable changes in foreign exchange rates across the region and higher volume.

International segment income from operations decreased $15.4 million primarily due to lower volume in Global Turnkey Solutions and business process outsourcing, cost inflation, higher transactional foreign currency expense, price pressures and start-up costs in Asia, partially offset by increased volume in Asia. Operating margins decreased from 7.3% to 3.9%, driven by lower volume in Global Turnkey Solutions and business process outsourcing, higher transactional foreign currency expense, price pressures, start-up costs in Asia and higher restructuring, impairment and other charges, partially offset by increased volume in Asia. Higher restructuring, impairment and other charges unfavorably impacted operating margins by 0.2 percentage points.

Corporate

	Three Months Ended
	September 30,
	2017	2016
	(in millions)
Operating expenses	$(9.2)	$(15.4)
Pension settlement	—	0.3
Restructuring, impairment and other charges-net	5.3	6.5
OPEB curtailment gain	—	(19.6)
Loss on the sale of businesses	—	0.6
Acquisition-related expenses	—	0.7

Corporate operating expenses in the three months ended September 30, 2017 were $9.2 million, a decrease of $6.2 million compared to the same period in 2016. The decrease was primarily driven by lower corporate and other overhead costs related to the pre-Separation combined entity, cost control initiatives and lower healthcare costs, partially offset by the prior year OPEB curtailment gains and lower pension and postretirement plan income.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

The following table shows the results of operations for the nine months ended September 30, 2017 and 2016, which reflects the results of acquired businesses from the relevant acquisition dates:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)

Products net sales	$3,830.9	$3,772.5	$58.4	1.5%
Services net sales	1,182.9	1,201.6	(18.7)	(1.6%)
Total net sales	5,013.8	4,974.1	39.7	0.8%
Products cost of sales (exclusive of depreciation and amortization)	3,065.7	2,958.1	107.6	3.6%
Services cost of sales (exclusive of depreciation and amortization)	992.8	1,002.9	(10.1)	(1.0%)
Total cost of sales	4,058.5	3,961.0	97.5	2.5%
Products gross profit	765.2	814.4	(49.2)	(6.0%)
Services gross profit	190.1	198.7	(8.6)	(4.3%)
Total gross profit	955.3	1,013.1	(57.8)	(5.7%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	643.6	681.0	(37.4)	(5.5%)
Restructuring, impairment and other charges-net	46.7	24.3	22.4	92.2%
Depreciation and amortization	143.1	153.5	(10.4)	(6.8%)
Other operating income	—	(12.0)	12.0	nm
Income from operations	$121.9	$166.3	$(44.4)	(26.7%)

Consolidated

Net sales of products for the nine months ended September 30, 2017 increased $58.4 million, or 1.5%, to $3,830.9 million versus the prior year period, including a $7.9 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales of products increased due to higher volume within the Asia and sourcing reporting units, partially offset by lower volume in the Variable Print segment and certain other reporting units within the International segment, as well as price pressures.

Net sales from services for the nine months ended September 30, 2017 decreased $18.7 million to $1,182.9 million versus the same period in 2016, including an $8.2 million, or 0.7%, decrease due to change in foreign exchange rates. Net sales decreased primarily due to lower postage pass-through sales within logistics, lower volume in business process outsourcing and price pressures, partially offset by higher volume in freight brokerage and courier services as well as increased fuel surcharges within the logistics reporting unit.

Products cost of sales increased $107.6 million, or 3.6%, for the nine months ended September 30, 2017 versus the same period in the prior year, primarily due to higher volume within the Asia and sourcing reporting units as well as cost inflation, partially offset by lower volume in the Variable Print segment and certain reporting units within the International segment and cost control initiatives across the organization. As a percentage of net sales, products cost of sales increased 1.6% for the nine months ended September 30, 2017 versus the same period in the prior year, primarily due to an unfavorable mix across the segments.

Services cost of sales decreased $10.1 million, or 1.0%, for the nine months ended September 30, 2017 versus the same period in the prior year. Services cost of sales decreased primarily due to lower postage pass-through sales within logistics and reduced business process outsourcing volume, partially offset by higher volume in freight brokerage and courier services and higher costs of transportation in the logistics reporting unit. As a percentage of net sales, services cost of sales increased 0.4% for the nine months ended September 30, 2017 versus the same period in the prior year driven by an unfavorable revenue mix in business process outsourcing and the logistics reporting unit.

Products gross profit decreased $49.2 million to $765.2 million for the nine months ended September 30, 2017 versus the same period in 2016 primarily due to price pressures and lower volume in certain International reporting units and the Variable Print segment, partially offset by higher volume in the Asia reporting unit and cost control initiatives. Products gross margin decreased from 21.6% to 20.0%, driven by price pressures and an unfavorable revenue mix within much of the International and Variable Print segments and the sourcing reporting unit, partially offset by cost control initiatives.

Services gross profit decreased $8.6 million to $190.1 million for the nine months ended September 30, 2017 versus the same period in 2016 due to lower business process outsourcing volume and price pressures, partially offset by increased fuel surcharges within the logistics reporting unit. Services gross margin decreased from 16.5% to 16.1%, primarily reflecting an unfavorable revenue mix.

Selling, general and administrative expenses decreased $37.4 million to $643.6 million for the nine months ended September 30, 2017 versus the same period in 2016, due to the pension settlement charge in the prior year period, lower corporate and other overhead costs related to our operations prior to the Separation, lower bad debt and legal expenses and cost control initiatives, partially offset by higher transactional foreign currency expense, higher variable incentive compensation expense and lower pension and other post-retirement benefits income. As a percentage of net sales, selling, general and administrative expenses decreased from 13.7% to 12.8% for the nine months ended September 30, 2017 versus the same period in 2016, due to the impact of the aforementioned expenses.

For the nine months ended September 30, 2017, the Company recorded net restructuring, impairment and other charges of $46.7 million. These charges included a non-cash charge of $21.3 million for the impairment of goodwill in the digital and creative solutions reporting unit within the Strategic Services segment as well as $19.5 million of employee termination costs, which were related to the reorganization of selling, general and administrative functions primarily within the Corporate, International and Variable Print segments, ceasing the Company’s relationship in a joint venture within the International segment and one facility closure in the Strategic Services segment. The Company also incurred lease termination and other restructuring charges of $3.8 million and net impairment charges for other long-lived assets of $0.4 million for impairment of equipment primarily related to a facility closure in the Strategic Services segment, partially offset by a net gain recognized on the sale of previously impaired equipment during the nine months ended September 30, 2017. Additionally, the Company recorded $1.7 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures.  Refer to Note 7, Restructuring, Impairment and Other Charges, within the Notes to the Condensed Consolidated Financial Statements for additional information.

For the nine months ended September 30, 2016, the Company recorded net restructuring, impairment and other charges of $24.3 million. The Company recorded $20.7 million of employee termination costs, primarily due to two facility closures in the International segment and the reorganization of certain administrative functions and operations.  The Company also recorded lease termination and other restructuring charges of $2.9 million and $1.7 million of other charges related to multi-employer pension plan withdrawal obligations unrelated to facility closures for the nine months ended September 30, 2016. Additionally, the Company recorded $1.0 million of net gains on the sale of previously impaired assets, partially offset by impairment charges related to buildings and machinery and equipment associated with facility closures.  Refer to Note 7, Restructuring, Impairment and Other Charges, within the Notes to the Condensed Consolidated Financial Statements for additional information.

Depreciation and amortization decreased $10.4 million to $143.1 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to lower capital spending in recent years compared to historical levels and certain International customer relationship intangible assets becoming fully amortized since the prior year quarter. Depreciation and amortization included $21.6 million and $25.7 million of amortization of other intangible assets related to customer relationships, trade names, trademarks, licenses and agreements for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2016, other operating income was $12.0 million, which consisted of a net gain on the sale of entities in the International segment.

Income from operations for the nine months ended September 30, 2017 was $121.9 million, a decrease of $44.4 million, or 26.7%, compared to the nine months ended September 30, 2016. The decrease was due to lower volume in certain reporting units within the International and Variable Print segments, price pressures, higher restructuring, impairment and other charges, the prior year OPEB curtailment gains, the prior year net gain on the sale of entities in the International segment and higher transactional foreign currency expense, partially offset by the prior year pension settlement charge, lower corporate and other overhead costs related to our operations prior to the Separation, higher volume in the Asia reporting unit, reduced bad debt, legal and depreciation and amortization expenses and cost control initiatives.

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$137.3	$150.6	$(13.3)	(8.8%)
Investment and other income-net	(47.2)	(0.4)	46.8	nm
Loss on debt extinguishments	20.1	—	20.1	nm

Net interest expense decreased by $13.3 million for the nine months ended September 30, 2017 versus the same period in 2016, primarily due to lower average borrowings and a lower weighted average interest rate during the nine months ended September 30, 2017.

Net investment and other income-net for the nine months ended September 30, 2017 and 2016 of $47.2 million and $0.4 million, respectively. For the nine months ended September 30, 2017, the Company recorded a non-cash net realized gain of $94.0 million on the retained shares of Donnelley Financial exchanged for certain of the Company’s senior notes outstanding and a gain of $1.3 million resulting from the sale of certain of the Company’s affordable housing investments, partially offset by a net realized loss of $51.6 million resulting from the sale of the Company’s retained shares of LSC.

Loss on debt extinguishments for the nine months ended September 30, 2017 was $20.1 million which related to premiums paid in connection with the tenders, unamortized debt issuance costs and other expenses associated with the debt-for-equity exchange of senior notes, the repurchase of debentures and senior notes and the amendment and restatement of the credit agreement. Refer to Note 15, Debt, to the Condensed Consolidated Financial Statements for additional details.

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$11.7	$16.1	$(4.4)	(27.3%)
Income tax (benefit) expense	(7.4)	12.9	20.3	nm
Effective income tax rate	(63.2%)	80.1%

The effective income tax rate for the nine months ended September 30, 2017 was (63.2%) compared to 80.1% in the same period in 2016. The income tax rate for the period ended nine months ended September 30, 2017 reflects the impact of impairment of goodwill in the digital and creative solutions reporting unit, the inability to recognize a tax benefit on certain losses and the impact of the net gain on the disposition of investments. The Donnelley Financial retained shares were disposed in a non-taxable debt-for-equity exchange. The sale of the LSC retained shares generated a capital loss which will be carried forward; however, it is more likely than not that the benefit of such deferred tax asset will not be fully realized and a valuation allowance was recorded. The income tax provision for the nine months ended September 30, 2016 reflects the impact of income generated in higher taxing jurisdictions and the inability to recognize a tax benefit on certain losses.

Income attributable to noncontrolling interests was $0.7 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Net earnings from continuing operations, excluding the impact from non-controlling interests, attributable to RRD common stockholders for the nine months ended September 30, 2017 was $18.4 million, or $0.26 per diluted share, compared to $2.4 million, or $0.03 per diluted share, for the nine months ended September 30, 2016.

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

Variable Print

	Nine Months Ended
	September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$2,279.6	$2,311.8
Income from operations	114.2	144.0
Operating margin	5.0%	6.2%
Restructuring, impairment and other charges-net	6.2	4.7

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$1,178.8	$1,201.8	$(23.0)	(1.9%)
Direct mail	392.0	395.8	(3.8)	(1.0%)
Statement printing	286.1	283.6	2.5	0.9%
Labels	293.4	293.8	(0.4)	(0.1%)
Forms	129.3	136.8	(7.5)	(5.5%)
Total Variable Print	$2,279.6	$2,311.8	$(32.2)	(1.4%)

Net sales for the Variable Print segment for the nine months ended September 30, 2017 were $2,279.6 million, a decrease of $32.2 million, or 1.4%, compared to 2016, including a $0.2 million increase due to changes in foreign exchange rates. Net sales decreased due to lower volume primarily in commercial and digital print, direct mail, forms and price pressures, partially offset by the incremental sales from the Precision Dialogue acquisition. An analysis of net sales by reporting unit follows:

•	Commercial and digital print: Sales decreased as a result of lower transactional commercial print volume and price pressures, partially offset by higher volume with a large customer.
•	Direct mail: Sales decreased as a result of lower volume and price pressures, partially offset by incremental sales from the 2016 acquisition of Precision Dialogue.
•	Statement printing: Sales increased as a result of increased volume, partially offset by price pressures.
•	Labels: Sales decreased slightly as a result of price pressures, partially offset by increased pressure sensitive, prime and integrated labels volume.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution.

Variable Print segment income from operations decreased $29.8 million for the nine months ended September 30, 2017 primarily due to lower volume within commercial and digital print and direct mail, price pressures and higher variable incentive compensation, partially offset by a favorable mix within statement printing, labels and forms. Operating margins decreased from 6.2% for the nine months ended September 30, 2016 to 5.0% for the nine months ended September 30, 2017 due to lower volume and an unfavorable mix within commercial and digital print and direct mail and price pressures, partially offset by cost control initiatives and a favorable mix within statement printing, labels and forms. Higher restructuring, impairment and other charges unfavorably impacted operating margins by 0.1 percentage points.

Strategic Services

	Nine Months Ended
	September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$1,274.3	$1,229.6
Income from operations	(7.0)	25.3
Operating margin	(0.5%)	2.1%
Restructuring, impairment and other charges-net	24.2	2.0

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Logistics	$899.7	$913.5	$(13.8)	(1.5%)
Sourcing	263.6	210.8	52.8	25.0%
Digital and creative solutions	111.0	105.3	5.7	5.4%
Total Strategic Services	$1,274.3	$1,229.6	$44.7	3.6%

Net sales for the Strategic Services segment for the nine months ended September 30, 2017 were $1,274.3 million, an increase of $44.7 million, or 3.6%, compared to 2016. Net sales increased primarily due to higher volume in sourcing, freight brokerage and courier services and increased fuel surcharges in logistics, partially offset by lower postage pass-through sales in logistics.  An analysis of net sales by reporting unit follows:

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

•	Digital and creative solutions: Sales increased due to incremental revenue from the 2016 acquisition of Precision Dialogue, partially offset by lower prepress and photo volume.

Strategic Services segment income from operations decreased $32.3 million for the nine months ended September 30, 2017, mainly due to the impairment of goodwill in digital and creative solutions, lower volume in print logistics and digital and creative solutions, price pressures, higher costs of transportation in logistics and higher variable incentive compensation, partially offset by increased fuel surcharges within logistics and productivity and cost control initiatives. Operating margins decreased from 2.1% for the nine months ended September 30, 2016 to (0.5%) for the nine months ended September 30, 2017 primarily due to higher restructuring, impairment and other charges, unfavorable mix within the segment, price pressures and higher variable incentive compensation, partially offset by favorable fuel surcharges in logistics, increased productivity and cost control initiatives. Higher restructuring, impairment and other charges negatively impacted operating margins by 1.7 percentage points.

International

	Nine Months Ended
	September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$1,459.9	$1,432.7
Income from operations	53.8	101.8
Operating margin	3.7%	7.1%
Restructuring, impairment and other charges-net	8.6	6.2
OPEB curtailment gain	—	(0.1)
Gain on sale of businesses	—	(12.6)

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Asia	$586.7	$479.3	$107.4	22.4%
Global Turnkey Solutions	340.7	377.3	(36.6)	(9.7%)
Business process outsourcing	284.9	323.5	(38.6)	(11.9%)
Canada	148.3	160.4	(12.1)	(7.5%)
Latin America	99.3	92.2	7.1	7.7%
Total International	$1,459.9	$1,432.7	$27.2	1.9%

Net sales in the International segment for the nine months ended September 30, 2017 were $1,459.9 million, an increase of $27.2 million, or 1.9%, compared to the same period in 2016, inclusive of a $16.3 million, or 1.1%, decrease due to changes in foreign exchange rates. Net sales increased due to higher volume in Asia, partially offset by lower volume in Global Turnkey Solutions, business process outsourcing and Canada, as well as price pressures. An analysis of net sales by reporting unit follows:

•	Asia: Sales increased due to higher volume primarily in packaging and books products, partially offset by an unfavorable change in foreign exchange rates and price pressures.
•	Global Turnkey Solutions: Sales decreased primarily due to lower volume in books and packaging, partially offset by favorable price changes.
•	Business process outsourcing: Sales decreased due to lower volume, changes in foreign exchange rates and price pressures.
•	Canada: Sales decreased due to lower volume in commercial print, statement printing, forms and labels, partially offset by favorable changes in foreign exchange rates across the region.
•	Latin America: Sales increased primarily due to favorable changes in foreign exchange rates across the region.

International segment income from operations decreased $48.0 million primarily due to lower volume in Global Turnkey Solutions, Canada and business process outsourcing, the prior year $12.6 million gain recognized on the sale of businesses, higher costs of transactional foreign exchange expense, as well as price pressures, higher restructuring, impairment and other charges and higher variable incentive compensation, partially offset by increased volume in Asia and lower bad debt expense. Operating margins decreased from 7.1% for the nine months ended September 30, 2016 to 3.7% for the nine months ended September 30, 2017, driven by the prior year $12.6 million gain recognized on the sale of businesses, lower volume in Global Turnkey Solutions, Canada and business process outsourcing, higher transactional foreign exchange expense, price pressures, higher restructuring, impairment and other charges and higher variable incentive compensation, partially offset by increased packaging volume in Asia and lower bad debt expense. The prior year gain on the sale of businesses and higher restructuring, impairment and other charges negatively impacted operating margins by 0.9 and 0.2 percentage points, respectively.

Corporate

	Nine Months Ended
	September 30,
	2017	2016
	(in millions)
Operating expenses	$(39.1)	$(104.8)
Pension settlement	—	20.7
Spinoff-related transaction expenses	3.3	—
Restructuring, impairment and other charges-net	7.7	11.4
OPEB curtailment gain	—	(19.6)
Loss on the sale of businesses	—	0.6
Acquisition-related expenses	—	2.7

Corporate operating expenses in the nine months ended September 30, 2017 were $39.1 million, a decrease of $65.7 million compared to the same period in 2016. The decrease was primarily driven by the prior year pension settlement charge, lower corporate and other overhead costs related to the pre-Separation combined entity, lower legal and bad debt expenses, cost control initiatives and lower restructuring, impairment and other charges-net, partially offset by the prior year OPEB curtailment gain, lower pension and postretirement plan income, higher variable incentive compensation and spinoff-related transaction expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its stockholders. Operating cash flows and available capacity under the Company’s $800.0 million asset-based senior secured revolving credit facility (the “Credit Agreement”) are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, distributions to stockholders that may be approved by the Board of Directors, acquisitions, capital expenditures necessary to support productivity improvement and growth and completion of restructuring programs.

The following describes the Company’s cash flows for the nine months ended September 30, 2017 and 2016. The Company’s cash flows for all periods prior to the October 1, 2016 Distribution include the impact of LSC and Donnelley Financial. Refer to Note 2, Discontinued Operations, to the Condensed Consolidated Financial Statements for information on the significant non-cash items, capital expenditures and depreciation and amortization related to LSC and Donnelley Financial.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $12.6 million for the nine months ended September 30, 2017, compared to net cash provided by operating activities of $7.8 million during the same period in 2016. The decrease in net cash provided by operating activities was driven by lower cash earnings, partially offset by the timing of supplier and customer payments and lower interest, spinoff-related transaction and tax payments.

Cash Flows From Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2017 was $48.0 million compared to net cash used in investing activities of $167.9 million for the nine months ended September 30, 2016. Capital expenditures were $77.2 million during the first nine months of 2017, a decrease of $70.7 million as compared to the same period of 2016 primarily driven by LSC and Donnelley Financial capital expenditures in the prior year period of $49.0 million. For the nine months ended September 30, 2017, cash provided by investing activities included net proceeds of $121.4 million from the sale of the Company’s retained interest in LSC. For the nine months ended September 30, 2016, the Company paid $47.5 million to acquire Precision Dialogue. Additionally, for the nine months ended September 30, 2016, cash used in investing activities included $13.7 million of proceeds primarily from business dispositions in the International segment.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 was $139.1 million compared to net cash provided by financing activities of $187.4 million in the same period in 2016. During the nine months ended September 30, 2017, the

Company had $1,000.0 million and $1,165.0 million of payments and borrowings, respectively, under the Company’s credit facilities, compared to none in the prior year period. During the nine months ended September 30, 2017, the Company paid approximately $200.4 million to repurchase certain senior notes and debentures outstanding through borrowings under the Company’s credit facilities. During the nine months ended September 30, 2016, the Company repurchased $503.6 million of aggregate principal of senior notes using the proceeds from the issuance of senior notes and senior secured term loan B facilities of $450.0 million and $725.0 million, respectively, issued by its formerly, wholly-owned subsidiaries LSC and Donnelley Financial, which proceeds were received as distributions by the Company immediately prior to the Separation. Additionally, during the nine months ended September 30, 2016, cash on hand and the borrowings under the prior credit agreement were used to pay $219.8 million of the 8.60% senior notes that matured on August 15, 2016.

Additionally, dividends paid decreased $133.8 million from $163.2 million during the nine months ended September 30, 2016 to $29.4 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the Company paid the final spinoff cash settlement of $78.0 million to LSC and Donnelley Financial as required by the Separation and Distribution agreement.

LIQUIDITY

Cash and cash equivalents of $225.8 million as of September 30, 2017 included $41.2 million in the U.S. and $184.6 million at international locations. The Company’s foreign subsidiaries are expected to make payments of approximately $17.9 million during the remainder of 2017 in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $5.7 million as of September 30, 2017 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents at September 30, 2017 were $23.8 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

In March 2017, the Company sold the 6,242,802 common shares it retained upon the spinoff of LSC for net proceeds of $121.4 million. The proceeds of this sale were used to repay a portion of the outstanding borrowings under the Company’s credit facility. In June 2017, the Company exchanged 6,143,208 of the 6,242,802 shares of Donnelley Financial retained upon the spinoff for $111.6 million of aggregate principal of certain outstanding senior notes. In August 2017, the Company disposed of its remaining retained shares in Donnelley Financial via a second debt-for-equity exchange, pursuant to which the Company exchanged 99,594 shares of Donnelley Financial’s common stock for $1.9 million of aggregate principal of certain outstanding senior notes. Such debt obligations were cancelled and discharged upon delivery to the Company. As of September 30, 2017, the Company no longer held any shares of LSC or Donnelley Financial common stock.

The Company’s debt maturities as of September 30, 2017 are shown in the following table:

	Debt Maturity Schedule
	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Senior notes and debentures and borrowings under the Credit Agreement (a)	$2,245.8	$—	$—	$172.2	$238.4	$529.1	$1,306.1
Miscellaneous debt obligations	17.9	17.9	—	—	—	—	—
Total	$2,263.7	$17.9	$—	$172.2	$238.4	$529.1	$1,306.1
(a)	Excludes unamortized debt issuance costs of $12.2 million and a discount of $1.4 million which do not represent contractual commitments with a fixed amount or maturity date.

On June 7, 2017, the Company repurchased $41.7 million of the 6.625% debentures due April 15, 2029, $59.4 million of the 6.50% senior notes due November 15, 2023 and $101.7 million of the 6.00% senior notes due April 1, 2024 using borrowings under the prior credit agreement. The repurchases resulted in a net gain of $0.8 million which was recognized within loss on debt extinguishments in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2017 related to the difference between the fair value of the debt repurchased and the principal outstanding, partially offset by premiums paid, unamortized debt issuance costs and other expenses.

On May 22, 2017, certain third party financial institutions (such financial institutions collectively, the “Third Party Purchasers”), launched cash tender offers for certain of the Company’s outstanding debt securities, including the Company’s 7.625% senior notes due June 15, 2020 and 7.875% senior notes due March 15, 2021. On June 7, 2017, the Third Party Purchasers purchased $111.6 million in aggregate principal amount of the 7.625% senior notes due June 15, 2020 (the “Third Party Purchase Notes”). On June 21, 2017, the Company exchanged 6,143,208 of its retained shares of Donnelley Financial for the Third Party Purchase Notes. The Company cancelled the Third Party Purchase Notes on June 21, 2017. As a result, the Company recognized a $14.4 million loss on debt extinguishment in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2017 related to premiums paid, unamortized debt issuance costs and other expenses. In addition, the Company recognized a net realized gain of $92.4 million resulting from the disposition of the retained shares of Donnelley Financial common stock within investment and other income-net in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2017.

As described above, on August 4, 2017, the Company disposed of its remaining 99,594 shares of Donnelley Financial common stock in exchange for the extinguishment of $1.9 million in aggregate principal of the Company’s 7.875% senior notes due March 15, 2021. As a result, the Company recognized a $0.3 million loss on debt extinguishments in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2017, related to premiums paid, unamortized debt issuance costs and other expenses. In addition, the Company recognized a net realized gain of $1.6 million resulting from the disposition of these retained shares of Donnelley Financial common stock within investment and other income-net in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2017.

On September 29, 2017, the Company entered into an asset-based revolving credit facility pursuant to the second amended and restated credit agreement (the “Credit Agreement”) which amended and restated the Company’s $800.0 million senior secured revolving credit facility dated September 30, 2016. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $800.0 million subject to a borrowing base. The amount available to be borrowed under the Credit Agreement is equal to the lesser of (a) $800.0 million and (b) the aggregate amount of accounts receivable, inventory, machinery and equipment and fee-owned real estate of the Company and certain of its domestic subsidiaries (the “Guarantors”) (collectively, the “Borrowing Base”), subject to certain eligibility criteria and advance rates. The aggregate amount of real estate, machinery and equipment that can be included in the Borrowing Base cannot exceed $200.0 million. As a result of entering into the Credit Agreement, the Company recognized a $6.2 million loss related to unamortized debt issuance costs and other expenses within loss on debt extinguishments in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

Borrowings under the Credit Agreement bear interest at a rate dependent on the average quarterly availability under the Credit Agreement and will be calculated according to a base rate or a Eurocurrency rate plus an applicable margin. The applicable margin for base rate loans ranges from 0.25% to 0.50% and the applicable margin for Eurocurrency loans ranges from 1.25% to 1.50%. In addition, an unused line fee is payable quarterly on the unused portion of the amount available to be borrowed under the Credit Agreement. The unused line fee accrues at a rate of either 0.250% or 0.375% depending upon the average usage of the facility.

Proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes. The Company’s obligations under the Credit Agreement are guaranteed by its material and certain domestic subsidiaries and are secured by a security interest in certain assets of the Company and its domestic subsidiaries, including accounts receivable, inventory, deposit accounts, securities accounts, investment property, machinery and equipment and, to the extent related to the foregoing, general intangibles, documents and instruments, as well as 65% of the equity interests of its first-tier foreign subsidiaries.

The Credit Agreement is subject to customary restrictive covenants, including a covenant which requires the Company to maintain a minimum fixed charge coverage ratio under certain circumstances. In addition, the Company’s ability to undertake certain actions, including, among other things, prepay certain junior debt, incur additional unsecured indebtedness and make certain restricted payments depends on satisfaction of certain conditions, including, among other things, meeting minimum availability thresholds under the Credit Agreement.

There were $350.0 million of borrowings under the Credit Agreement as of September 30, 2017. Based on the Company’s borrowing base as of September 30, 2017 and existing borrowings, the Company had the ability to utilize approximately $384.9 million of the $800.0 million Credit Agreement.

The current availability under the Credit Agreement as of September 30, 2017 is shown in the table below:

September 30, 2017
Availability	(in millions)
Committed Credit Agreement	$800.0
Availability reduction due to available borrowing base	35.4
$764.6
Usage
Borrowings under the Credit Agreement	350.0
Outstanding letters of credit	29.7
379.7
Current availability at September 30, 2017	$384.9

As of September 30, 2017, the Company was in compliance with the debt covenants under the Credit Agreement and expects to remain in compliance based on management’s estimates of operating and financial results for 2017 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of September 30, 2017, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by eight U.S. financial institutions.

As of September 30, 2017, the Company had $176.7 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). There were $103.3 million in outstanding letters of credit, bank guarantees and bank acceptance drafts which reduced availability, of which $29.7 million were issued under the Credit Agreement. Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $367.6 million as of September 30, 2017.

The Company’s liquidity may be affected by its credit ratings. The Company’s Standard & Poor Rating Services (“S&P”) and Moody’s credit ratings as of September 30, 2017 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	B+, Stable	B1, Stable
Senior unsecured debt	B+	B2
Credit Agreement	BB	Ba1

Dividends

During the nine months ended September 30, 2017, the Company paid cash dividends of $29.4 million. On October 25, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.14 per common share payable on December 1, 2017 to RRD stockholders of record on November 15, 2017.

Acquisitions and Dispositions

During the nine months ended September 30, 2016, the Company paid $47.5 million, net of cash acquired, to acquire Precision Dialogue. Additionally, during the nine months ended September 30, 2016, the Company sold immaterial entities within the International segment for net proceeds of $13.7 million.

Debt Issuances

On September 30, 2016, the Company’s then wholly-owned subsidiary Donnelley Financial issued senior notes and incurred a senior secured term loan B facility with total aggregate principals of $300.0 million and $350.0 million, respectively.  Additionally on September 30, 2016, the Company’s then wholly-owned subsidiary LSC issued senior notes and incurred a senior secured term loan B facility with total aggregate principal of $450.0 million and $375.0 million, respectively.  All of the related net proceeds were distributed to the Company or exchanged for debt in connection with the Separation. After the Separation, RR Donnelley has no obligations as it relates to these senior notes, senior secured term loan B facilities or any other LSC or Donnelley Financial indebtedness.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At September 30, 2017, the Company’s variable-interest borrowings were $367.6 million. Approximately 83.8% of the Company’s outstanding debt was comprised of fixed-rate debt as of September 30, 2017.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2017 and December 31, 2016 by approximately $50.2 million and $69.6 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign currency contracts to hedge the currency risk. As of September 30, 2017 and December 31, 2016, the aggregate notional amount of outstanding foreign currency contracts was approximately $136.7 million and $172.2 million, respectively (see Note 17, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains from these foreign currency contracts were $0.5 million at September 30, 2017 and $0.2 million at December 31, 2016. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to the Company’s market risk since December 31, 2016.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the Company’s 2016 Form 10-K.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2017 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2017 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 - July 30, 2017	102	$11.97	—	$—
August 1, 2017 - August 31, 2017	—	—	—	$—
September 1, 2017 - September 30, 2017	—	—	—	$—
Total	102	$11.97	—
The Credit Agreement generally allows annual dividend payments of up to $60.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. For more detail refer to the Credit Agreement and its amendments filed as exhibits to this Quarterly Report on Form 10-Q.

Item 4: Mine Safety Disclosures

Not applicable

Item 6. Exhibits

10.1

Second Amended and Restated Credit Agreement, dated as of September 29, 2017, among R.R. Donnelley and Sons Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2017)

10.2

Employment Offer Letter dated October 25, 2017 between R.R. Donnelley & Sons Company and Michael J. Sharp (incorporated by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K filed October 30, 2017)

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

Date: October 31, 2017