Form 10-Q
period 2018-03-31
RR Donnelley & Sons Co
filed 2018-05-02
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

As of April 27, 2018, 70.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$235.2	$273.4
Receivables, less allowances for doubtful accounts of $38.4 in 2018 (2017 - $32.4)	1,345.4	1,417.6
Inventories (Note 3)	339.9	416.8
Prepaid expenses and other current assets	115.8	109.1
Total current assets	2,036.3	2,216.9
Property, plant and equipment-net (Note 4)	588.7	615.1
Goodwill (Note 5)	590.7	588.5
Other intangible assets-net (Note 5)	136.3	143.3
Deferred income taxes	73.3	81.7
Other noncurrent assets	255.3	259.0
Total assets	$3,680.6	$3,904.5
LIABILITIES
Accounts payable	$860.8	$1,094.7
Accrued liabilities	349.2	447.5
Short-term and current portion of long-term debt (Note 14)	219.1	10.8
Total current liabilities	1,429.1	1,553.0
Long-term debt (Note 14)	1,969.4	2,098.9
Pension liabilities	93.6	102.7
Other postretirement benefits plan liabilities	108.8	113.2
Long-term income tax liability	59.4	59.4
Other noncurrent liabilities	208.6	180.2
Total liabilities	3,868.9	4,107.4
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2018 and 2017	0.9	0.9
Additional paid-in-capital	3,412.5	3,444.0
Accumulated deficit	(2,232.3)	(2,225.7)
Accumulated other comprehensive loss	(82.7)	(103.7)
Treasury stock, at cost, 18.7 shares in 2018 (2017 - 18.9 shares)	(1,301.2)	(1,333.1)
Total RRD stockholders' equity	(202.8)	(217.6)
Noncontrolling interests	14.5	14.7
Total equity	(188.3)	(202.9)
Total liabilities and equity	$3,680.6	$3,904.5

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017

Products net sales	$1,286.6	$1,271.5
Services net sales	421.2	387.4
Total net sales	1,707.8	1,658.9

Products cost of sales (exclusive of depreciation and amortization)	1,051.9	1,007.8
Services cost of sales (exclusive of depreciation and amortization)	361.2	324.3
Total cost of sales	1,413.1	1,332.1

Products gross profit	234.7	263.7
Services gross profit	60.0	63.1
Total gross profit	294.7	326.8
Selling, general and administrative expenses (exclusive of depreciation and amortization)	214.6	225.8
Restructuring and other-net (Note 6)	0.8	9.1
Depreciation and amortization	47.2	48.6
Other operating income	(0.1)	—
Income from operations	32.2	43.3
Interest expense-net	41.7	48.3
Investment and other (income) expense-net	(5.6)	44.6
Loss on debt extinguishment	0.1	—
Loss before income taxes	(4.0)	(49.6)
Income tax expense	5.3	0.2
Net loss	(9.3)	(49.8)
Less: Income attributable to noncontrolling interests	0.3	0.3
Net loss attributable to RRD common stockholders	$(9.6)	$(50.1)

Net loss per share attributable to RRD common stockholders (Note 10):
Basic net loss per share	$(0.14)	$(0.71)
Diluted net loss per share	$(0.14)	$(0.71)

Dividends declared per common share	$0.14	$0.14

Weighted average number of common shares outstanding:
Basic	70.3	70.1
Diluted	70.3	70.1

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(9.3)	$(49.8)

Other comprehensive income (loss), net of tax (Note 11):
Translation adjustments	18.9	9.0
Adjustment for net periodic pension and postretirement benefits plan cost	2.6	0.7
Adjustment for available-for-sale securities	—	(32.3)
Other comprehensive income (loss)	21.5	(22.6)
Comprehensive income (loss)	12.2	(72.4)
Less: comprehensive income attributable to noncontrolling interests	0.8	0.5
Comprehensive income (loss) attributable to RRD common stockholders	$11.4	$(72.9)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(9.3)	$(49.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47.2	48.6
Provision for doubtful accounts receivable	8.4	1.7
Share-based compensation	1.2	1.9
Deferred income taxes	3.9	(1.6)
Changes in uncertain tax positions	—	0.2
Loss on disposition of available-for-sale securities-net	—	51.6
Net pension and other postretirement benefits plan income	(3.8)	(3.6)
Other	(0.7)	4.5
Changes in operating assets and liabilities:
Accounts receivable-net	74.0	94.2
Inventories	15.4	6.2
Prepaid expenses and other current assets	(5.8)	(3.9)
Accounts payable	(240.9)	(125.7)
Income taxes payable and receivable	(0.8)	5.2
Accrued liabilities and other	(22.8)	(29.6)
Pension and other postretirement benefits plan contributions	(6.3)	(4.9)
Net cash used in operating activities	(140.3)	(5.0)
INVESTING ACTIVITIES
Capital expenditures	(21.5)	(26.1)
Proceeds from sales of investments and other assets	47.7	123.2
Proceeds/(payments) related to company-owned life insurance	1.2	(11.7)
Proceeds from disposal of business	0.3	—
Net cash provided by investing activities	27.7	85.4
FINANCING ACTIVITIES
Net proceeds from other short-term debt	35.4	4.7
Payments of current maturities and long-term debt	(0.1)	—
Proceeds from credit facility borrowings	366.0	280.0
Payments on credit facility borrowings	(324.0)	(425.0)
Dividends paid	(9.8)	(9.8)
Payments of withholding taxes on share-based compensation	(0.7)	(1.9)
Other financing activities	(0.7)	(1.3)
Net cash provided by (used in) financing activities	66.1	(153.3)
Effect of exchange rate on cash, cash equivalents and restricted cash	4.4	1.5
Net decrease in cash, cash equivalents and restricted cash	(42.1)	(71.4)
Cash, cash equivalents and restricted cash at beginning of year	301.5	335.9
Cash, cash equivalents and restricted cash at end of period	$259.4	$264.5

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RRD”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Spinoff Transactions

On October 1, 2016, we completed the separation of our financial communications and data services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and our publishing and retail-centric print services and office products business (“LSC Communications, Inc.” or “LSC”) into two separate publicly-traded companies (the “Separation”). We completed the tax-free distribution of approximately 26.2 million shares, or 80.75%, of the outstanding common stock of each of Donnelley Financial and LSC, to RRD stockholders (the “Distribution”). The Distribution was made to RRD stockholders of record as of the close of business on September 23, 2016, who received one share of Donnelley Financial common stock and one share of LSC common stock for every eight shares of RRD common stock held as of the record date. Immediately following the Distribution, we held approximately 6.2 million shares of Donnelley Financial common stock and approximately 6.2 million shares of LSC common stock.

In March 2017, we sold all of the approximately 6.2 million shares of LSC common stock retained by us and used the proceeds to repay a portion of the outstanding borrowings under the Company’s then-existing credit facility. In June 2017 and August 2017, we exchanged all of the approximately 6.2 million shares of Donnelley Financial common stock for certain outstanding senior indebtedness of the Company, which obligations were subsequently cancelled and discharged upon delivery to the Company.

Revision of Net Sales and Cost of Sales

During the third quarter of 2017, the Company identified an error in the accounting for certain contracts with an inventory buy-back option in the Business Services segment. As a result, the error, which was determined by management to be immaterial to the previously issued financial statements, has been corrected herein from the amounts previously reported. There was no impact to net loss, net loss per share, or the Condensed Consolidated Statements of Comprehensive Income (Loss). The impact of the revision was to reduce previously reported net sales and cost of sales by $17.4 million, respectively, for the three months ended March 31, 2017.

The following table presents the impact of the related balance sheet revision on the March 31, 2017 Condensed Consolidated Balance Sheet:

	As Reported	Adjustments	As Revised
Receivables, less allowance for doubtful accounts	$1,268.9	$(24.8)	$1,244.1
Inventories	375.9	6.5	382.4
Accounts payable	884.8	(18.3)	866.5

The March 31, 2017 Consolidated Statement of Cash Flows has also been revised to reflect the impact of the above balance sheet revision.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at March 31, 2018 and December 31, 2017 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$235.2	$273.4
Restricted cash - current (a)	24.1	28.0
Restricted cash - noncurrent (b)	0.1	0.1
Total cash, cash equivalents and restricted cash	$259.4	$301.5

(a)	Included within prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.
(b)	Included within other noncurrent assets within the Condensed Consolidated Balance Sheets.

Income Taxes

The effective income tax rate for the three months ended March 31, 2018 was (132.5%), compared to (0.4%) in the same period in 2017, and is primarily driven by the inability to recognize a tax benefit on certain losses and limitations on the Company’s interest expense deduction as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Non-deductible interest expense will be carried forward; however it is more likely than not that the benefit of such deferred tax asset will not be fully realized and a valuation allowance was recorded. The effective income tax rate for the three months ended March 31, 2017 reflects the impact of the $51.6 million realized loss on the sale of LSC retained shares. The sale generated a capital loss which will be carried forward; however it is more likely than not that the benefit of such deferred tax asset will not be fully realized and a valuation allowance was recorded.

Cash payments for income taxes were $9.2 million and $15.2 million for the three months ended March 31, 2018 and 2017, respectively. Cash refunds for income taxes were $7.1 million and $18.9 million for the three months ended March 31, 2018 and 2017, respectively.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118) which provides guidance for companies analyzing their accounting for the income tax effects of the Tax Act. SAB 118 provides that a company may report provisional amounts based on reasonable estimates. The provisional estimates are then subject to adjustment during a measurement period up to one year and should be accounted for as a prospective change. At December 31, 2017, we were able to make reasonable provisional estimates of the one-time transition tax and impact to deferred taxes; however we continue to analyze our data and refine our estimated amounts accordingly, and continue to interpret any guidance or subsequent clarification of the tax law. As a result, we may make adjustments to the provisional amounts recorded, throughout the year, in accordance with the guidance outlined in SAB 118. During the first quarter of 2018, we made an adjustment of $2.3 million to increase the provisional amounts recorded at December 31, 2017.

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

2. Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. All revenue recognized in the Condensed Statements of Operations is considered to be revenue from contracts with customers.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

We recorded a net increase to opening retained earnings of $12.9 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the timing of revenue recognition for certain inventory that has been billed but not yet shipped.

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by products and services:

	Three Months Ended
	March 31,
	2018	2017
Products
Commercial print	$462.2	$499.2
Statements	159.8	157.7
Direct mail	148.1	132.4
Packaging	141.4	108.7
Labels	117.5	113.1
Digital print and fulfillment	110.8	112.0
Supply chain management	79.8	75.5
Forms	67.0	72.9
Total products net sales	$1,286.6	$1,271.5
Services
Logistics	$327.2	$296.1
Business process outsourcing	61.2	53.2
Digital and creative solutions	31.3	36.3
Direct mail	1.5	1.8
Total services net sales	$421.2	$387.4
Total net sales	$1,707.8	$1,658.9

Products

Our products revenue is primarily recognized at a point in time. We generally recognize revenue for products sales upon the transfer of control of the products to the client which typically occurs upon transfer of title and risk of ownership, which is generally upon shipment to the client. For certain products sales, we are able to recognize revenue for completed inventory billed but not yet shipped at the client’s direction.

The following is a description of our products:

Commercial Print

We generate revenue by providing various commercial printing products and offer a full range of branded materials including manuals, publications, brochures, business cards, flyers, post cards, posters and promotional items.

Statements

We generate revenue by creating critical business communications, including customer billings, financial statements, healthcare communications and insurance documents. Our capabilities include design and composition, variable imaging, email, archival and digital mail interaction, as well as our innovative RRDigital solution set.

Direct Mail

We generate revenue by providing print production, including touch mailings, and postal optimization strategies.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Packaging

We generate revenue by providing packaging print for clients in consumer electronics, life sciences, cosmetics and consumer packaged goods industries.

Labels

We generate revenue by producing custom labels for clients across multiple industries including warehouse and distribution, retail, pharmaceutical, manufacturing and consumer packaging. We offer distribution and shipping labels, healthcare and durable goods labels, promotional labels and consumer product goods packaging labels.

Digital Print and Fulfillment

We generate revenue by providing various in-store marketing materials, using our digital and offset printing capabilities, including in-store signage and point-of-purchase displays. We also create photobooks.

Supply Chain Management

We generate revenue by providing workflow design to assembly, configuration, kitting and fulfillment for clients in consumer electronics, telecommunications, life sciences, cosmetics, education and industrial industries.

Forms

We generate revenue by producing a variety of forms including invoices, order forms and business forms that support both the private and public sectors for clients in financial, government, retail, healthcare and business services industries.

Services

Our services revenue is recognized both at a point in time as well as over time. Our logistics revenue is primarily recognized over time as the performance obligation is completed. Due to the short transit period of logistics performance obligations, the timing of revenue recognition does not require significant judgment. Our business process outsourcing and digital and creative solutions revenue is recognized over time or at a point in time, depending on the nature of the service which could be either recurring or project-based.

Logistics

We generate revenue by providing specialized transportation and distribution services. These services are comprised of freight services, including truckload, less-than-truckload, intermodal and international freight forwarding; international mail and parcel distribution; print logistics services, including distribution of retail and newsstand printed materials; and courier services including same day and next day delivery.

Business Process Outsourcing

We generate revenue by providing outsourcing services including creative services, research and analytics, financial management and other services for legal providers, insurance, telecommunications, utilities, retail and financial services companies.

Digital and Creative Solutions

We generate revenue by creating and managing content designed to speak directly to customers, including print and digital advertising, direct marketing and direct mail design, packaging design, marketing and sales collateral and in-store marketing.

Variable Consideration

Certain clients may receive volume-based rebates or early payment discounts, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be earned by our clients and reduce revenue accordingly. We do not expect significant changes to estimates of variable consideration. Given the nature of our products and the history of returns, product returns are not significant.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with clients:

	Contract Assets	Contract Liabilities
	Short-Term	Short-Term	Long-Term
Balance at January 1, 2018	$4.0	$30.3	$1.4
Balance at March 31, 2018	5.2	23.7	1.2

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of the Company’s completion of performance obligations.

Revenue recognized during the three months ended March 31, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $21.0 million. During the three months ended March 31, 2018, we reclassified $4.0 million of contract assets to receivables as a result of the completion of the performance obligation and the right to the consideration becoming unconditional.

Practical Expedients and Exemptions

As part of the adoption of Topic 606, we have elected practical expedients and exemptions allowable under the guidance.

We account for shipping and handling activities performed after the control of a good has been transferred to the client as a fulfillment cost. We accrue for the costs of shipping and handling activities if revenue is recognized before contractually agreed shipping and handling activities occur.

We apply Topic 606 to a portfolio of contracts (or performance obligations) with similar characteristics as we reasonably expect that the effects on the financial statements of applying this guidance to the portfolio would not differ significantly from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

When the output method for measure of progress is determined appropriate, we recognize revenue in the amount for which we have the right to invoice for revenue that is recognized over time and for which we can demonstrate that the invoiced amount corresponds directly with the value to the client for the performance completed to date.

We generally expense sales commissions and other costs to obtain a contract when incurred, because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

We exclude sales taxes and other similar taxes from the measurement of the transaction price. We do not disclose the value of unsatisfied performance obligations, nor do we disclose the timing of revenue recognition for contracts with an original expected length of one year or less.

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Raw materials and manufacturing supplies	$152.9	$161.1
Work in process	72.0	75.0
Finished goods	132.5	198.2
LIFO reserve	(17.5)	(17.5)
Total inventories	$339.9	$416.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Land	$53.6	$56.1
Buildings	414.5	417.3
Machinery and equipment	1,899.5	1,885.2
	2,367.6	2,358.6
Less: Accumulated depreciation	(1,778.9)	(1,743.5)
Total property, plant and equipment-net	$588.7	$615.1

During the three months ended March 31, 2018 and 2017, depreciation expense was $33.3 million and $35.7 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a building and transfer the related land use rights to a third party for a facility in the Business Services segment. During the three months ended December 31, 2017 and March 31, 2018, we received deposits in accordance with the terms of the agreement of approximately $12.5 million and $32.1 million, respectively, which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The terms of the agreement require the buyer to make additional deposits to us through the close date, which is expected to occur in 2020. As of March 31, 2018, we continue to classify the carrying cost of the building within property, plant and equipment and record depreciation expense. The carrying cost of the land use rights are classified in other noncurrent assets.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2017
Goodwill	$2,759.8	$519.5	$3,279.3
Accumulated impairment losses	(2,436.7)	(254.1)	(2,690.8)
Total	323.1	265.4	588.5
Foreign exchange	2.2	—	2.2

Net book value as of March 31, 2018
Goodwill	2,775.2	519.5	3,294.7
Accumulated impairment losses	(2,449.9)	(254.1)	(2,704.0)
Total	$325.3	$265.4	$590.7

The components of other intangible assets at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$539.5	$(424.1)	$115.4	$534.1	$(412.4)	$121.7
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	26.2	(25.3)	0.9	26.2	(25.2)	1.0
Trade names	36.9	(16.9)	20.0	36.8	(16.2)	20.6
Total other intangible assets	$604.6	$(468.3)	$136.3	$599.1	$(455.8)	$143.3

Amortization expense for other intangible assets was $7.0 million and $7.5 million for the three months ended March 31, 2018 and 2017, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

6. Restructuring and Other

For the three months ended March 31, 2018 and 2017, the Company recorded the following net restructuring and other expenses:

	Three Months Ended March 31, 2018
	Employee	Other Restructuring	Total Restructuring		Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Charges	Total
Business Services	$1.8	$1.0	$2.8	$(4.9)	$0.5	$(1.6)
Marketing Solutions	1.1	—	1.1	0.3	0.1	1.5
Corporate	0.3	0.6	0.9	—	—	0.9
Total	$3.2	$1.6	$4.8	$(4.6)	$0.6	$0.8

	Three Months Ended March 31, 2017
	Employee	Other Restructuring	Total Restructuring		Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Charges	Total
Business Services	$3.8	$1.1	$4.9	$—	$0.5	$5.4
Marketing Solutions	1.1	0.4	1.5	0.5	0.1	2.1
Corporate	1.5	0.1	1.6	—	—	1.6
Total	$6.4	$1.6	$8.0	$0.5	$0.6	$9.1

Restructuring and Other

For the three months ended March 31, 2018, the Company recorded net restructuring charges of $3.2 million for employee termination costs. These charges primarily relate to the reorganization of selling, general and administrative functions across each segment and an announced facility closure in the Business Services segment. The Company also incurred lease termination and other restructuring charges of $1.6 million for the three months ended March 31, 2018. Additionally, the Company recorded a $4.9 million net gain on the sale of previously impaired assets in the Business Services segment. These assets were impaired in 2015.

For the three months ended March 31, 2017, the Company recorded net restructuring charges of $6.4 million for employee termination costs. These charges primarily related to ceasing the Company’s relationship in a joint venture within the Business Services segment, the reorganization of certain operations and one facility closure in the Marketing Solutions segment. The Company also incurred lease termination and other restructuring charges of $1.6 million for the three months ended March 31, 2017 and recorded impairment charges of $0.5 million related to equipment associated with a facility closure in the Marketing Solutions segment.

Multi-Employer Pension Plan (MEPP) Charges

For the three months ended March 31, 2018 and 2017, the Company recorded charges of $0.6 million for MEPP withdrawal obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with the Company’s decision to withdraw from all multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $5.1 million and $31.0 million, respectively, as of March 31, 2018.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring Reserve

The restructuring reserve as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	March 31,
	2017	Charges	Other	Paid	2018
Employee terminations	$9.6	$3.2	$(0.1)	$(5.1)	$7.6
MEPP withdrawal obligations related to facility closures	11.0	0.2	—	(0.4)	10.8
Lease terminations and other	2.9	1.4	—	(1.4)	2.9
Total	$23.5	$4.8	$(0.1)	$(6.9)	$21.3

The current portion of restructuring reserves of $9.1 million at March 31, 2018 was included in accrued liabilities, while the long-term portion of $12.2 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures, employee terminations in litigation within the Business Services segment and lease termination costs, was included in other noncurrent liabilities at March 31, 2018.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March 2019, excluding employee terminations in litigation within the Business Services segment.

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

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Pension expense (income):
Service cost	$0.2	$0.2
Interest cost	7.8	7.8
Expected return on plan assets	(12.6)	(12.3)
Amortization, net	2.0	1.7
Settlements	0.3	—
Net pension income	$(2.3)	$(2.6)

Other postretirement benefits plan expense (income):
Service cost	$0.4	$0.3
Interest cost	2.6	2.8
Expected return on plan assets	(3.5)	(3.4)
Amortization, net	(0.7)	(0.7)
Net other postretirement benefit income	$(1.2)	$(1.0)

During the three months ended March 31, 2018, the Company contributed $6.3 million to its benefit plans.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company adopted ASU No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, with retrospective adoption, during the first quarter of 2018 and records benefit service costs in cost of sales and selling, general and administrative expenses. The other components, which include interest cost, expected return on plan assets, net amortization and settlements, are recorded in Investment and other (income) expense-net within the Condensed Consolidated Statements of Operations. Previously, all pension and postretirement benefits expense (income) was recorded in cost of sales and selling, general and administrative expenses. See Note 16, New Accounting Pronouncements, for further discussion and impact of adoption.

8. Share-Based Compensation

Share-based compensation expense totaled $1.2 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively.

In March 2018, the Company awarded its annual share-based compensation grants, which consisted of 683,076 restricted stock units with a grant date fair value of $6.10 per unit and 683,076 performance share units also with a grant date fair value of $6.10 per unit. The restricted stock units are subject to a three year graded vesting period and the performance share units are subject to a 34 month cliff vesting period. Dividends are not paid on restricted stock units.

In addition, during the three months ended March 31, 2018, the Company granted 798,105 cash-settled stock units (“phantom stock units”). The Company’s share price on the date of grant was $7.31. The phantom stock units vest and are payable in three equal installments over a period of three years after the grant date. Phantom stock units are not shares of the Company’s common stock and therefore the recipients of these awards do not receive ownership interest in the Company or shareholder voting rights. Phantom stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. All phantom stock unit awards are classified as liability awards due to their expected settlement in cash, and are included in accrued liabilities in the Condensed Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair value of the awards at the end of each reporting period. Dividends are not paid on phantom stock units.

9. Equity

The Company’s equity as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

	RRD
	Stockholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2017	$(217.6)	$14.7	$(202.9)
Cumulative impact of adopting Topic 606, net of tax	12.9	—	12.9
Net (loss) income	(9.6)	0.3	(9.3)
Other comprehensive income	21.0	0.5	21.5
Share-based compensation	1.2	—	1.2
Issuance of share-based awards, net of withholdings and other	(0.9)	—	(0.9)
Cash dividends paid	(9.8)	—	(9.8)
Distributions to noncontrolling interests	—	(1.0)	(1.0)
Balance at March 31, 2018	$(202.8)	$14.5	$(188.3)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

10. Earnings per Share

Basic earnings per share is calculated by dividing net earnings attributable to RRD common stockholders by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units and performance share units. Performance share units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Additionally, stock options are considered anti-dilutive when the exercise price exceeds the average market value of the Company’s stock price during the applicable period. In periods when the Company is in a net loss, share-based awards are excluded from the calculation of earnings per share as their inclusion would have an anti-dilutive effect.

During the three months ended March 31, 2018 and 2017, no shares of common stock were purchased by the Company; however shares were withheld for tax liabilities upon the vesting of equity awards.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Net loss per share attributable to RRD common stockholders:
Basic	$(0.14)	$(0.71)
Diluted	$(0.14)	$(0.71)

Numerator:
Net loss attributable to RRD common stockholders	$(9.6)	$(50.1)

Denominator:
Weighted average number of common shares outstanding - Basic and Diluted	70.3	70.1

Weighted average number of anti-dilutive share-based awards:
Stock options	1.1	1.3
Restricted stock units	0.9	0.5
Total	2.0	1.8

Dividends declared per common share	$0.14	$0.14

11. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and income tax expense (benefit) allocated to each component for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$18.9	$—	$18.9	$9.0	$—	$9.0
Adjustment for net periodic pension and other postretirement benefits plan cost	3.6	1.0	2.6	1.0	0.3	0.7
Adjustments for available-for-sale securities	—	—	—	(35.3)	(3.0)	(32.3)
Other comprehensive income (loss)	$22.5	$1.0	$21.5	$(25.3)	$(2.7)	$(22.6)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive income (loss) by component as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(144.6)	$40.9	$(103.7)
Other comprehensive income before reclassifications	1.4	18.4	19.8
Amounts reclassified from accumulated other comprehensive loss	1.2	—	1.2
Net change in accumulated other comprehensive (loss) income	2.6	18.4	21.0
Balance at March 31, 2018	$(142.0)	$59.3	$(82.7)

Accumulated other comprehensive income (loss) by component as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

	Changes in the Fair Value of Available-for-Sale Securities	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$119.3	$(159.5)	$(15.5)	$(55.7)
Other comprehensive (loss) income before reclassifications	(60.9)	—	8.8	(52.1)
Amounts reclassified from accumulated other comprehensive (loss) income	28.6	0.7	—	29.3
Net change in accumulated other comprehensive (loss) income	(32.3)	0.7	8.8	(22.8)
Balance at March 31, 2017	$87.0	$(158.8)	$(6.7)	$(78.5)

Reclassifications from accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		Classification in the Condensed Consolidated
	2018	2017	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$2.0	$1.7	Investment and other (income) expense-net
Net prior service credit	(0.7)	(0.7)	Investment and other (income) expense-net
Settlements	0.3	—	Investment and other (income) expense-net
Reclassifications before tax	1.6	1.0
Income tax benefit	0.4	0.3
Reclassification, net of tax	$1.2	$0.7

Available-for-sale securities:
Loss on equity securities, before tax	$—	$46.6	Investment and other (income) expense-net
Income tax benefit	—	18.0
Reclassification, net of tax	—	28.6
Total reclassifications, net of tax	$1.2	$29.3

12. Segment Information

During the first quarter of 2018, management realigned the Company’s reportable segments to reflect changes in the global operating structure of the Company and the manner in which the chief operating decision maker assesses information for decision-making purposes. All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company’s segments and their product and service offerings are summarized below:

Business Services

Business Services provides customized solutions at scale to help clients inform, service and transact with their customers. The segment’s primary product and service offerings include commercial print, logistics, statement printing, labels, packaging, supply chain management, forms and business process outsourcing. This segment also includes all of the Company’s operations in Asia, Europe, Canada and Latin America.

Marketing Solutions

Marketing Solutions leverages an integrated portfolio of data analytics, creative services and multichannel execution to deliver comprehensive, end-to-end solutions. The segment’s primary product and service offerings include direct mail, in-store marketing, digital print, kitting, fulfillment, digital and creative solutions and list services.

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

	Three Months Ended
	March 31, 2018
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	March 31, 2018
Business Services	$1,445.5	$(29.4)	$1,416.1	$39.8	$34.0	$16.7	$2,813.3
Marketing Solutions	298.0	(6.3)	291.7	12.3	11.9	3.0	678.4
Total operating segments	1,743.5	(35.7)	1,707.8	52.1	45.9	19.7	3,491.7
Corporate	—	—	—	(19.9)	1.3	1.8	188.9
Total operations	$1,743.5	$(35.7)	$1,707.8	$32.2	$47.2	$21.5	$3,680.6

	Three Months Ended
	March 31, 2017
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2017
Business Services	$1,409.8	$(33.4)	$1,376.4	$58.7	$35.1	$14.9	$2,989.5
Marketing Solutions	290.9	(8.4)	282.5	4.9	12.2	4.6	717.0
Total operating segments	1,700.7	(41.8)	1,658.9	63.6	47.3	19.5	3,706.5
Corporate	—	—	—	(20.3)	1.3	6.6	198.0
Total operations	$1,700.7	$(41.8)	$1,658.9	$43.3	$48.6	$26.1	$3,904.5

Restructuring and other expenses by segment are described in Note 6, Restructuring and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

13. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in two active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate six other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

14. Debt

The Company’s debt at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Borrowings under the Credit Agreement	$258.0	$216.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
7.625% senior notes due June 15, 2020	238.4	238.4
7.875% senior notes due March 15, 2021	447.3	447.2
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	140.0	140.0
6.50% senior notes due November 15, 2023	290.6	290.6
6.00% senior notes due April 1, 2024	298.3	298.3
6.625% debentures due April 15, 2029	157.9	157.9
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	46.9	10.8
Unamortized debt issuance costs	(11.0)	(11.6)
Total debt	2,188.5	2,109.7
Less: current portion	(219.1)	(10.8)
Long-term debt	$1,969.4	$2,098.9
(a)	As of March 31, 2018 and December 31, 2017, the interest rate on the 11.25% senior notes due February 1, 2019 was 13.25%, the maximum rate on these notes, as a result of previous ratings downgrades.
(b)	Includes other miscellaneous debt obligations, primarily at foreign subsidiaries, and capital leases.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s total debt was greater than its book value by approximately $34.6 million and $18.8 million at March 31, 2018 and December 31, 2017, respectively.

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

The Company’s obligations under the Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in certain assets of the Company and its domestic subsidiaries, including accounts receivable, inventory, deposit accounts, securities accounts, investment property, machinery, equipment and, to the extent related to the foregoing, general intangibles, documents and instruments, as well as 65% of the equity interests of their first-tier foreign subsidiaries.

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

Borrowings under the Credit Agreement bear interest at a rate dependent on the average quarterly availability under the Credit Agreement and is calculated according to a base rate (prime rate) or a Eurocurrency rate (London Inter-bank Offered Rate or “LIBOR”) plus an applicable margin. The applicable margin for base rate loans ranges from 0.25% to 0.50% and the applicable margin for Eurocurrency loans ranges from 1.25% to 1.50%. In addition, a fee is payable quarterly on the unused portion of the amount available to be borrowed under the Credit Agreement. The fee accrues at a rate of either 0.25% or 0.375% depending upon the average usage of the facility.

The Credit Agreement is scheduled to mature on September 29, 2022, at which time all outstanding amounts under the Credit Agreement will be due and payable. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes.

Based on the Company’s borrowing base as of March 31, 2018 and existing borrowings, the Company had approximately $477.3 million borrowing capacity available under the Credit Agreement.

The weighted average interest rate on borrowings under the Company’s current and prior credit facilities was 3.1% and 3.5% during the three months ended March 31, 2018 and 2017, respectively.

Interest paid, net of interest capitalized, was $38.1 million and $38.3 million for the three months ended March 31, 2018 and 2017, respectively.

Interest income was $0.5 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

15. Derivatives

All derivatives are recorded as other current or noncurrent assets or other current or noncurrent liabilities in the Condensed Consolidated Balance Sheets at their respective fair values. Unrealized gains and losses related to derivatives are recorded in other comprehensive income (loss), net of applicable income taxes, or in the Condensed Consolidated Statements of Operations, depending on the purpose for which the derivative is held. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is also recognized in the Condensed Consolidated Statements of Operations.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange spot and forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at March 31, 2018 and December 31, 2017 was $189.6 million and $215.9 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

The total fair value of the Company’s foreign currency contracts, which were the only derivatives not designated as hedges, included in prepaid expenses and other current assets at March 31, 2018 and December 31, 2017 was $3.9 million and $2.2 million, respectively. In addition, there was $0.1 million of these derivatives included in accrued liabilities at March 31, 2018.

16. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changed the presentation of net periodic pension and postretirement benefit cost (net benefit cost) within the Statement of Operations. Under the previous guidance, net benefit cost was reported as an employee cost within income from operations. The amendment required the bifurcation of net benefit cost, with the service cost component presented with other employee compensation costs in income from operations while the other components are presented separately outside of income from operations. The Company retrospectively adopted this guidance as of January 1, 2018. See Note 7, Employee Benefits, for further discussion. The impact of adoption was a $1.0 million increase in cost of sales, $3.1 million increase in selling, general and administrative expenses and $4.1 million decrease in investment and other expense-net for the three months ended March 31, 2017 to the amounts previously reported.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which outlined a single comprehensive model for entities to use in accounting for revenue using a five-step process that superseded virtually all existing revenue guidance. ASU 2014-09 also required additional quantitative and qualitative disclosures. During 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which clarified the revenue recognition implementation guidance on principal versus agent considerations, identifying performance obligations, determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access the entity's intellectual property, assessing the collectability criteria, presentation of sales and similar taxes, noncash consideration and various other items. The standard allowed the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company adopted the guidance as of January 1, 2018 using the modified retrospective approach. See Note 2, Revenue Recognition, for further discussion.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In accordance with Topic 606, the impact of adoption as compared to the prior guidance on the Company’s Condensed Consolidated Statements of Operations was an increase of $5.2 million in total net sales and increase of $1.2 million in total gross profit for the three months ended March 31, 2018. Additionally, the impact of adoption as compared to the prior guidance was a decrease of $67.6 million in inventories, decrease of $80.7 million in accrued liabilities and increase of $14.0 million in stockholders' equity at March 31, 2018. No other financial statement line item was materially impacted.

Accounting Pronouncements Issued and Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Act. The standard also requires entities to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income. The standard allows the option of applying either a retrospective adoption, meaning the standard is applied to all periods in which the effect of the Tax Act is recognized, or applying the amendments in the period of adoption, meaning an adjustment is made to stockholders’ equity as of the beginning of the reporting period. ASU 2018-02 will be effective in the first quarter of 2019; however early adoption is permitted for interim and annual periods, including the reporting period in which the Tax Act was enacted. The Company is currently evaluating the impact of ASU 2018-02 on the Condensed Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” which requires lessees to record most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted; however the Company plans to adopt the standard in the first quarter of 2019. The Company is currently evaluating the impact of ASU 2016-02 on the Condensed Consolidated Financial Statements.

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

Segment Descriptions

During the first quarter of 2018, management realigned the Company’s reportable segments to reflect changes in the global operating structure of the Company and the manner in which the chief operating decision maker assesses information for decision-making purposes. All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

The Company’s segments and their product and service offerings are summarized below:

Business Services

Business Services provides customized solutions at scale to help clients inform, service and transact with their customers. The segment’s primary product and service offerings include commercial print, logistics, statement printing, labels, packaging, supply chain management, forms and business process outsourcing. This segment also includes all of the Company’s operations in Asia, Europe, Canada and Latin America.

Marketing Solutions

Marketing Solutions leverages an integrated portfolio of data analytics, creative services and multichannel execution to deliver comprehensive, end-to-end solutions. The segment’s primary product and service offerings include direct mail, in-store marketing, digital print, kitting, fulfillment, digital and creative solutions and list services.

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

Products and Services

The Company separately reports its net sales, related costs of sales and gross profit for our product and service offerings. Our product offerings primarily consist of commercial print, statements, direct mail, labels, in-store marketing, digital print, packaging, supply chain management, forms and other related products procured through our print management offering. Our service offerings primarily consist of logistics, business process outsourcing services and digital and creative solutions.

Executive Overview

First Quarter Overview

Net sales increased by $48.9 million, or 2.9%, for the three months ended March 31, 2018 compared to the same period in 2017. The first quarter of 2018 included a $26.2 million increase due to changes in foreign exchange rates, which accounted for 1.6 percentage points of the increase in net sales. The remaining increase in net sales was due to higher volume in both segments and higher fuel surcharges in the Business Services segment, partially offset by price pressure in the Business Services segment.

The Company continues to strategically assess opportunities to reduce its cost structure and enhance productivity throughout the business. During the three months ended March 31, 2018, the Company realized cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, as well as facility consolidations.

Net cash used in operating activities for the three months ended March 31, 2018 was $140.3 million as compared to $5.0 million for the three months ended March 31, 2017. The decrease in net cash flow from operating activities related primarily to net unfavorable changes in working capital and higher cash taxes.

On May 2, 2018, the Company announced that it had entered into a definitive agreement to sell certain assets and liabilities of its Print Logistics business. The sale is expected to close in the third quarter of 2018 and is subject to customary closing conditions.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

The following table shows the results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017	$ Change	% Change
	(in millions, except percentages)

Products net sales	$1,286.6	$1,271.5	$15.1	1.2%
Services net sales	421.2	387.4	33.8	8.7%
Total net sales	1,707.8	1,658.9	48.9	2.9%
Products cost of sales (exclusive of depreciation and amortization)	1,051.9	1,007.8	44.1	4.4%
Services cost of sales (exclusive of depreciation and amortization)	361.2	324.3	36.9	11.4%
Total cost of sales	1,413.1	1,332.1	81.0	6.1%
Products gross profit	234.7	263.7	(29.0)	(11.0%)
Services gross profit	60.0	63.1	(3.1)	(4.9%)
Total gross profit	294.7	326.8	(32.1)	(9.8%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	214.6	225.8	(11.2)	(5.0%)
Restructuring and other-net	0.8	9.1	(8.3)	(91.2%)
Depreciation and amortization	47.2	48.6	(1.4)	(2.9%)
Other operating income	(0.1)	—	(0.1)	nm
Income from operations	$32.2	$43.3	$(11.1)	(25.6%)

Consolidated

Net sales of products for the three months ended March 31, 2018 increased $15.1 million, or 1.2%, to $1,286.6 million versus the same period in 2017. The first quarter of 2018 included a $23.5 million, or 1.8%, increase due to changes in foreign exchange rates. Net sales of products also increased due to higher volume in packaging and direct mail, which was more than offset by lower volume in commercial print due to ongoing secular pressure and lower specialty card sales, as well as price pressure.

Net sales from services for the three months ended March 31, 2018 increased $33.8 million, or 8.7%, to $421.2 million versus the same period in 2017, including a $2.7 million, or 0.7%, increase due to changes in foreign exchange rates. Net sales from services increased primarily due to higher volume and increased fuel surcharges in logistics, as well as higher volume in business process outsourcing, partially offset by lower volume in digital and creative solutions and price pressure.

Products cost of sales for the three months ended March 31, 2018 increased $44.1 million, or 4.4%, to $1,051.9 million versus the same period in 2017. Products cost of sales increased primarily due to unfavorable impact due to changes in foreign exchange rates, higher volume in packaging, as well as cost inflation, including higher paper costs in Asia, and operational inefficiencies due to volume reductions from two clients, partially offset by lower volume in commercial print, along with cost control initiatives across the organization. As a percentage of net sales, products cost of sales increased 2.5 percentage points for the three months ended March 31, 2018 versus the same period in 2017.

Services cost of sales increased $36.9 million, or 11.4%, for the three months ended March 31, 2018 versus the same period in 2017, primarily due to higher volume in logistics and business process outsourcing, as well as higher costs of transportation in logistics, partially offset by cost control initiatives. As a percentage of net sales, services cost of sales increased 2.1 percentage points for the three months ended March 31, 2018 versus the same period in 2017.

Products gross profit decreased $29.0 million to $234.7 million for the three months ended March 31, 2018 versus the same period in 2017, primarily due to price pressures, unfavorable impact due to changes in foreign exchange rates, cost inflation, including higher paper costs in commercial print and an unfavorable mix in commercial print, partially offset by cost control initiatives. Products gross margin decreased from 20.7% to 18.2%.

Services gross profit decreased $3.1 million to $60.0 million for the three months ended March 31, 2018 versus the same period in 2017, primarily due to higher costs of transportation in logistics and price pressures, partially offset by increased fuel surcharges in logistics. Services gross margin decreased from 16.3% to 14.2%.

Selling, general and administrative expenses decreased $11.2 million to $214.6 million for the three months ended March 31, 2018 versus the same period in 2017 reflecting cost control initiatives, partially offset by higher bad debt expense in 2018, which included an $8.3 million charge due to a client-related bankruptcy, and foreign currency expense. As a percentage of net sales, selling, general and administrative expenses decreased from 13.6% to 12.6% for the three months ended March 31, 2018 versus the same period in 2017, due to the impact of the aforementioned expenses.

For the three months ended March 31, 2018, the Company recorded net restructuring and other expenses of $0.8 million. These expenses included $3.2 million for employee termination costs. These charges primarily relate to the reorganization of selling, general and administrative functions across each segment and an announced facility closure in the Business Services segment. The Company also incurred lease termination and other restructuring charges of $1.6 million for the three months ended March 31, 2018. Additionally, the Company recorded a $4.9 million net gain on the sale of previously impaired assets in the Business Services segment. These assets were impaired in 2015. The Company also recorded $0.6 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. See Note 6, Restructuring and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $1.4 million to $47.2 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $7.0 million and $7.5 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the three months ended March 31, 2018 and 2017, respectively.

Income from operations for the three months ended March 31, 2018 was $32.2 million, a decrease of $11.1 million, or 25.6%, compared to the three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$41.7	$48.3	$(6.6)	(13.7%)
Investment and other (income) expense-net	(5.6)	44.6	50.2	nm

Net interest expense decreased by $6.6 million for the three months ended March 31, 2018 versus the same period in 2017, primarily due to lower average borrowings during three months ended March 31, 2018.

Investment and other (income) expense-net for the three months ended March 31, 2018 and 2017 was income of $5.6 million and expense of $44.6 million, respectively. During the three months ended March 31, 2017, the Company sold its retained interest in LSC which resulted in a net realized loss of $51.6 million, partially offset by income of $1.3 million from affordable housing investments. See Note 11, Other Comprehensive Income (Loss), for further discussion.

	Three Months Ended
	March 31,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Loss before income taxes	$(4.0)	$(49.6)	$45.6	(91.9%)
Income tax expense	5.3	0.2	(5.1)	nm
Effective income tax rate	(132.5%)	(0.4%)

The effective income tax rate for the three months ended March 31, 2018 was (132.5%), compared to (0.4%) in the same period in 2017. The effective income tax rate for 2018 is primarily driven by the inability to recognize a tax benefit on certain losses and limitations on the interest expense deduction as a result of the Tax Act. Non-deductible interest expense will be carried forward; however it is more likely than not that the benefit of such deferred tax asset will not be fully realized and a valuation allowance was recorded. The effective income tax rate for the three months ended March 31, 2017 reflects the impact of the $51.6 million realized loss on the sale of LSC retained shares. The sale generated a capital loss which will be carried forward; however it is more likely than not that the benefit of such deferred tax asset will not be fully realized and a valuation allowance was recorded.

Income attributable to noncontrolling interests was $0.3 million for the three months ended March 31, 2018 and 2017.

Net loss attributable to RRD common stockholders, excluding the impact from non-controlling interests, for the three months ended March 31, 2018 was $9.6 million, or $0.14 per diluted share, compared to $50.1 million, or $0.71 per diluted share, for the three months ended March 31, 2017.

Information by Segment

Business Services

	Three Months Ended
	March 31,
	2018	2017
	(in millions, except percentages)
Net sales	$1,416.1	$1,376.4
Income from operations	39.8	58.7
Operating margin	2.8%	4.3%
Restructuring and other-net	(1.6)	5.4
Other operating income	(0.1)	—

Net sales for the Business Services segment for the three months ended March 31, 2018 were $1,416.1 million, an increase of $39.7 million, or 2.9%, compared to 2017. The first quarter of 2018 included a $26.2 million increase due to changes in foreign exchange rates. The remaining increase in net sales was due to higher volume in packaging and logistics as well as increased fuel surcharges in logistics, partially offset by lower volume in commercial print due to ongoing secular pressure and lower specialty card sales and price pressures across the segment. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	March 31,
Products and Services	2018	2017	$ Change	% Change
	(in millions, except percentages)
Commercial print	$462.2	$499.2	$(37.0)	(7.4%)
Logistics	327.2	296.1	31.1	10.5%
Statements	159.8	157.7	2.1	1.3%
Packaging	141.4	108.7	32.7	30.1%
Labels	117.5	113.1	4.4	3.9%
Supply chain management	79.8	75.5	4.3	5.7%
Forms	67.0	72.9	(5.9)	(8.1%)
Business process outsourcing	61.2	53.2	8.0	15.0%
Total Business Services	$1,416.1	$1,376.4	$39.7	2.9%

Business Services segment income from operations decreased $18.9 million for the three months ended March 31, 2018, primarily due to an unfavorable impact due to changes in foreign exchange rates, unfavorable mix in sales, price pressures, higher cost of transportation in logistics, cost inflation, including higher paper costs in our products in Asia and operational inefficiencies due to volume reductions from two clients, partially offset by cost control initiatives and increased fuel surcharges.

Marketing Solutions

	Three Months Ended
	March 31,
	2018	2017
	(in millions, except percentages)
Net sales	$291.7	$282.5
Income (loss) from operations	12.3	4.9
Operating margin	4.2%	1.7%
Restructuring and other-net	1.5	2.1

Net sales for the Marketing Solutions segment for the three months ended March 31, 2018 were $291.7 million, an increase of $9.2 million, or 3.3%, compared to 2017. Net sales increased primarily due to higher volume in direct mail, partially offset by lower volume in digital and creative solutions and digital print and fulfillment. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Three Months Ended
	March 31,
Products and Services	2018	2017	$ Change	% Change
	(in millions, except percentages)
Direct mail	$149.6	$134.2	$15.4	11.5%
Digital print and fulfillment	110.8	112.0	(1.2)	(1.1%)
Digital and creative solutions	31.3	36.3	(5.0)	(13.8%)
Total Marketing Solutions	$291.7	$282.5	$9.2	3.3%

Marketing Solutions segment income from operations increased $7.4 million to $12.3 million for the three months ended March 31, 2018, primarily due to cost control initiatives and higher volume in direct mail, partially offset by lower volume in digital and creative solutions.

Corporate

Corporate operating expenses during the three months ended March 31, 2018 were $19.9 million, a decrease of $0.4 million compared to the same period in 2017. The decrease was primarily driven by cost control initiatives, offset by higher bad debt expense in 2018 due to a client-related bankruptcy. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Operating expenses	$19.9	$20.3
Spinoff-related transaction expenses	—	2.1
Restructuring and other-net	0.9	1.6

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

The following describes the Company’s cash flows for the three months ended March 31, 2018 and 2017.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $140.3 million for the three months ended March 31, 2018 compared to $5.0 million during the same period in 2017. The increase in net cash used in operating activities related primarily to net unfavorable changes in working capital and higher cash taxes.

Cash Flows From Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 was $27.7 million compared to $85.4 million during the same period in 2017. Capital expenditures were $21.5 million during the first three months of 2018, a decrease of $4.6 million as compared to the same period of 2017. For the three months ended March 31, 2018, cash provided by investing activities included $32.1 million cash received as a deposit for the expected sale of a facility and cash proceeds from the sale of investments and other assets of $15.6 million. For the three months ended March 31, 2017, cash provided by investing activities included net proceeds of $121.4 million from the sale of the Company’s investment in LSC.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $66.1 million compared to net cash used in financing activities of $153.3 million in the same period in 2017. During the three months ended March 31, 2018, the Company increased its borrowings under credit facilities by $42.0 million, compared to a reduction in borrowings under credit facilities of $145.0 million during the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company also received $35.4 million in net short-term loan proceeds. Dividends paid were $9.8 million during the three months ended March 31, 2018 and 2017.

LIQUIDITY

Cash and cash equivalents of $235.2 million as of March 31, 2018 included $39.9 million in the U.S. and $195.3 million at international locations. The Company has recognized deferred tax liabilities of $5.9 million as of March 31, 2018 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries, if repatriated to the U.S., may be subject to additional tax which would depend on income tax laws and circumstances at the time of distribution. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents at March 31, 2018 were $13.7 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

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

Borrowings under the Credit Agreement bear interest at a rate dependent on the average quarterly availability under the Credit Agreement and is calculated according to a base rate (prime rate) or a Eurocurrency rate (LIBOR) plus an applicable margin. The applicable margin for base rate loans ranges from 0.25% to 0.50% and the applicable margin for Eurocurrency loans ranges from 1.25% to 1.50%. In addition, a fee is payable quarterly on the unused portion of the amount available to be borrowed under the Credit Agreement. The fee accrues at a rate of either 0.25% or 0.375% depending upon the average usage of the facility.

The Credit Agreement is scheduled to mature on September 29, 2022, at which time all outstanding amounts under the Credit Agreement will be due and payable. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes.

There were $258.0 million of borrowings under the Credit Agreement as of March 31, 2018.

The current availability under the Credit Agreement as of March 31, 2018 is shown in the table below:

March 31, 2018
Availability	(in millions)
Credit Agreement	$800.0
Availability reduction due to available borrowing base	29.0
$771.0
Usage
Borrowings under the Credit Agreement	$258.0
Outstanding letters of credit	35.7
$293.7

Current availability at March 31, 2018	$477.3
Cash and cash equivalents	235.2
Total available liquidity (a)	$712.5
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

As of March 31, 2018, the Company was in compliance with the debt covenants under the Credit Agreement and expects to remain in compliance based on management’s estimates of operating and financial results for 2018 and the foreseeable future. As of March 31, 2018, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by eight U.S. financial institutions.

As of March 31, 2018, the Company had $184.1 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). There were $74.4 million in outstanding letters of credit, bank guarantees and bank acceptance drafts which reduced availability, of which $35.7 million were issued under the Credit Agreement. Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $304.7 million as of March 31, 2018.

The Company’s liquidity may be affected by its credit ratings. During the first quarter of 2018, Moody’s downgraded the Company’s long-term corporate credit rating from B1 to B2 and downgraded the senior unsecured debt credit rating from B2 to B3. The outlook remained stable. The Company’s Standard & Poor Rating Services (“S&P”) and Moody’s credit ratings as of March 31, 2018 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	B, Stable	B2, Stable
Senior unsecured debt	B	B3

Dividends

During the three months ended March 31, 2018, the Company paid cash dividends of $9.8 million. On April 5, 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.14 per common share, payable on June 1, 2018 to stockholders of record on May 15, 2018.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At March 31, 2018, the Company’s variable-interest borrowings were $304.7 million. Approximately 86.0% of the Company’s outstanding debt was comprised of fixed-rate debt as of March 31, 2018.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2018 and December 31, 2017 by approximately $46.0 million and $48.9 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of March 31, 2018 and December 31, 2017, the aggregate notional amount of outstanding foreign currency contracts was approximately $189.6 million and $215.9 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains (losses) from these foreign currency contracts were $3.8 million at March 31, 2018 and $2.2 million at December 31, 2017. The Company does not use derivative financial instruments for trading or speculative purposes.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “would,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to the Company’s market risk since December 31, 2017. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the Company’s 2017 Form 10-K.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2018 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2018 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	$—
February 1, 2018 - February 28, 2018	—	—	—	$—
March 1, 2018 - March 31, 2018	97,472	7.31	—	$—
Total	97,472	$7.31	—
(a)	Shares withheld for tax liabilities upon vesting of equity awards.

___________________________________

The Credit Agreement generally allows annual dividend payments of up to $60.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. For more detail refer to the Credit Agreement and its amendments filed as exhibits to this Quarterly Report on Form 10-Q.

Item 4: Mine Safety Disclosures

Not applicable

Item 6. Exhibits

10.1*	Form of Stock Unit Award Agreement

10.2*	Form of Performance Unit Award Agreement

10.3*	Form of Cash-Settled Stock Unit Award Agreement

31.1*	Certification by Daniel L. Knotts, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification by Terry D. Peterson, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

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

Date: May 2, 2018