Form 10-Q
period 2018-06-30
RR Donnelley & Sons Co
filed 2018-08-02
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐    No  ☒

As of July 30, 2018, 70.4 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$257.0	$273.4
Receivables, less allowances for doubtful accounts of $32.7 in 2018 (2017 - $32.4)	1,303.4	1,417.6
Inventories (Note 3)	324.4	416.8
Prepaid expenses and other current assets	201.0	109.1
Total current assets	2,085.8	2,216.9
Property, plant and equipment-net (Note 4)	559.2	615.1
Goodwill (Note 5)	554.2	588.5
Other intangible assets-net (Note 5)	127.2	143.3
Deferred income taxes	70.0	81.7
Other noncurrent assets	257.4	259.0
Total assets	$3,653.8	$3,904.5
LIABILITIES
Accounts payable	$812.3	$1,094.7
Accrued liabilities and other	378.7	447.5
Short-term and current portion of long-term debt (Note 14)	221.3	10.8
Total current liabilities	1,412.3	1,553.0
Long-term debt (Note 14)	2,034.1	2,098.9
Pension liabilities	87.6	102.7
Other postretirement benefits plan liabilities	105.2	113.2
Long-term income tax liability	54.3	59.4
Other noncurrent liabilities	207.8	180.2
Total liabilities	3,901.3	4,107.4
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2018 and 2017	0.9	0.9
Additional paid-in-capital	3,411.0	3,444.0
Accumulated deficit	(2,255.0)	(2,225.7)
Accumulated other comprehensive loss	(122.0)	(103.7)
Treasury stock, at cost, 18.6 shares in 2018 (2017 - 18.9 shares)	(1,296.7)	(1,333.1)
Total RRD stockholders' equity	(261.8)	(217.6)
Noncontrolling interests	14.3	14.7
Total equity	(247.5)	(202.9)
Total liabilities and equity	$3,653.8	$3,904.5

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Products net sales	$1,265.2	$1,237.4	$2,551.8	$2,508.9
Services net sales	414.3	382.6	835.5	770.0
Total net sales	1,679.5	1,620.0	3,387.3	3,278.9

Products cost of sales (exclusive of depreciation and amortization)	1,039.0	995.6	2,090.9	2,003.4
Services cost of sales (exclusive of depreciation and amortization)	349.9	322.4	711.1	646.7
Total cost of sales	1,388.9	1,318.0	2,802.0	2,650.1

Products gross profit	226.2	241.8	460.9	505.5
Services gross profit	64.4	60.2	124.4	123.3
Total gross profit	290.6	302.0	585.3	628.8
Selling, general and administrative expenses (exclusive of depreciation and amortization)	208.0	216.3	422.6	442.1
Restructuring and other-net (Note 6)	11.0	3.8	11.8	12.9
Depreciation and amortization	46.1	47.5	93.3	96.1
Other operating income	—	—	(0.1)	—
Income from operations	25.5	34.4	57.7	77.7
Interest expense-net	42.0	45.5	83.7	93.8
Investment and other income-net	(3.6)	(97.3)	(9.2)	(52.7)
Loss on debt extinguishment	—	13.6	0.1	13.6
(Loss) income before income taxes	(12.9)	72.6	(16.9)	23.0
Income tax (benefit) expense	(0.3)	(4.1)	5.0	(3.9)
Net (loss) income	(12.6)	76.7	(21.9)	26.9
Less: Income attributable to noncontrolling interests	0.4	0.2	0.7	0.5
Net (loss) income attributable to RRD common stockholders	$(13.0)	$76.5	$(22.6)	$26.4

Net (loss) income per share attributable to RRD common stockholders (Note 10):
Basic net (loss) income per share	$(0.18)	$1.09	$(0.32)	$0.38
Diluted net (loss) income per share	$(0.18)	$1.09	$(0.32)	$0.38

Dividends declared per common share	$0.14	$0.14	$0.28	$0.28

Weighted average number of common shares outstanding:
Basic	70.6	70.1	70.5	70.1
Diluted	70.6	70.2	70.5	70.3

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (loss) income	$(12.6)	$76.7	$(21.9)	$26.9

Other comprehensive loss, net of tax (Note 11):
Translation adjustments	(41.6)	20.1	(22.7)	29.1
Adjustment for net periodic pension and postretirement benefits plan cost	1.7	0.7	4.3	1.4
Adjustment for available-for-sale securities	—	(85.2)	—	(117.5)
Other comprehensive loss	(39.9)	(64.4)	(18.4)	(87.0)
Comprehensive (loss) income	(52.5)	12.3	(40.3)	(60.1)
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.2)	0.3	0.6	0.8
Comprehensive (loss) income attributable to RRD common stockholders	$(52.3)	$12.0	$(40.9)	$(60.9)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net (loss) income	$(21.9)	$26.9
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	93.3	96.1
Provision for doubtful accounts receivable	9.0	1.4
Share-based compensation	4.2	4.3
Deferred income taxes	6.0	(5.3)
Changes in uncertain tax positions	0.3	0.4
Loss on debt extinguishments	0.1	13.6
Net pension and other postretirement benefits plan income	(6.3)	(7.3)
Realized gain on disposition of available-for-sale securities-net	—	(40.8)
Other	2.7	7.2
Changes in operating assets and liabilities:
Accounts receivable-net	56.8	81.2
Inventories	23.2	(10.1)
Prepaid expenses and other current assets	(9.2)	(6.9)
Accounts payable	(236.7)	(120.5)
Income taxes payable and receivable	(12.6)	(3.4)
Accrued liabilities and other	(26.7)	(68.7)
Pension and other postretirement benefits plan contributions	(10.2)	(9.0)
Net cash used in operating activities	(128.0)	(40.9)
INVESTING ACTIVITIES
Capital expenditures	(48.0)	(54.2)
Proceeds from sales of investments and other assets	48.1	126.7
Payments related to company-owned life insurance	(3.5)	(9.0)
Proceeds from disposal of business	0.3	—
Net cash (used in) provided by investing activities	(3.1)	63.5
FINANCING ACTIVITIES
Net proceeds from other short-term debt	41.6	12.3
Payments of current maturities and long-term debt	(0.2)	(200.4)
Proceeds from credit facility borrowings	725.1	820.0
Payments on credit facility borrowings	(619.1)	(655.0)
Dividends paid	(19.6)	(19.6)
Transfer of cash and cash equivalents to LSC and Donnelley Financial	—	(78.0)
Payments of withholding taxes on share-based compensation	(0.7)	(1.9)
Other financing activities	(0.8)	(1.6)
Net cash provided by (used in) financing activities	126.3	(124.2)
Effect of exchange rate on cash, cash equivalents and restricted cash	(10.2)	7.9
Net decrease in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale (Note 16)	(15.0)	(93.7)
Less: Transfer of cash and cash equivalents to current assets held for sale	5.2	—
Net decrease in cash, cash equivalents and restricted cash	(20.2)	(93.7)
Cash, cash equivalents and restricted cash at beginning of year	301.5	335.9
Cash, cash equivalents and restricted cash at end of period	$281.3	$242.2

SUPPLEMENTAL NON-CASH DISCLOSURE:
Debt-for-equity exchange	$—	$130.5

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (“RRD,” the “Company,” “we,” “us,” and “our”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

In March 2017, we sold all of the approximately 6.2 million shares of LSC common stock retained by us and used the proceeds to repay a portion of the outstanding borrowings under our then-existing credit facility. In June 2017 and August 2017, we exchanged all of the approximately 6.2 million shares of Donnelley Financial common stock for certain of our outstanding senior indebtedness, which obligations were subsequently cancelled and discharged upon delivery to us.

Revision of Net Sales and Cost of Sales

During the third quarter of 2017, we identified an error in the accounting for certain contracts with an inventory buy-back option in the Business Services segment. As a result, the error, which was determined by us to be immaterial to the previously issued financial statements, has been corrected herein from the amounts previously reported. There was no impact to net income (loss), net income (loss) per share, or the Condensed Consolidated Statements of Comprehensive Income (Loss). The impact of the revision was to reduce previously reported net sales and cost of sales by $26.0 million and $43.4 million for the three and six months ended June 30, 2017, respectively.

The following table presents the impact of the related balance sheet revision on the June 30, 2017 Condensed Consolidated Balance Sheet:

	As Reported	Adjustments	As Revised
Receivables, less allowance for doubtful accounts	$1,301.5	$(34.5)	$1,267.0
Inventories	392.4	9.3	401.7
Accounts payable	911.6	(25.2)	886.4

The June 30, 2017 Consolidated Statement of Cash Flows has also been revised to reflect the impact of the above balance sheet revision.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at June 30, 2018 and December 31, 2017 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$257.0	$273.4
Restricted cash - current (a)	24.2	28.0
Restricted cash - noncurrent (b)	0.1	0.1
Total cash, cash equivalents and restricted cash	$281.3	$301.5

(a)	Included within prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets
(b)	Included within other noncurrent assets within the Condensed Consolidated Balance Sheets

Income Taxes

The effective income tax rate was 2.3% and (5.6%) for the three months ended June 30, 2018 and 2017, respectively and (29.6%) and (17.0%) for the six months ended June 30, 2018 and 2017, respectively. The effective income tax rate for the three and six months ended June 30, 2018 is primarily driven by the inability to recognize a tax benefit on certain losses. The effective income tax rate for the three and six months ended June 30, 2017 reflects the impact of the $92.4 million non-taxable gain on the sale of Donnelley Financial retained shares and the $51.6 million realized loss on the sale of LSC retained shares. The sale of the LSC shares generated a capital loss which will be carried forward; however, it was determined at the time of the sale that the benefit of such deferred tax asset will not be fully realized and a valuation allowance was recorded.

Cash payments for income taxes were $23.5 million and $23.9 million for the six months ended June 30, 2018 and 2017, respectively. Cash refunds for income taxes were $12.2 million and $19.5 million for the six months ended June 30, 2018 and 2017, respectively.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118) which provides guidance for companies analyzing their accounting for the income tax effects of the Tax Act. SAB 118 provides that a company may report provisional amounts based on reasonable estimates. The provisional estimates are then subject to adjustment during a measurement period up to one year and should be accounted for as a prospective change. At December 31, 2017, we were able to make reasonable provisional estimates of the one-time transition tax and impact to deferred taxes; however, we continue to analyze our data and refine our estimated amounts accordingly, and continue to interpret any guidance or subsequent clarification of the tax law. As a result, we may make adjustments to the provisional amounts recorded, throughout the year, in accordance with the guidance outlined in SAB 118. During the first quarter of 2018, we made an adjustment of $2.3 million to increase the provisional amounts recorded at December 31, 2017. We have not made any additional adjustments related to the provisional amounts.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Products
Commercial print	$462.7	$486.2	$924.9	$985.4
Packaging	152.9	117.9	294.3	226.6
Statements	143.1	140.0	302.9	297.7
Direct mail	133.3	120.1	281.4	252.5
Labels	119.2	112.1	236.7	225.2
Digital print and fulfillment	108.3	115.5	219.1	227.5
Supply chain management	80.9	73.8	160.7	149.3
Forms	64.8	71.8	131.8	144.7
Total products net sales	$1,265.2	$1,237.4	$2,551.8	$2,508.9
Services
Logistics	$324.0	$294.1	$651.2	$590.2
Business process outsourcing	61.4	52.8	122.6	106.0
Digital and creative solutions	27.7	34.2	59.0	70.5
Direct mail	1.2	1.5	2.7	3.3
Total services net sales	$414.3	$382.6	$835.5	$770.0
Total net sales	$1,679.5	$1,620.0	$3,387.3	$3,278.9

Products

Our products revenue is primarily recognized at a point in time. We generally recognize revenue for products upon the transfer of control of the products to the client which typically occurs upon transfer of title and risk of ownership, which is generally upon shipment to the client. For certain products, we are able to recognize revenue for completed inventory billed but not yet shipped at the client’s direction.

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

Logistics

We generate revenue by providing specialized transportation and distribution services. These services are comprised of freight services, including truckload, less-than-truckload, intermodal and international freight forwarding; international mail and parcel distribution; print logistics services, including distribution of retail and newsstand printed materials; and courier services including same day and next day delivery. See Note 16, Subsequent Event, for discussion on the sale of the print logistics business subsequent to June 30, 2018.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with clients:

	Contract Assets	Contract Liabilities
	Short-Term	Short-Term	Long-Term
Balance at January 1, 2018	$4.0	$30.3	$1.4
Balance at June 30, 2018	5.0	22.4	0.9

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations.

Revenue recognized during the six months ended June 30, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $22.4 million. During the six months ended June 30, 2018, we reclassified $4.0 million of contract assets to receivables as a result of the completion of the performance obligation and the right to the consideration becoming unconditional.

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

3. Inventories

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Raw materials and manufacturing supplies	$145.3	$161.1
Work in process	71.1	75.0
Finished goods	124.9	198.2
LIFO reserve	(16.9)	(17.5)
Total inventories	$324.4	$416.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

4. Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Land	$53.1	$56.1
Buildings	403.1	417.3
Machinery and equipment	1,844.5	1,885.2
	2,300.7	2,358.6
Less: Accumulated depreciation	(1,741.5)	(1,743.5)
Total property, plant and equipment-net	$559.2	$615.1

During the three and six months ended June 30, 2018, depreciation expense was $32.3 million and $65.6 million, respectively. During the three and six months ended June 30, 2017, depreciation expense was $34.9 million and $70.6 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a building and transfer the related land use rights to a third party for a facility in an international location. During the three months ended December 31, 2017 and six months ended June 30, 2018, we received deposits in accordance with the terms of the agreement of approximately $12.5 million and $32.1 million, respectively, which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Additional deposits will be paid to us in accordance with the agreement. Based on the current exchange rate, gross proceeds, including deposits, from the sale are expected to be approximately $250.0 million and we expect the transaction to close in 2020 following receipt of government approvals and satisfaction of closing conditions. As of June 30, 2018, we continue to classify the carrying cost of the building within property, plant and equipment and record depreciation expense. The carrying cost of the land use rights are classified in other noncurrent assets and we continue to record amortization expense. The combined carrying cost of the building and land use rights is not significant.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2017
Goodwill	$2,759.8	$519.5	$3,279.3
Accumulated impairment losses	(2,436.7)	(254.1)	(2,690.8)
Total	323.1	265.4	588.5
Foreign exchange	(1.9)	—	(1.9)
Transfer to current assets held for sale	(32.4)	—	(32.4)

Net book value as of June 30, 2018
Goodwill	2,627.6	519.5	3,147.1
Accumulated impairment losses	(2,338.8)	(254.1)	(2,592.9)
Total	$288.8	$265.4	$554.2

The components of other intangible assets at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$523.8	$(416.7)	$107.1	$534.1	$(412.4)	$121.7
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	25.8	(25.0)	0.8	26.2	(25.2)	1.0
Trade names	36.6	(17.3)	19.3	36.8	(16.2)	20.6
Total other intangible assets	$588.2	$(461.0)	$127.2	$599.1	$(455.8)	$143.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Amortization expense for other intangible assets was $6.9 million and $13.9 million for the three and six months ended June 30, 2018, respectively. Amortization expense for other intangible assets was $7.0 million and $14.5 million for the three and six months ended June 30, 2017, respectively.

See Note 16, Subsequent Event, for further discussion of the goodwill and other intangible assets included in current assets held for sale presented in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of June 30, 2018.

6. Restructuring and Other

For the three months ended June 30, 2018 and 2017, we recorded the following net restructuring and other expenses:

	Three Months Ended
	June 30, 2018
	Employee	Other Restructuring	Total Restructuring		Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Charges	Total
Business Services	$4.3	$1.1	$5.4	$0.2	$0.5	$6.1
Marketing Solutions	0.7	—	0.7	1.2	0.1	2.0
Corporate	0.2	2.7	2.9	—	—	2.9
Total	$5.2	$3.8	$9.0	$1.4	$0.6	$11.0

	Three Months Ended
	June 30, 2017
	Employee	Other Restructuring	Total Restructuring		Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Charges	Total
Business Services	$1.6	$1.1	$2.7	$(0.3)	$0.5	$2.9
Marketing Solutions	0.1	(0.1)	—	—	0.1	0.1
Corporate	0.7	0.1	0.8	—	—	0.8
Total	$2.4	$1.1	$3.5	$(0.3)	$0.6	$3.8

For the six months ended June 30, 2018 and 2017, we recorded the following net restructuring and other expenses:

	Six Months Ended
	June 30, 2018
	Employee	Other Restructuring	Total Restructuring		Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Charges	Total
Business Services	$6.1	$2.1	$8.2	$(4.7)	$1.0	$4.5
Marketing Solutions	1.8	—	1.8	1.5	0.2	3.5
Corporate	0.5	3.3	3.8	—	—	3.8
Total	$8.4	$5.4	$13.8	$(3.2)	$1.2	$11.8

	Six Months Ended
	June 30, 2017
	Employee	Other Restructuring	Total Restructuring		Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Charges	Total
Business Services	$5.4	$2.2	$7.6	$(0.3)	$1.0	$8.3
Marketing Solutions	1.2	0.3	1.5	0.5	0.2	2.2
Corporate	2.2	0.2	2.4	—	—	2.4
Total	$8.8	$2.7	$11.5	$0.2	$1.2	$12.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and Other

For the three and six months ended June 30, 2018, we recorded net restructuring charges of $5.2 million and $8.4 million, respectively, for employee termination costs. These charges primarily relate to the reorganization of selling, general and administrative functions across each segment and two announced facility closures in the Business Services segment. We also incurred lease termination and other restructuring charges of $3.8 million and $5.4 million, respectively, for the three and six months ended June 30, 2018. Additionally, we recorded a $4.9 million net gain on the sale of previously impaired assets in the Business Services segment for the six months ended June 30, 2018. These assets were previously impaired in 2015. We also recorded impairment charges related to facility closures of $1.7 million for the six months ended June 30, 2018.

For the three and six months ended June 30, 2017, we recorded net restructuring charges of $2.4 million and $8.8 million, respectively, for employee termination costs. These charges primarily related to ceasing our relationship in a joint venture within the Business Services segment, the reorganization of certain selling, general and administrative functions across all segments and one facility closure in the Marketing Solutions segment. We also incurred lease termination and other restructuring charges of $1.1 million and $2.7 million, respectively, for the three and six months ended June 30, 2017. For the three months ended June 30, 2017, we recorded $0.3 million related to a net gain on the sale of previously impaired equipment. For the six months ended June 30, 2017, we recorded net impairment charges of $0.5 million primarily related to equipment associated with the facility closure in the Marketing Solutions segment.

Multi-Employer Pension Plan (MEPP) Charges

For the three and six months ended June 30, 2018 and 2017, we recorded charges of $0.6 million and $1.2 million for MEPP withdrawal obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with our decision to withdraw from all multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $5.1 million and $30.3 million, respectively, as of June 30, 2018.

Restructuring Reserve

Restructuring reserves as of December 31, 2017 and June 30, 2018, and changes during the six months ended June 30, 2018, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	June 30,
	2017	Charges	Other	Paid	2018
Employee terminations	$9.6	$8.4	$(0.4)	$(8.7)	$8.9
MEPP withdrawal obligations related to facility closures	11.0	0.3	—	(0.7)	10.6
Lease terminations and other	2.9	5.1	—	(4.6)	3.4
Total	$23.5	$13.8	$(0.4)	$(14.0)	$22.9

The current portion of restructuring reserves of $11.0 million at June 30, 2018 was included in accrued liabilities and other, while the long-term portion of $11.9 million, primarily related to MEPP withdrawal obligations related to facility closures, employee terminations in litigation and lease termination costs, was included in other noncurrent liabilities at June 30, 2018.

We anticipate that payments associated with the employee terminations reflected in the above table will be substantially completed by June 2019, excluding employee terminations in litigation.

Payments on all of our MEPP withdrawal obligations are scheduled to be substantially completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to MEPP withdrawals.

The restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2020. Market conditions and our ability to sublease these properties could affect the ultimate charges related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in our financial statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

7. Retirement Plans

Components of net pension and other postretirement benefits plan (“OPEB”) income for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Pension expense (income):
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	7.9	7.9	15.7	15.7
Expected return on plan assets	(12.6)	(12.6)	(25.2)	(24.9)
Amortization, net	1.9	1.8	3.9	3.5
Settlements	1.0	—	1.3	—
Net pension income	$(1.6)	$(2.7)	$(3.9)	$(5.3)

OPEB expense (income):
Service cost	$0.4	$0.3	$0.8	$0.6
Interest cost	2.6	2.8	5.2	5.6
Expected return on plan assets	(3.5)	(3.3)	(7.0)	(6.7)
Amortization, net	(0.7)	(0.8)	(1.4)	(1.5)
Net other postretirement benefit income	$(1.2)	$(1.0)	$(2.4)	$(2.0)

During the six months ended June 30, 2018, we contributed $10.2 million to our retirement plans.

We adopted ASU No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, with retrospective adoption, during the first quarter of 2018. In accordance with Topic 715, benefit service cost is recorded in cost of sales and selling, general and administrative expenses. The other components, which include interest cost, expected return on plan assets, net amortization and settlements, are recorded in Investment and other income-net within the Condensed Consolidated Statements of Operations. Previously, all pension and postretirement benefits expense (income) was recorded in cost of sales and selling, general and administrative expenses. See Note 17, New Accounting Pronouncements, for further discussion and impact of adoption.

8. Share-Based Compensation

Share-based compensation expense totaled $3.0 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and $4.2 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively.

In March 2018, we awarded our annual share-based compensation grants, which consisted of 683,076 restricted stock units with a grant date fair value of $6.10 per unit and 683,076 performance share units also with a grant date fair value of $6.10 per unit. The restricted stock units are subject to a three year graded vesting period and the performance share units are subject to a 34 month cliff vesting period. Dividends are not paid on restricted stock units.

In addition, during the six months ended June 30, 2018, we granted 813,361 cash-settled stock units (“phantom stock units”). Our share price on the date of grant was $7.31. The phantom stock units vest and are payable in three equal installments over a period of three years after the grant date. Phantom stock units are not shares of our common stock and therefore the recipients of these awards do not receive ownership interest in the Company or stockholder voting rights. Phantom stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. All phantom stock unit awards are classified as liability awards due to their expected settlement in cash, and are included in accrued liabilities in the Condensed Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair value of the awards at the end of each reporting period. Dividends are not paid on phantom stock units.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

9. Equity

Our equity as of December 31, 2017 and June 30, 2018, and changes during the six months ended June 30, 2018, were as follows:

	RRD
	Stockholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2017	$(217.6)	$14.7	$(202.9)
Cumulative impact of adopting Topic 606, net of tax	12.9	—	12.9
Net (loss) income	(22.6)	0.7	(21.9)
Other comprehensive loss	(18.3)	(0.1)	(18.4)
Share-based compensation	4.2	—	4.2
Issuance of share-based awards, net of withholdings and other	(0.8)	—	(0.8)
Cash dividends paid	(19.6)	—	(19.6)
Distributions to noncontrolling interests	—	(1.0)	(1.0)
Balance at June 30, 2018	$(261.8)	$14.3	$(247.5)

10. Earnings per Share

Basic earnings per share is calculated by dividing net earnings attributable to RRD common stockholders by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units and performance share units. Performance share units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Additionally, stock options are considered anti-dilutive when the exercise price exceeds the average market value of our stock price during the applicable period. In periods when we are in a net loss, share-based awards are excluded from the calculation of earnings per share as their inclusion would have an anti-dilutive effect.

During the six months ended June 30, 2018 and 2017, no shares of common stock were purchased by us; however, shares were withheld for tax liabilities upon the vesting of equity awards.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (loss) income per share attributable to RRD common stockholders:
Basic	$(0.18)	$1.09	$(0.32)	$0.38
Diluted	$(0.18)	$1.09	$(0.32)	$0.38

Numerator:
Net (loss) income attributable to RRD common stockholders	$(13.0)	$76.5	$(22.6)	$26.4

Denominator:
Basic weighted average number of common shares outstanding	70.6	70.1	70.5	70.1
Dilutive options and awards	—	0.1	—	0.2
Diluted weighted average number of common shares outstanding	70.6	70.2	70.5	70.3

Weighted average number of anti-dilutive share-based awards:
Stock options	0.8	0.9	0.9	1.1
Restricted stock units	0.8	1.1	0.9	0.3
Total	1.6	2.0	1.8	1.4

Dividends declared per common share	$0.14	$0.14	$0.28	$0.28

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

11. Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income and income tax expense (benefit) allocated to each component for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$(41.6)	$—	$(41.6)	$(22.7)	$—	$(22.7)
Adjustment for net periodic pension and other postretirement benefits plan cost	2.2	0.5	1.7	5.8	1.5	4.3
Other comprehensive loss	$(39.4)	$0.5	$(39.9)	$(16.9)	$1.5	$(18.4)

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$20.1	$—	$20.1	$29.1	$—	$29.1
Adjustment for net periodic pension and other postretirement benefits plan cost	1.0	0.3	0.7	2.0	0.6	1.4
Adjustments for available-for-sale securities	(85.2)	—	(85.2)	(120.5)	(3.0)	(117.5)
Other comprehensive loss	$(64.1)	$0.3	$(64.4)	$(89.4)	$(2.4)	$(87.0)

Accumulated other comprehensive loss by component as of December 31, 2017 and June 30, 2018, and changes during the six months ended June 30, 2018, were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(144.6)	$40.9	$(103.7)
Other comprehensive income (loss) before reclassifications	1.2	(22.6)	(21.4)
Amounts reclassified from accumulated other comprehensive loss	3.1	—	3.1
Net change in accumulated other comprehensive loss	4.3	(22.6)	(18.3)
Balance at June 30, 2018	$(140.3)	$18.3	$(122.0)

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Classification in the Condensed
	2018	2017	2018	2017	Consolidated Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$1.9	$1.8	$3.9	$3.5	Investment and other income-net
Net prior service credit	(0.7)	(0.8)	(1.4)	(1.5)	Investment and other income-net
Settlements	1.0	—	1.3	—	Investment and other income-net
Reclassifications before tax	2.2	1.0	3.8	2.0
Income tax benefit	0.3	0.3	0.7	0.6
Reclassification, net of tax	$1.9	$0.7	$3.1	$1.4

Available-for-sale securities:
Net realized gain on equity securities, before tax	$—	$(97.6)	$—	$(51.0)	Investment and other income-net
Income tax benefit	—	—	—	18.0
Reclassification, net of tax	—	(97.6)	—	(69.0)
Total reclassifications, net of tax	$1.9	$(96.9)	$3.1	$(67.6)

12. Segment Information

During the first quarter of 2018, we realigned our reportable segments to reflect changes in our global operating structure and the manner in which the chief operating decision maker assesses information for decision-making purposes. All prior year amounts have been reclassified to conform to our current reporting structure.

Our segments and their product and service offerings are summarized below:

Business Services

Business Services provides customized solutions at scale to help clients inform, service and transact with their customers. The segment’s primary product and service offerings include commercial print, logistics, statement printing, labels, packaging, supply chain management, forms and business process outsourcing. This segment also includes all of our operations in Asia, Europe, Canada and Latin America.

Marketing Solutions

Marketing Solutions leverages an integrated portfolio of data analytics, creative services and multichannel execution to deliver comprehensive, end-to-end solutions. The segment’s primary product and service offerings include direct mail, in-store marketing, digital print, kitting, fulfillment, digital and creative solutions and list services.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and last-in-first-out inventory provisions. In addition, certain costs and earnings of employee benefit plans, such as pension and OPEB expense (income) and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages our cash pooling structures, which enables participating international locations to draw on our international cash resources to meet local liquidity needs.

Information by Segment

We have disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by our chief operating decision-maker and is most consistent with the presentation of profitability reported within the Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended
	June 30, 2018
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	June 30, 2018
Business Services	$1,434.2	$(25.2)	$1,409.0	$38.3	$33.2	$20.3	$2,754.4
Marketing Solutions	282.6	(12.1)	270.5	8.6	11.7	2.4	650.4
Total operating segments	1,716.8	(37.3)	1,679.5	46.9	44.9	22.7	3,404.8
Corporate	—	—	—	(21.4)	1.2	3.8	249.0
Total operations	$1,716.8	$(37.3)	$1,679.5	$25.5	$46.1	$26.5	$3,653.8

	Three Months Ended
	June 30, 2017
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2017
Business Services	$1,376.3	$(27.6)	$1,348.7	$43.1	$34.9	$19.5	$2,989.5
Marketing Solutions	280.0	(8.7)	271.3	7.4	11.7	5.1	717.0
Total operating segments	1,656.3	(36.3)	1,620.0	50.5	46.6	24.6	3,706.5
Corporate	—	—	—	(16.1)	0.9	3.5	198.0
Total operations	$1,656.3	$(36.3)	$1,620.0	$34.4	$47.5	$28.1	$3,904.5

	Six Months Ended
	June 30, 2018
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$2,879.7	$(54.6)	$2,825.1	$78.1	$67.2	$37.0
Marketing Solutions	580.6	(18.4)	562.2	20.9	23.6	5.4
Total operating segments	3,460.3	(73.0)	3,387.3	99.0	90.8	42.4
Corporate	—	—	—	(41.3)	2.5	5.6
Total operations	$3,460.3	$(73.0)	$3,387.3	$57.7	$93.3	$48.0

	Six Months Ended
	June 30, 2017
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$2,786.1	$(61.0)	$2,725.1	$101.8	$70.0	$34.4
Marketing Solutions	570.9	(17.1)	553.8	12.3	23.9	9.7
Total operating segments	3,357.0	(78.1)	3,278.9	114.1	93.9	44.1
Corporate	—	—	—	(36.4)	2.2	10.1
Total operations	$3,357.0	$(78.1)	$3,278.9	$77.7	$96.1	$54.2

Restructuring and other expenses by segment are described in Note 6, Restructuring and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

13. Commitments and Contingencies

We are subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. We have been designated as a potentially responsible party or have received claims in two active federal and state Superfund and other multiparty remediation sites. In addition to these sites, we may also have the obligation to remediate six other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay an amount in excess of our proportionate share of the remediation costs.

Our understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of our estimated liability. We believe that our recorded reserves, recorded in accrued liabilities and other noncurrent liabilities, are adequate to cover our share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. However, in our opinion, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on our consolidated results of operations, financial position or cash flows.

From time to time, our clients and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by us from these parties could be considered preference items and subject to return. In addition, we may be party to certain litigation arising in the ordinary course of business. We believe that the final resolution of these preference items and litigation will not have a material effect on our consolidated results of operations, financial position or cash flows.

14. Debt

Debt at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Borrowings under the Credit Agreement	$322.0	$216.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
7.625% senior notes due June 15, 2020	238.4	238.4
7.875% senior notes due March 15, 2021	447.3	447.2
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	140.0	140.0
6.50% senior notes due November 15, 2023	290.6	290.6
6.00% senior notes due April 1, 2024	298.3	298.3
6.625% debentures due April 15, 2029	157.9	157.9
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	49.1	10.8
Unamortized debt issuance costs	(10.3)	(11.6)
Total debt	2,255.4	2,109.7
Less: current portion	(221.3)	(10.8)
Long-term debt	$2,034.1	$2,098.9
(a)	As of June 30, 2018 and December 31, 2017, the interest rate on the 11.25% senior notes due February 1, 2019 was 13.25%, the maximum rate on these notes, as a result of previous ratings downgrades.
(b)	Includes other miscellaneous debt obligations, primarily at foreign subsidiaries, and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to us for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt was greater than its book value by approximately $14.1 million and $18.8 million at June 30, 2018 and December 31, 2017, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

On September 29, 2017, we entered into an asset-based revolving credit facility (the “Credit Agreement”) which amended and restated our prior $800.0 million senior secured revolving credit facility dated September 30, 2016. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $800.0 million subject to a borrowing base. The amount available to be borrowed under the Credit Agreement is equal to the lesser of (a) $800.0 million and (b) the aggregate amount of accounts receivable, inventory, machinery and equipment and fee-owned real estate of ours and certain of our domestic subsidiaries (the “Guarantors”) (collectively, the “Borrowing Base”), subject to certain eligibility criteria and advance rates. The aggregate amount of real estate, machinery and equipment that can be included in the Borrowing Base cannot exceed $200.0 million.

Our obligations under the Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in certain assets of ours and our domestic subsidiaries, including accounts receivable, inventory, deposit accounts, securities accounts, investment property, machinery, equipment and, to the extent related to the foregoing, general intangibles, documents and instruments, as well as 65% of the equity interests of our first-tier foreign subsidiaries.

The Credit Agreement contains customary restrictive covenants, including a covenant which requires us to maintain a minimum fixed charge coverage ratio under certain circumstances. In addition, our ability to undertake certain actions, including, among other things, prepay certain junior debt, incur additional unsecured indebtedness and make certain restricted payments depends on satisfaction of certain conditions, including, among other things, meeting minimum availability thresholds under the Credit Agreement. The Credit Agreement generally allows annual dividend payments of up to $60.0 million in aggregate, though additional dividends may be allowed subject to certain conditions.

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

Based on our borrowing base as of June 30, 2018 and existing borrowings, we had approximately $351.8 million borrowing capacity available under the Credit Agreement.

The weighted average interest rate on borrowings under our current and prior credit facilities was 3.4% and 3.8% during the six months ended June 30, 2018 and 2017, respectively.

Interest paid, net of interest capitalized, was $43.7 million and $81.8 million for the three and six months ended June 30, 2018, respectively, and $56.2 million and $94.5 million for the three and six months ended June 30, 2017, respectively.

Interest income was $0.7 million and $1.2 million for the three and six months ended June 30, 2018, respectively, and $0.6 million and $1.5 million for the three and six months ended June 30, 2017, respectively.

15. Derivatives

All derivatives are recorded as other current or noncurrent assets or other current or noncurrent liabilities in the Condensed Consolidated Balance Sheets at their respective fair values. Unrealized gains and losses related to derivatives are recorded in the Condensed Consolidated Statements of Operations, or in other comprehensive income (loss), net of applicable income taxes, depending on the purpose for which the derivative is held. At the inception of a hedge transaction, we formally document the hedge relationship and the risk management objective for undertaking the hedge. In addition, we assess both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is also recognized in the Condensed Consolidated Statements of Operations.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of our various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, we are exposed to currency risk. Periodically, we use foreign exchange spot and forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at June 30, 2018 and December 31, 2017 was $134.2 million and $215.9 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

The total fair value of our foreign currency contracts, which were the only derivatives not designated as hedges, included in prepaid expenses and other current assets at June 30, 2018 and December 31, 2017, was $2.3 million and $2.2 million, respectively. In addition, there was $4.0 million of these derivatives included in accrued liabilities at June 30, 2018.

16. Subsequent Event

On May 2, 2018, we announced that we had entered into a definitive agreement to sell certain assets and liabilities of our Print Logistics business. Subsequently, on July 2, 2018, we completed the sale for $60.0 million cash, subject to working capital adjustments. We expect to report an insignificant gain in the third quarter of 2018 and expect no income taxes due as a result of the utilization of capital loss carryforwards. Proceeds from the sale were used to reduce borrowings outstanding on our credit facility.

Assets and liabilities of the Print Logistics business held for sale as of June 30, 2018 were as follows:

June 30, 2018
Cash and cash equivalents	$5.2
Accounts receivable	35.3
Prepaid expenses and other current assets	1.7
Goodwill (1)	32.4
Other noncurrent assets (2)	5.9
Current assets held for sale	80.5

Accounts payable	$29.3
Accrued liabilities	6.5
Other noncurrent liabilities	0.7
Current liabilities held for sale	36.5

(1)	Includes $100.9 million of goodwill, offset by $68.5 million of accumulated goodwill impairment losses.
(2)	Includes net property, plant and equipment, net other intangible assets and other noncurrent assets.

Current assets and liabilities held for sale are recorded in Prepaid expenses and other current assets and Accrued liabilities and other, respectively, on the Condensed Consolidated Balance Sheet as of June 30, 2018.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

17. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changed the presentation of net periodic pension and postretirement benefit cost (net benefit cost) within the Statement of Operations. Under the previous guidance, net benefit cost was reported as an employee cost within income from operations. The amendment required the bifurcation of net benefit cost, with the service cost component presented with other employee compensation costs in income from operations while the other components are presented separately outside of income from operations. We retrospectively adopted this guidance as of January 1, 2018. See Note 7, Employee Benefits, for further discussion.

The impact of adoption was a $1.1 million increase in cost of sales, $3.1 million increase in selling, general and administrative expenses and $4.2 million increase in investment and other income-net for the three months ended June 30, 2017 to the amounts previously reported. The impact of adoption for the six months ended June 30, 2017 was a $2.1 million increase in cost of sales, $6.2 million increase in selling, general and administrative expenses and $8.3 million increase in investment and other income-net to the amounts previously reported.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which outlined a single comprehensive model for entities to use in accounting for revenue using a five-step process that superseded virtually all existing revenue guidance. ASU 2014-09 also required additional quantitative and qualitative disclosures. During 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which clarified the revenue recognition implementation guidance on principal versus agent considerations, identifying performance obligations, determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access the entity's intellectual property, assessing the collectability criteria, presentation of sales and similar taxes, noncash consideration and various other items. The standard allowed the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. We adopted the guidance as of January 1, 2018 using the modified retrospective approach. See Note 2, Revenue Recognition, for further discussion.

In accordance with Topic 606, the impact of adoption as compared to the prior guidance on our Condensed Consolidated Statements of Operations was an increase of $0.7 million in total net sales and a decrease of $0.3 million in total gross profit for the three months ended June 30, 2018. The impact of adoption as compared to the prior guidance for the six months ended June 30, 2018 was increases of $5.9 million in total net sales and $0.9 million in total gross profit. Additionally, the impact of adoption as compared to the prior guidance was a decrease of $68.7 million in inventories, decrease of $80.9 million in accrued liabilities and increase of $13.6 million in stockholders' equity at June 30, 2018. No other financial statement line item was materially impacted.

Accounting Pronouncements Issued and Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Act. The standard also requires entities to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income. The standard allows the option of applying either a retrospective adoption, meaning the standard is applied to all periods in which the effect of the Tax Act is recognized, or applying the amendments in the period of adoption, meaning an adjustment is made to stockholders’ equity as of the beginning of the reporting period. ASU 2018-02 will be effective in the first quarter of 2019; however, early adoption is permitted for interim and annual periods, including the reporting period in which the Tax Act was enacted. Although we continue to evaluate the impact of ASU 2018-02 on the Condensed Consolidated Financial Statements, we currently expect to decrease accumulated deficit and increase accumulated other comprehensive loss by approximately $22.0 million when the standard is adopted.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions in the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. We have not yet completed our assessment and therefore have not yet elected an accounting policy.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” which requires lessees to record most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarified the application of the leases standard. The amendments in ASU 2018-10 address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. Topic 842 requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted; however, we plan to adopt the standard in the first quarter of 2019. We are currently evaluating the impact of ASU 2016-02 on the Condensed Consolidated Financial Statements.

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

Segment Descriptions

During the first quarter of 2018, we realigned our reportable segments to reflect changes in our global operating structure and the manner in which the chief operating decision maker assesses information for decision-making purposes. All prior year amounts have been reclassified to conform to our current reporting structure.

Our segments and their product and service offerings are summarized below:

Business Services

Business Services provides customized solutions at scale to help clients inform, service and transact with their customers. The segment’s primary product and service offerings include commercial print, logistics, statement printing, labels, packaging, supply chain management, forms and business process outsourcing. This segment also includes all of our operations in Asia, Europe, Canada and Latin America.

Marketing Solutions

Marketing Solutions leverages an integrated portfolio of data analytics, creative services and multichannel execution to deliver comprehensive, end-to-end solutions. The segment’s primary product and service offerings include direct mail, in-store marketing, digital print, kitting, fulfillment, digital and creative solutions and list services.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and last-in-first-out inventory reserve adjustments. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefits plan (“OPEB”) expense (income) and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages our cash pooling structures, which enables participating international locations to draw on our international cash resources to meet local liquidity needs.

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

Executive Overview

Second Quarter Overview

Net sales increased by $59.5 million, or 3.7%, for the three months ended June 30, 2018 compared to the same period in 2017. The second quarter of 2018 included a $16.6 million increase due to changes in foreign exchange rates, which accounted for 1.0 percentage points of the increase in net sales. The remaining increase in net sales was due to higher volume and fuel surcharges in the Business Services segment, partially offset by price pressure in the Business Services segment.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the three months ended June 30, 2018, we realized cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, as well as facility consolidations.

Net cash used in operating activities for the six months ended June 30, 2018 was $128.0 million as compared to $40.9 million for the six months ended June 30, 2017. The decrease in net cash flow from operating activities related primarily to net unfavorable changes in working capital and higher cash taxes.

On July 2, 2018, we sold certain assets and liabilities of our Print Logistics business for $60.0 million cash, subject to working capital adjustments. Proceeds from the sale were used to reduce borrowings outstanding on our credit facility. See Note 16, Subsequent Event, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Financial Review

In the financial review that follows, we discuss our consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

The following table shows the results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Products net sales	$1,265.2	$1,237.4	$27.8	2.2%
Services net sales	414.3	382.6	31.7	8.3%
Total net sales	1,679.5	1,620.0	59.5	3.7%
Products cost of sales (exclusive of depreciation and amortization)	1,039.0	995.6	43.4	4.4%
Services cost of sales (exclusive of depreciation and amortization)	349.9	322.4	27.5	8.5%
Total cost of sales	1,388.9	1,318.0	70.9	5.4%
Products gross profit	226.2	241.8	(15.6)	(6.5%)
Services gross profit	64.4	60.2	4.2	7.0%
Total gross profit	290.6	302.0	(11.4)	(3.8%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	208.0	216.3	(8.3)	(3.8%)
Restructuring and other-net	11.0	3.8	7.2	189.5%
Depreciation and amortization	46.1	47.5	(1.4)	(2.9%)
Income from operations	$25.5	$34.4	$(8.9)	(25.9%)

Consolidated

Net sales of products for the three months ended June 30, 2018 increased $27.8 million, or 2.2%, to $1,265.2 million versus the same period in 2017. The second quarter of 2018 included a $15.1 million, or 1.2%, increase due to changes in foreign exchange rates. Net sales of products also increased due to higher volume in packaging and direct mail, partially offset by lower volume in commercial print due to ongoing secular pressure and lower specialty card sales, as well as price pressure.

Net sales from services for the three months ended June 30, 2018 increased $31.7 million, or 8.3%, to $414.3 million versus the same period in 2017, including a $1.5 million, or 0.4%, increase due to changes in foreign exchange rates. Net sales from services increased primarily due to higher volume and increased fuel surcharges in logistics, as well as higher volume in business process outsourcing, partially offset by lower volume in digital and creative solutions and price pressure.

Products cost of sales for the three months ended June 30, 2018 increased $43.4 million, or 4.4%, to $1,039.0 million versus the same period in 2017. Products cost of sales increased primarily due to the unfavorable impact from changes in foreign exchange rates, higher volume in packaging and cost inflation, including higher paper costs in Asia, partially offset by lower volume in commercial print, along with cost control initiatives across the organization. As a percentage of net sales, products cost of sales increased 1.6 percentage points for the three months ended June 30, 2018 versus the same period in 2017.

Services cost of sales increased $27.5 million, or 8.5%, for the three months ended June 30, 2018 versus the same period in 2017, primarily due to higher volume in logistics and business process outsourcing, as well as higher costs of transportation in logistics, partially offset by cost control initiatives. As a percentage of net sales, services cost of sales increased 0.2 percentage points for the three months ended June 30, 2018 versus the same period in 2017.

Products gross profit decreased $15.6 million to $226.2 million for the three months ended June 30, 2018 versus the same period in 2017, primarily due to price pressures on sales, the unfavorable impact from changes in foreign exchange rates, cost inflation and an unfavorable mix in commercial print, partially offset by cost control initiatives. Products gross margin decreased from 19.5% to 17.9%.

Services gross profit increased $4.2 million to $64.4 million for the three months ended June 30, 2018 versus the same period in 2017, primarily due to increased fuel surcharges in logistics, partially offset by higher costs of transportation in logistics and price pressures. Services gross margin decreased from 15.7% to 15.5%.

Selling, general and administrative expenses decreased $8.3 million to $208.0 million for the three months ended June 30, 2018 versus the same period in 2017 reflecting cost control initiatives, partially offset by higher commissions, healthcare costs, performance-based compensation expense and legal expense. As a percentage of net sales, selling, general and administrative expenses decreased from 13.4% to 12.4% for the three months ended June 30, 2018 versus the same period in 2017.

For the three months ended June 30, 2018, net restructuring and other expenses of $11.0 million increased $7.2 million versus the same period in 2017. These expenses included $5.2 million for employee termination costs and $3.8 million for lease termination and other restructuring charges for the three months ended June 30, 2018. We also recorded $0.6 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. The remainder is primarily related to impairment charges. See Note 6, Restructuring and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $1.4 million to $46.1 million for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $6.9 million and $7.0 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the three months ended June 30, 2018 and 2017, respectively.

Income from operations for the three months ended June 30, 2018 was $25.5 million, a decrease of $8.9 million, or 25.9%, compared to the three months ended June 30, 2017.

	Three Months Ended
	June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$42.0	$45.5	$(3.5)	(7.7%)
Investment and other income-net	(3.6)	(97.3)	(93.7)	96.3%
Loss on debt extinguishments	—	13.6	(13.6)	nm

Net interest expense decreased by $3.5 million for the three months ended June 30, 2018 versus the same period in 2017, primarily due to lower average borrowings and lower average interest rates during three months ended June 30, 2018.

Net investment and other income for the three months ended June 30, 2018 was $3.6 million and principally comprised of net pension and OPEB income. Net investment and other income for the three months ended June 30, 2017 was $97.3 million and included a non-cash net realized gain of $92.4 million on the retained shares of Donnelley Financial exchanged for certain of our senior notes outstanding and net pension and OPEB income.

Loss on debt extinguishments for the three months ended June 30, 2017 was $13.6 million which related to premiums paid in connection with the tenders, unamortized debt issuance costs and other expenses associated with the debt-for-equity exchange of senior notes and the repurchase of debentures and senior notes in June 2017. See Note 1, Basis of Presentation, within the Notes to the Condensed Consolidated Financial Statements for further discussion on the debt-for-equity exchange.

	Three Months Ended
	June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
(Loss) earnings before income taxes	$(12.9)	$72.6	$(85.5)	nm
Income tax benefit	(0.3)	(4.1)	(3.8)	92.7%
Effective income tax rate	2.3%	(5.6%)

The effective income tax rate for the three months ended June 30, 2018 was 2.3% and is primarily driven by the inability to recognize a tax benefit on certain losses. The effective income tax rate for the three months ended June 30, 2017 was (5.6%) and reflects the impact of the non-taxable gain on the disposition of the Donnelley Financial retained shares.

Income attributable to noncontrolling interests was $0.4 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively.

Net loss attributable to RRD common stockholders, excluding the impact from non-controlling interests, for the three months ended June 30, 2018 was $13.0 million, or $0.18 per diluted share, compared to net income attributable to RRD common stockholders of $76.5 million, or $1.09 per diluted share, for the three months ended June 30, 2017.

Information by Segment

Business Services

	Three Months Ended
	June 30,
	2018	2017
	(in millions, except percentages)
Net sales	$1,409.0	$1,348.7
Income from operations	38.3	43.1
Operating margin	2.7%	3.2%
Restructuring and other-net	6.1	2.9

Net sales for the Business Services segment for the three months ended June 30, 2018 were $1,409.0 million, an increase of $60.3 million, or 4.5%, compared to 2017. The second quarter of 2018 included a $16.6 million increase due to changes in foreign exchange rates. The remaining increase in net sales was due to higher volume in packaging and logistics as well as increased fuel surcharges in logistics, partially offset by lower volume in commercial print due to ongoing secular pressure, lower specialty card sales and price pressures across the segment. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	June 30,
Products and Services	2018	2017	$ Change	% Change
	(in millions, except percentages)
Commercial print	$462.7	$486.2	$(23.5)	(4.8%)
Logistics	324.0	294.1	29.9	10.2%
Packaging	152.9	117.9	35.0	29.7%
Statements	143.1	140.0	3.1	2.2%
Labels	119.2	112.1	7.1	6.3%
Supply chain management	80.9	73.8	7.1	9.6%
Forms	64.8	71.8	(7.0)	(9.7%)
Business process outsourcing	61.4	52.8	8.6	16.3%
Total Business Services	$1,409.0	$1,348.7	$60.3	4.5%

Business Services segment income from operations decreased $4.8 million for the three months ended June 30, 2018, primarily due to the unfavorable impact from changes in foreign exchange rates, price pressures, an unfavorable mix in sales and cost inflation, partially offset by cost control initiatives and increased fuel surcharges.

Marketing Solutions

	Three Months Ended
	June 30,
	2018	2017
	(in millions, except percentages)
Net sales	$270.5	$271.3
Income from operations	8.6	7.4
Operating margin	3.2%	2.7%
Restructuring and other-net	2.0	0.1

Net sales for the Marketing Solutions segment for the three months ended June 30, 2018 were $270.5 million, a decrease of $0.8 million, or 0.3%, compared to 2017. Net sales decreased primarily due to lower volume in digital print and fulfillment and digital and creative solutions as we shift away from traditional pre-media services for non-core market segments, partially offset by higher volume in direct mail. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Three Months Ended
	June 30,
Products and Services	2018	2017	$ Change	% Change
	(in millions, except percentages)
Direct mail	$134.5	$121.6	$12.9	10.6%
Digital print and fulfillment	108.3	115.5	(7.2)	(6.2%)
Digital and creative solutions	27.7	34.2	(6.5)	(19.0%)
Total Marketing Solutions	$270.5	$271.3	$(0.8)	(0.3%)

Marketing Solutions segment income from operations increased $1.2 million to $8.6 million for the three months ended June 30, 2018, primarily due to cost control initiatives, partially offset by lower volume in digital and creative solutions and higher restructuring and impairment charges.

Corporate

Corporate operating expenses during the three months ended June 30, 2018 were $21.4 million, an increase of $5.3 million compared to the same period in 2017. The increase was primarily driven by lower allocation recoveries, higher net restructuring and other charges and higher healthcare costs, partially offset by lower bad debt expense and cost control initiatives. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	June 30,
	2018	2017
	(in millions)
Operating expenses	$21.4	$16.1
Spinoff-related transaction expenses	—	1.2
Restructuring and other-net	2.9	0.8

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

The following table shows the results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Products net sales	$2,551.8	$2,508.9	$42.9	1.7%
Services net sales	835.5	770.0	65.5	8.5%
Total net sales	3,387.3	3,278.9	108.4	3.3%
Products cost of sales (exclusive of depreciation and amortization)	2,090.9	2,003.4	87.5	4.4%
Services cost of sales (exclusive of depreciation and amortization)	711.1	646.7	64.4	10.0%
Total cost of sales	2,802.0	2,650.1	151.9	5.7%
Products gross profit	460.9	505.5	(44.6)	(8.8%)
Services gross profit	124.4	123.3	1.1	0.9%
Total gross profit	585.3	628.8	(43.5)	(6.9%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	422.6	442.1	(19.5)	(4.4%)
Restructuring and other-net	11.8	12.9	(1.1)	(8.5%)
Depreciation and amortization	93.3	96.1	(2.8)	(2.9%)
Other operating income	(0.1)	—	(0.1)	nm
Income from operations	$57.7	$77.7	$(20.0)	(25.7%)

Consolidated

Net sales of products for the six months ended June 30, 2018 increased $42.9 million, or 1.7%, to $2,551.8 million versus the same period in 2017. The six months ended June 30, 2018 included a $38.6 million, or 1.5%, increase due to changes in foreign exchange rates. Net sales of products also increased due to higher volume in packaging and direct mail, partially offset by lower volume in commercial print due to ongoing secular pressure and lower specialty card sales, as well as price pressure.

Net sales from services for the six months ended June 30, 2018 increased $65.5 million, or 8.5%, to $835.5 million versus the same period in 2017, including a $4.2 million, or 0.5%, increase due to changes in foreign exchange rates. Net sales from services increased primarily due to higher volume and increased fuel surcharges in logistics, as well as higher volume in business process outsourcing, partially offset by lower volume in digital and creative solutions and price pressure.

Products cost of sales for the six months ended June 30, 2018 increased $87.5 million, or 4.4%, to $2,090.9 million versus the same period in 2017. Products cost of sales increased primarily due to the unfavorable impact from changes in foreign exchange rates, higher volume in packaging, cost inflation, including higher paper costs in Asia and operational inefficiencies due to volume reductions from two clients, partially offset by lower volume in commercial print, along with cost control initiatives across the organization. As a percentage of net sales, products cost of sales increased 2.0 percentage points for the six months ended June 30, 2018 versus the same period in 2017.

Services cost of sales increased $64.4 million, or 10.0%, for the six months ended June 30, 2018 versus the same period in 2017, primarily due to higher volume in logistics and business process outsourcing, as well as higher costs of transportation in logistics, partially offset by cost control initiatives. As a percentage of net sales, services cost of sales increased 1.1 percentage points for the six months ended June 30, 2018 versus the same period in 2017.

Products gross profit decreased $44.6 million to $460.9 million for the six months ended June 30, 2018 versus the same period in 2017, primarily due to price pressures, the unfavorable impact from changes in foreign exchange rates, cost inflation, including higher paper costs and an unfavorable mix in commercial print, partially offset by cost control initiatives. Products gross margin decreased from 20.1% to 18.1%.

Services gross profit increased $1.1 million to $124.4 million for the six months ended June 30, 2018 versus the same period in 2017, primarily due to increased fuel surcharges in logistics, offset by higher costs of transportation in logistics and price pressures. Services gross margin decreased from 16.0% to 14.9%.

Selling, general and administrative expenses decreased $19.5 million to $422.6 million for the six months ended June 30, 2018 versus the same period in 2017 reflecting cost control initiatives, partially offset by higher bad debt expense in 2018, which included an $8.3 million charge due to a client-related bankruptcy, higher healthcare costs and higher performance-based compensation expense. As a percentage of net sales, selling, general and administrative expenses decreased from 13.5% to 12.5% for the six months ended June 30, 2018 versus the same period in 2017.

For the six months ended June 30, 2018, net restructuring and other expenses of $11.8 million decreased $1.1 million versus the same period in 2017. These expenses included $8.4 million for employee termination costs and $5.4 million for lease termination and other restructuring charges for the six months ended June 30, 2018. We also recorded $1.2 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. The remainder is primarily related to a gain on the sale of previously impaired assets, offset by impairment charges related to facility closures. See Note 6, Restructuring and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $2.8 million to $93.3 million for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $13.9 million and $14.5 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the six months ended June 30, 3018 and 2017, respectively.

Income from operations for the six months ended June 30, 2018 was $57.7 million, a decrease of $20.0 million, or 25.7%, compared to the six months ended June 30, 2017.

	Six Months Ended
	June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$83.7	$93.8	$(10.1)	(10.8%)
Investment and other income-net	(9.2)	(52.7)	(43.5)	82.5%
Loss on debt extinguishments	0.1	13.6	(13.5)	(99.3%)

Net interest expense decreased by $10.1 million for the six months ended June 30, 2018 versus the same period in 2017, primarily due to lower average borrowings and lower average interest rates during six months ended June 30, 2018.

Net investment and other income for the six months ended June 30, 2018 was $9.2 million and principally comprised of net pension and OPEB income. Net investment and other income for the six months ended June 30, 2017 was $52.7 million and included a non-cash net realized gain of $92.4 million on the retained shares of Donnelley Financial exchanged for certain of our senior notes outstanding, a gain of $1.3 million resulting from the sale of certain of our affordable housing investments and net pension and OPEB income, partially offset by a net realized loss of $51.6 million resulting from the sale of our retained shares of LSC.

Loss on debt extinguishments for the three months ended June 30, 2017 was $13.6 million which related to premiums paid in connection with the tenders, unamortized debt issuance costs and other expenses associated with the debt-for-equity exchange of senior notes and the repurchase of debentures and senior notes in June 2017. See Note 1, Basis of Presentation, within the Notes to the Condensed Consolidated Financial Statements for further discussion on the debt-for-equity exchange.

	Six Months Ended
	June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
(Loss) earnings before income taxes	$(16.9)	$23.0	$(39.9)	nm
Income tax expense (benefit)	5.0	(3.9)	(8.9)	nm
Effective income tax rate	(29.6%)	(17.0%)

The effective income tax rate for the six months ended June 30, 2018 was (29.6%) and is primarily driven by the inability to recognize a tax benefit on certain losses. The effective income tax rate for the six months ended June 30, 2017 was (17.0%) and reflects the impact on the net gain on disposition of investments. The Donnelley Financial retained shares were disposed in a non-taxable debt-for-equity exchange. The sale of the LSC retained shares generated a capital loss which will be carried forward; however, it was determined at the time of the sale that the benefit of such deferred tax asset will not be fully realized and a valuation allowance was recorded.

Income attributable to noncontrolling interests was $0.7 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

Net loss attributable to RRD common stockholders, excluding the impact from non-controlling interests, for the six months ended June 30, 2018 was $22.6 million, or $0.32 per diluted share, compared to net income attributable to RRD common stockholders of $26.4 million, or $0.38 per diluted share, for the six months ended June 30, 2017.

Information by Segment

Business Services

	Six Months Ended
	June 30,
	2018	2017
	(in millions, except percentages)
Net sales	$2,825.1	$2,725.1
Income from operations	78.1	101.8
Operating margin	2.8%	3.7%
Restructuring and other-net	4.5	8.3
Other operating income	(0.1)	—

Net sales for the Business Services segment for the six months ended June 30, 2018 were $2,825.1 million, an increase of $100.0 million, or 3.7%, compared to 2017. The six months ended June 30, 2018 included a $42.8 million increase due to changes in foreign exchange rates. The remaining increase in net sales was due to higher volume in packaging and logistics as well as increased fuel surcharges in logistics, partially offset by lower volume in commercial print due to ongoing secular pressure, lower specialty card sales and price pressures across the segment. The following table summarizes net sales by products and services in the Business Services segment:

	Six Months Ended
	June 30,
Products and Services	2018	2017	$ Change	% Change
	(in millions, except percentages)
Commercial print	$924.9	$985.4	$(60.5)	(6.1%)
Logistics	651.2	590.2	61.0	10.3%
Statements	302.9	297.7	5.2	1.7%
Packaging	294.3	226.6	67.7	29.9%
Labels	236.7	225.2	11.5	5.1%
Supply chain management	160.7	149.3	11.4	7.6%
Forms	131.8	144.7	(12.9)	(8.9%)
Business process outsourcing	122.6	106.0	16.6	15.7%
Total Business Services	$2,825.1	$2,725.1	$100.0	3.7%

Business Services segment income from operations decreased $23.7 million for the six months ended June 30, 2018, primarily due to the unfavorable impact from changes in foreign exchange rates, price pressures, an unfavorable mix in sales, higher cost of transportation in logistics, cost inflation, including higher paper costs in our products in Asia and operational inefficiencies due to volume reductions from two clients, partially offset by cost control initiatives and increased fuel surcharges.

Marketing Solutions

	Six Months Ended
	June 30,
	2018	2017
	(in millions, except percentages)
Net sales	$562.2	$553.8
Income from operations	20.9	12.3
Operating margin	3.7%	2.2%
Restructuring and other-net	3.5	2.2

Net sales for the Marketing Solutions segment for the six months ended June 30, 2018 were $562.2 million, an increase of $8.4 million, or 1.5%, compared to 2017. Net sales increased primarily due to higher volume in direct mail, partially offset by lower volume in digital and creative solutions and digital print and fulfillment. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Six Months Ended
	June 30,
Products and Services	2018	2017	$ Change	% Change
	(in millions, except percentages)
Direct mail	$284.1	$255.8	$28.3	11.1%
Digital print and fulfillment	219.1	227.5	(8.4)	(3.7%)
Digital and creative solutions	59.0	70.5	(11.5)	(16.3%)
Total Marketing Solutions	$562.2	$553.8	$8.4	1.5%

Marketing Solutions segment income from operations increased $8.6 million to $20.9 million for the six months ended June 30, 2018, primarily due to cost control initiatives and higher volume in direct mail, partially offset by lower volume in digital and creative solutions.

Corporate

Corporate operating expenses during the six months ended June 30, 2018 were $41.3 million, an increase of $4.9 million compared to the same period in 2017. The increase was primarily driven by higher bad debt expense in 2018 due to a client-related bankruptcy, lower allocation recoveries and higher healthcare costs, offset by cost control initiatives. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Six Months Ended
	June 30,
	2018	2017
	(in millions)
Operating expenses	$41.3	$36.4
Spinoff-related transaction expenses	—	3.3
Restructuring and other-net	3.8	2.4

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have sufficient liquidity to support our ongoing operations and to invest in future growth to create value for our stockholders. Operating cash flows and available capacity under our $800.0 million asset-based senior secured revolving credit facility (the “Credit Agreement”) are our primary sources of liquidity and are expected to be used for, among other things, capital expenditures necessary to support productivity improvement and growth, completion of restructuring programs, acquisitions, payment of interest and principal on our long-term debt obligations, and distributions to stockholders that may be approved by the Board of Directors.

The following describes our cash flows for the six months ended June 30, 2018 and 2017.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $128.0 million for the six months ended June 30, 2018 compared to $40.9 million during the same period in 2017. The increase in net cash used in operating activities related primarily to net unfavorable changes in working capital and higher cash taxes.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $3.1 million compared to net cash provided of $63.5 million during the same period in 2017. Capital expenditures were $48.0 million during the first six months of 2018, a decrease of $6.2 million as compared to the same period of 2017. For the six months ended June 30, 2018, cash provided by investing activities included $32.1 million cash received as a deposit for the expected sale of a facility and cash proceeds from the sale of investments and other assets of $16.0 million. For the six months ended June 30, 2017, cash provided by investing activities included net proceeds of $121.4 million from the sale of our investment in LSC.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $126.3 million compared to net cash used in financing activities of $124.2 million in the same period in 2017. During the six months ended June 30, 2018, we increased our borrowings under credit facilities by $106.0 million compared to $165.0 million during the six months ended June 30, 2017. During the six months ended June 30, 2017, we paid approximately $200.4 million to repurchase certain senior notes and debentures outstanding through borrowings under the Credit Agreement. Dividends paid were $19.6 million during the six months ended June 30, 2018 and 2017. Additionally, during the six months ended June 30, 2017, we paid the final spinoff-related obligations of $78.0 million to LSC and Donnelley Financial as required by the Separation and Distribution agreement.

LIQUIDITY

Cash and cash equivalents of $257.0 million as of June 30, 2018 included $51.1 million in the U.S. and $205.9 million at international locations. We have recognized deferred tax liabilities of $7.3 million as of June 30, 2018 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries, if repatriated to the U.S., may be subject to additional tax which would depend on income tax laws and circumstances at the time of distribution. In addition, repatriation of some foreign cash balances is further restricted by local laws. We regularly evaluate whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about our future operating and liquidity needs of the Company and our foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or our financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents at June 30, 2018 were $36.9 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

In March 2017, we sold the 6,242,802 common shares we retained upon the spinoff of LSC for net proceeds of $121.4 million. The proceeds of this sale were used to repay a portion of the outstanding borrowings under our credit facility. In June 2017, we exchanged 6,143,208 of the 6,242,802 common shares of Donnelley Financial retained upon the spinoff for $111.6 million of aggregate principal of certain outstanding senior notes. In August 2017, we disposed of our remaining retained shares in Donnelley Financial via a second debt-for-equity exchange, pursuant to which we exchanged 99,594 shares of Donnelley Financial’s common stock for $1.9 million of aggregate principal of certain outstanding senior notes. Such debt obligations were cancelled and discharged upon delivery to us.

On September 29, 2017, we entered into the Credit Agreement, an asset-based revolving credit facility which amended and restated our prior $800.0 million senior secured revolving credit facility dated September 30, 2016. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $800.0 million subject to a borrowing base. The amount available to be borrowed under the Credit Agreement is equal to the lesser of (a) $800.0 million and (b) the aggregate amount of accounts receivable, inventory, machinery, equipment and fee-owned real estate of ours and certain of our domestic subsidiaries (the “Guarantors”) (collectively, the “Borrowing Base”), subject to certain eligibility criteria and advance rates. The aggregate amount of real estate, machinery and equipment that can be included in the Borrowing Base cannot exceed $200.0 million.

Our obligations under the Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in certain assets of ours and our domestic subsidiaries, including accounts receivable, inventory, deposit accounts, securities accounts, investment property, machinery and equipment and, to the extent related to the foregoing, general intangibles, documents and instruments, as well as 65% of the equity interests of our first-tier foreign subsidiaries.

The Credit Agreement contains customary restrictive covenants, including a covenant which requires us to maintain a minimum fixed charge coverage ratio under certain circumstances. In addition, our ability to undertake certain actions, including, among other things, prepay certain junior debt, incur additional unsecured indebtedness and make certain restricted payments depends on satisfaction of certain conditions, including, among other things, meeting minimum availability thresholds under the Credit Agreement.

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

There were $322.0 million of borrowings under the Credit Agreement as of June 30, 2018.

The current availability under the Credit Agreement as of June 30, 2018 is shown in the table below:

June 30, 2018
Availability	(in millions)
Credit Agreement	$800.0
Availability reduction due to available borrowing base	97.4
$702.6
Usage
Borrowings under the Credit Agreement	$322.0
Outstanding letters of credit	28.8
$350.8

Current availability at June 30, 2018	$351.8
Cash and cash equivalents	257.0
Total available liquidity (a)	$608.8
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

As of June 30, 2018, we were in compliance with the debt covenants under the Credit Agreement and expect to remain in compliance based on our estimates of operating and financial results for 2018 and the foreseeable future. As of June 30, 2018, we met all the conditions required to borrow under the Credit Agreement and we expect to continue to meet the borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of our committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by eight U.S. financial institutions.

As of June 30, 2018, we had $179.2 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). There were $79.1 million in outstanding letters of credit, bank guarantees and bank acceptance drafts which reduced availability, of which $28.8 million were issued under the Credit Agreement. Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $371.0 million as of June 30, 2018.

Our liquidity may be affected by our credit ratings. During the first quarter of 2018, Moody’s downgraded our long-term corporate credit rating from B1 to B2 and downgraded the senior unsecured debt credit rating from B2 to B3. The outlook remained stable. Our Standard & Poor Rating Services (“S&P”) and Moody’s credit ratings as of June 30, 2018 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	B, Stable	B2, Stable
Senior unsecured debt	B	B3

During the fourth quarter of 2017, we entered into an agreement to sell a building and transfer the related land use rights to a third party for a facility in an international location. During the three months ended December 31, 2017 and six months ended June 30, 2018, we received deposits in accordance with the terms of the agreement of approximately $12.5 million and $32.1 million, respectively, which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Additional deposits will be paid to us in accordance with the agreement. Based on the current exchange rate, gross proceeds, including deposits, from the sale are expected to be approximately $250.0 million and we expect the transaction to close in 2020 following receipt of government approvals and satisfaction of closing conditions. As of June 30, 2018, we continue to classify the carrying cost of the building within property, plant and equipment and record depreciation expense. The carrying cost of the land use rights are classified in other noncurrent assets and we continue to record amortization expense. The combined carrying cost of the building and land use rights is not significant.

Dividends

During the six months ended June 30, 2018, we paid cash dividends of $19.6 million, or $0.14 per share in March 2018 and June 2018. On July 31, 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per common share, payable on September 4, 2018 to stockholders of record on August 15, 2018.

MANAGEMENT OF MARKET RISK

We are exposed to interest rate risk on our variable debt and price risk on our fixed-rate debt. At June 30, 2018, our variable-interest borrowings were $371.0 million. Approximately 83.6% of our outstanding debt was comprised of fixed-rate debt as of June 30, 2018.

We regularly assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2018 and December 31, 2017 by approximately $44.6 million and $48.9 million, respectively.

We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of our various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, we are exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of June 30, 2018 and December 31, 2017, the aggregate notional amount of outstanding foreign currency contracts was approximately $134.2 million and $215.9 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized (losses) gains from these foreign currency contracts were losses of $1.7 million at June 30, 2018 and gains of $2.2 million at December 31, 2017. We do not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on our consolidated financial statements are described in Note 17, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on our beliefs and assumptions. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of ours. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “would,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. The factors identified below are believed to be significant factors, but not necessarily all of the significant factors, that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material effects on us.

The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	adverse changes in global economic conditions and the resulting effect on the businesses of our clients;
•	changes in customer preferences or a failure to otherwise manage relationships with our significant clients;
•	loss of brand reputation and decreases in quality of client support and service offerings;
•	political and regulatory risks and uncertainty in the countries in which we operate or sell our products and services;
•	adverse credit market conditions and other issues that may affect our ability to obtain future financing on favorable terms;
•	our ability to make payments on, reduce or extinguish any of our material indebtedness;
•	changes in the availability or costs of key materials (such as ink, paper and fuel) or increases in shipping costs;
•	our ability to improve operating efficiency rapidly enough to meet market conditions;
•

our ability and/or our vendors’ ability to implement and maintain information technology and security measures sufficient to protect against breaches and data leakage or the failure to properly use and protect customer, Company and employee information and data;

•	increased pricing pressure as a result of the competitive environment in which we operate;
•	successful negotiation, execution and integration of acquisitions;
•	increasing health care and benefits costs for employees and retirees;
•	changes in our pension and other postretirement obligations;
•	adverse trends or events in our operations outside of the United States;
•	the effect of inflation, changes in currency exchange rates and changes in interest rates;
•	catastrophic events which may damage our facilities or otherwise disrupt the business;
•

the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, environmental compliance, health and welfare benefits, price controls and other regulatory matters and the cost, which could be substantial, of complying with these laws and regulations;

•	changes in the regulations applicable to our clients, which may adversely impact demand for our products and services;
•

factors that affect client demand, including changes in postal rates, postal regulations and service levels, changes in the capital markets, changes in advertising markets, clients’ budgetary constraints and changes in clients’ short-range and long-range plans;

•	failures or errors in our products and services;
•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats, and our ability to adapt to these changes;
•	inability to hire and retain employees;
•	the spinoffs resulting in significant tax liability; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically disclaims any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q to reflect any new events or any change in conditions or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to our market risk since December 31, 2017. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in our 2017 Form 10-K.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2018 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2018 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities during the three months ended June 30, 2018.

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

Date: August 2, 2018