Form 10-Q
period 2018-09-30
RR Donnelley & Sons Co
filed 2018-10-31
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐    No  ☒

As of October 26, 2018, 70.4 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$247.0	$273.4
Receivables, less allowances for doubtful accounts of $32.8 in 2018 (2017 - $32.4)	1,359.5	1,417.6
Inventories (Note 3)	361.8	416.8
Prepaid expenses and other current assets	176.9	109.1
Total current assets	2,145.2	2,216.9
Property, plant and equipment-net (Note 4)	545.7	615.1
Goodwill (Note 5)	554.3	588.5
Other intangible assets-net (Note 5)	120.2	143.3
Deferred income taxes	66.1	81.7
Other noncurrent assets	266.5	259.0
Total assets	$3,698.0	$3,904.5
LIABILITIES
Accounts payable	$897.6	$1,094.7
Accrued liabilities and other	390.5	447.5
Short-term and current portion of long-term debt (Note 14)	222.0	10.8
Total current liabilities	1,510.1	1,553.0
Long-term debt (Note 14)	1,955.3	2,098.9
Pension liabilities	83.1	102.7
Other postretirement benefits plan liabilities	97.2	113.2
Long-term income tax liability	69.7	59.4
Other noncurrent liabilities	202.1	180.2
Total liabilities	3,917.5	4,107.4
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2018 and 2017	0.9	0.9
Additional paid-in-capital	3,412.3	3,444.0
Accumulated deficit	(2,200.8)	(2,225.7)
Accumulated other comprehensive loss	(150.5)	(103.7)
Treasury stock, at cost, 18.6 shares in 2018 (2017 - 18.9 shares)	(1,295.8)	(1,333.1)
Total RRD stockholders' equity	(233.9)	(217.6)
Noncontrolling interests	14.4	14.7
Total equity	(219.5)	(202.9)
Total liabilities and equity	$3,698.0	$3,904.5

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Products net sales	$1,329.8	$1,322.0	$3,881.6	$3,830.9
Services net sales	319.7	412.9	1,155.2	1,182.9
Total net sales	1,649.5	1,734.9	5,036.8	5,013.8

Products cost of sales (exclusive of depreciation and amortization)	1,076.8	1,064.9	3,167.7	3,068.3
Services cost of sales (exclusive of depreciation and amortization)	257.3	346.5	968.4	993.2
Total cost of sales	1,334.1	1,411.4	4,136.1	4,061.5

Products gross profit	253.0	257.1	713.9	762.6
Services gross profit	62.4	66.4	186.8	189.7
Total gross profit	315.4	323.5	900.7	952.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	203.8	210.9	626.4	653.0
Restructuring and other-net (Note 6)	11.0	33.8	22.8	46.7
Depreciation and amortization	44.2	47.0	137.5	143.1
Other operating income	(4.5)	—	(4.6)	—
Income from operations	60.9	31.8	118.6	109.5
Interest expense-net	42.0	43.5	125.7	137.3
Investment and other income-net	(5.5)	(6.9)	(14.7)	(59.6)
Loss on debt extinguishment	—	6.5	0.1	20.1
Income (loss) before income taxes	24.4	(11.3)	7.5	11.7
Income tax benefit	(10.4)	(3.5)	(5.4)	(7.4)
Net income (loss)	34.8	(7.8)	12.9	19.1
Less: Income attributable to noncontrolling interests	0.5	0.2	1.2	0.7
Net income (loss) attributable to RRD common stockholders	$34.3	$(8.0)	$11.7	$18.4

Net income (loss) per share attributable to RRD common stockholders (Note 10):
Basic net income (loss) per share	$0.49	$(0.11)	$0.17	$0.26
Diluted net income (loss) per share	$0.49	$(0.11)	$0.17	$0.26

Dividends declared per common share	$0.03	$0.14	$0.31	$0.42

Weighted average number of common shares outstanding:
Basic	70.6	70.2	70.5	70.1
Diluted	70.7	70.2	70.8	70.3

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$34.8	$(7.8)	$12.9	$19.1

Other comprehensive (loss) income, net of tax (Note 11):
Translation adjustments	(8.4)	17.7	(31.1)	46.8
Adjustment for net periodic pension and postretirement benefits plan cost	1.6	0.7	5.9	2.1
Adjustment for available-for-sale securities	—	(1.8)	—	(119.3)
Other comprehensive (loss) income	(6.8)	16.6	(25.2)	(70.4)
Comprehensive income (loss)	28.0	8.8	(12.3)	(51.3)
Less: comprehensive income attributable to noncontrolling interests	0.1	0.3	0.7	1.1
Comprehensive income (loss) attributable to RRD common stockholders	$27.9	$8.5	$(13.0)	$(52.4)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$12.9	$19.1
Adjustments to reconcile net income to net cash used in operating activities:
Impairment charges and other-net	3.4	21.8
Depreciation and amortization	137.5	143.1
Provision for doubtful accounts receivable	10.6	1.7
Share-based compensation	6.4	6.4
Deferred income taxes	7.3	(10.1)
Changes in uncertain tax positions	(0.4)	0.7
Gain on investments and other assets-net	(13.8)	(2.8)
Loss on debt extinguishments	0.1	20.1
Net pension and other postretirement benefits plan income	(15.9)	(11.0)
Realized gain on disposition of available-for-sale securities-net	—	(42.4)
Other	4.8	14.7
Changes in operating assets and liabilities:
Accounts receivable-net	(5.7)	(26.3)
Inventories	(16.6)	(62.5)
Prepaid expenses and other current assets	(5.9)	(6.3)
Accounts payable	(150.7)	(18.9)
Income taxes payable and receivable	(26.7)	(11.4)
Accrued liabilities and other	2.3	(26.7)
Pension and other postretirement benefits plan contributions	(13.5)	(12.4)
Net cash used in operating activities	(63.9)	(3.2)
INVESTING ACTIVITIES
Capital expenditures	(72.7)	(77.2)
Proceeds from sales of investments and other assets	49.9	127.6
Payments related to company-owned life insurance	(1.8)	(7.5)
Proceeds from disposal of business	50.5	—
Net cash provided by investing activities	25.9	42.9
FINANCING ACTIVITIES
Proceeds from other short-term debt	56.5	23.1
Payments on other short-term debt	(12.2)	(12.9)
Payments of current maturities and long-term debt	(0.2)	(200.9)
Proceeds from credit facility borrowings	975.1	1,165.0
Payments on credit facility borrowings	(949.1)	(1,000.0)
Dividends paid	(21.8)	(29.4)
Transfer of cash and cash equivalents to LSC and Donnelley Financial	—	(78.0)
Payments of withholding taxes on share-based compensation	(0.7)	(1.9)
Other financing activities	(0.9)	(6.0)
Net cash provided by (used in) financing activities	46.7	(141.0)
Effect of exchange rate on cash, cash equivalents and restricted cash	(14.0)	13.2
Net decrease in cash, cash equivalents and restricted cash	(5.3)	(88.1)
Cash, cash equivalents and restricted cash at beginning of year	301.5	335.9
Cash, cash equivalents and restricted cash at end of period	$296.2	$247.8

SUPPLEMENTAL NON-CASH DISCLOSURE:
Debt-for-equity exchange	$—	$132.9

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (“RRD,” the “Company,” “we,” “us,” and “our”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at September 30, 2018 and December 31, 2017 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$247.0	$273.4
Restricted cash - current (a)	49.1	28.0
Restricted cash - noncurrent (b)	0.1	0.1
Total cash, cash equivalents and restricted cash	$296.2	$301.5

(a)	Included within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets
(b)	Included within Other noncurrent assets within the Condensed Consolidated Balance Sheets

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Income Taxes

The effective income tax rate was a benefit of 42.6% and 31.0% for the three months ended September 30, 2018 and 2017, respectively, and a benefit of 72.0% and 63.2% for the nine months ended September 30, 2018 and 2017, respectively. The effective income tax rate for the three and nine months ended September 30, 2018 is primarily driven by an adjustment to the provisional amounts related to the Tax Act, the inability to recognize a tax benefit on certain losses, and the release of a portion of our valuation allowance due to the gain on the sale of our Print Logistics business. The effective income tax rate for the nine months ended September 30, 2017 reflects the impact of the $94.0 million non-taxable gain on the exchange of Donnelley Financial retained shares, the $51.6 million realized loss on the sale of LSC retained shares and the impact of the impairment of goodwill in the Marketing Solutions segment. The sale of the LSC shares generated a capital loss which is being carried forward; however, it was determined at the time of the sale that the benefit of such deferred tax asset would not be fully realized and a valuation allowance was recorded. The effective income tax rate for the three months ended September 30, 2017 reflects the impact of the impairment of goodwill in the Marketing Solutions segment and the inability to recognize a tax benefit on certain losses.

Cash payments for income taxes were $28.4 million and $34.1 million for the nine months ended September 30, 2018 and 2017, respectively. Cash refunds for income taxes were $14.0 million and $20.7 million for the nine months ended September 30, 2018 and 2017, respectively. Included within Prepaid expenses and other current assets is income taxes receivable of $63.8 million and $23.9 million as of September 30, 2018 and December 31, 2017, respectively.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118) which provides guidance for companies analyzing their accounting for the income tax effects of the Tax Act. SAB 118 provides that a company may report provisional amounts based on reasonable estimates. The provisional estimates are then subject to adjustment during a measurement period up to one year and should be accounted for as a prospective change. At December 31, 2017, we were able to make reasonable provisional estimates of the one-time transition tax and impact to deferred taxes; however, we continue to analyze our data and refine our estimated amounts accordingly, and continue to interpret any guidance or subsequent clarification of the tax law. As a result, we may make adjustments to the provisional amounts recorded, throughout the year, in accordance with the guidance outlined in SAB 118. During the three months ended September 30, 2018, we made an adjustment of $19.6 million to decrease the provisional amounts recorded at December 31, 2017, including a $19.0 million decrease related to the one-time transition tax and a $0.6 million decrease related to the change in Federal income tax rate. During the nine months ended September 30, 2018, our adjustments net to a decrease of $17.3 million to the provisional amounts recorded at December 31, 2017.

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

2. Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. All revenue recognized in the Condensed Statements of Operations is considered to be revenue from contracts with clients.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Products
Commercial print	$496.4	$510.5	$1,421.3	$1,495.9
Packaging	179.7	150.9	474.0	377.5
Direct mail	142.7	139.5	424.1	392.0
Statements	133.5	142.1	436.4	439.8
Labels	118.8	118.3	355.5	343.5
Digital print and fulfillment	113.5	115.2	332.6	342.7
Supply chain management	81.5	76.8	242.2	226.1
Forms	63.7	68.7	195.5	213.4
Total products net sales	$1,329.8	$1,322.0	$3,881.6	$3,830.9
Services
Logistics	$229.1	$314.2	$880.3	$904.4
Business process outsourcing	60.5	59.1	183.1	165.1
Digital and creative solutions	29.4	37.7	88.4	108.2
Direct mail	0.7	1.9	3.4	5.2
Total services net sales	$319.7	$412.9	$1,155.2	$1,182.9
Total net sales	$1,649.5	$1,734.9	$5,036.8	$5,013.8

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

Logistics

We generate revenue by providing specialized transportation and distribution services. These services are comprised of freight services, including truckload, less-than-truckload, intermodal and international freight forwarding; international mail and parcel distribution; and courier services including same day and next day delivery. As discussed in Note 16, Disposition, we sold our Print Logistics business on July 2, 2018. Print Logistics services included the distribution of retail and newsstand printed materials.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Contract Balances

The following table provides information about contract assets and liabilities from contracts with clients:

	Contract Assets	Contract Liabilities
	Short-Term	Short-Term	Long-Term
Balance at January 1, 2018	$4.0	$30.3	$1.4
Balance at September 30, 2018	3.9	26.2	0.8

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations.

Revenue recognized during the nine months ended September 30, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $22.8 million. During the nine months ended September 30, 2018, we reclassified $4.0 million of contract assets to receivables as a result of the completion of the performance obligation and the right to the consideration becoming unconditional.

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

3. Inventories

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Raw materials and manufacturing supplies	$156.0	$161.1
Work in process	102.0	75.0
Finished goods	120.4	198.2
LIFO reserve	(16.6)	(17.5)
Total inventories	$361.8	$416.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

4. Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Land	$53.0	$56.1
Buildings	399.1	417.3
Machinery and equipment	1,832.3	1,885.2
	2,284.4	2,358.6
Less: Accumulated depreciation	(1,738.7)	(1,743.5)
Total property, plant and equipment-net	$545.7	$615.1

During the three and nine months ended September 30, 2018, depreciation expense was $30.9 million and $96.5 million, respectively. During the three and nine months ended September 30, 2017, depreciation expense was $34.6 million and $105.2 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a building and transfer the related land use rights to a third party for a facility in an international location. During the three months ended December 31, 2017 and nine months ended September 30, 2018, we received non-refundable deposits in accordance with the terms of the agreement of approximately $12.5 million and $32.1 million, respectively, which are recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Additional deposits will be paid to us in accordance with the agreement. Gross proceeds, including deposits, from the sale are expected to be approximately $250.0 million and we expect the transaction to close in 2020 following receipt of government approvals and satisfaction of closing conditions. Final cash proceeds are subject to foreign currency changes. As of September 30, 2018, we continue to classify the carrying cost of the building within property, plant and equipment and record depreciation expense. The carrying cost of the land use rights are classified in Other noncurrent assets and we continue to record amortization expense. The combined carrying cost of the building and land use rights is not significant.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2017
Goodwill	$2,759.8	$519.5	$3,279.3
Accumulated impairment losses	(2,436.7)	(254.1)	(2,690.8)
Total	323.1	265.4	588.5
Disposition	(32.4)	—	(32.4)
Foreign exchange	(1.8)	—	(1.8)

Net book value as of September 30, 2018
Goodwill	2,631.7	519.5	3,151.2
Accumulated impairment losses	(2,342.8)	(254.1)	(2,596.9)
Total	$288.9	$265.4	$554.3

During the three months ended September 30, 2018 we reduced goodwill by $32.4 million for the disposition of our Print Logistics business. See Note 16, Disposition, for further discussion.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$524.2	$(423.2)	$101.0	$534.1	$(412.4)	$121.7
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	25.7	(25.1)	0.6	26.2	(25.2)	1.0
Trade names	34.7	(16.1)	18.6	36.8	(16.2)	20.6
Total other intangible assets	$586.6	$(466.4)	$120.2	$599.1	$(455.8)	$143.3

Amortization expense for other intangible assets was $6.8 million and $20.7 million for the three and nine months ended September 30, 2018, respectively. Amortization expense for other intangible assets was $7.1 million and $21.6 million for the three and nine months ended September 30, 2017, respectively.

6. Restructuring and Other

For the three months ended September 30, 2018 and 2017, we recorded the following net restructuring and other expenses:

	Three Months Ended
	September 30, 2018
	Employee	Other Restructuring	Total Restructuring		Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Charges	Total
Business Services	$2.7	$3.6	$6.3	$0.4	$0.4	$7.1
Marketing Solutions	0.1	—	0.1	—	0.1	0.2
Corporate	—	3.0	3.0	0.7	—	3.7
Total	$2.8	$6.6	$9.4	$1.1	$0.5	$11.0

	Three Months Ended
	September 30, 2017
	Employee	Other Restructuring	Total Restructuring		Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Charges	Total
Business Services	$4.2	$0.9	$5.1	$0.2	$0.4	$5.7
Marketing Solutions	1.4	—	1.4	21.3	0.1	22.8
Corporate	5.1	0.2	5.3	—	—	5.3
Total	$10.7	$1.1	$11.8	$21.5	$0.5	$33.8

For the nine months ended September 30, 2018 and 2017, we recorded the following net restructuring and other expenses:

	Nine Months Ended
	September 30, 2018
	Employee	Other Restructuring	Total Restructuring		Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Charges	Total
Business Services	$8.8	$5.7	$14.5	$(4.3)	$1.4	$11.6
Marketing Solutions	1.9	—	1.9	1.5	0.3	3.7
Corporate	0.5	6.3	6.8	0.7	—	7.5
Total	$11.2	$12.0	$23.2	$(2.1)	$1.7	$22.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Nine Months Ended
	September 30, 2017
	Employee	Other Restructuring	Total Restructuring		Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Charges	Total
Business Services	$9.6	$3.1	$12.7	$(0.1)	$1.4	$14.0
Marketing Solutions	2.6	0.3	2.9	21.8	0.3	25.0
Corporate	7.3	0.4	7.7	—	—	7.7
Total	$19.5	$3.8	$23.3	$21.7	$1.7	$46.7

Restructuring and Other

For the three and nine months ended September 30, 2018, we recorded net restructuring charges of $2.8 million and $11.2 million, respectively, for employee termination costs. These charges primarily relate to the reorganization of selling, general and administrative functions across each segment and three announced facility closures in the Business Services segment. We also incurred lease termination and other restructuring charges of $6.6 million and $12.0 million, respectively, for the three and nine months ended September 30, 2018. Additionally, we recorded a $5.4 million net gain on the sale of previously impaired assets in the Business Services segment for the nine months ended September 30, 2018. The majority of these assets were previously impaired in 2015. We also recorded impairment charges related to facility closures of $3.3 million for the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2017, we recorded net restructuring charges of $10.7 million and $19.5 million, respectively, for employee termination costs. These charges primarily related to the reorganization of selling, general and administrative functions across each segment, ceasing our relationship in a joint venture within the Business Services segment and a facility closure in the Marketing Solutions segment. We also incurred lease termination and other restructuring charges of $1.1 million and $3.8 million, respectively, for the three and nine months ended September 30, 2017. Additionally, we recorded net impairment charges of $21.5 million and $21.7 million, respectively, for three and nine months ended September 30, 2017, primarily related to the $21.3 million impairment of goodwill in the Marketing Solutions segment. The remaining impairment charges recorded for the three and nine months ended September 30, 2017, were primarily due to the impairment of equipment associated with the facility closure in the Marketing Solutions segment.

Multi-Employer Pension Plan (MEPP) Charges

For both the three and nine months ended September 30, 2018 and 2017, we recorded charges of $0.5 million and $1.7 million, respectively, for MEPP withdrawal obligations unrelated to facility closures. The total liabilities for the withdrawal obligations associated with our decision to withdraw from all multi-employer pension plans included in Accrued liabilities and other and Other noncurrent liabilities are $5.1 million and $29.6 million, respectively, as of September 30, 2018.

Restructuring Reserve

Restructuring reserves as of December 31, 2017 and September 30, 2018, and changes during the nine months ended September 30, 2018, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	September 30,
	2017	Charges	Other	Paid	2018
Employee terminations	$9.6	$11.2	$(0.5)	$(14.2)	$6.1
MEPP withdrawal obligations related to facility closures	11.0	0.5	—	(1.1)	10.4
Lease terminations and other	2.9	11.5	1.3	(8.9)	6.8
Total	$23.5	$23.2	$0.8	$(24.2)	$23.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The current portion of restructuring reserves of $10.8 million at September 30, 2018 was included in Accrued liabilities and other, while the long-term portion of $12.5 million, primarily related to MEPP withdrawal obligations related to facility closures, employee terminations in litigation, environmental reserves and lease termination costs, was included in Other noncurrent liabilities at September 30, 2018.

We anticipate that payments associated with the employee terminations reflected in the above table will be substantially completed by September 2019, excluding employee terminations in litigation.

Payments on all of our MEPP withdrawal obligations are scheduled to be substantially completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to MEPP withdrawals.

The restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2020. Market conditions and our ability to sublease these properties could affect the ultimate charges related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in our consolidated financial statements.

7. Retirement Plans

Components of net pension and other postretirement benefits plan (“OPEB”) income for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Pension expense (income):
Service cost	$0.1	$0.1	$0.5	$0.5
Interest cost	7.7	8.0	23.4	23.7
Expected return on plan assets	(12.4)	(12.7)	(37.6)	(37.6)
Amortization, net	2.0	1.9	5.9	5.4
Settlements	0.2	—	1.5	—
Net pension income	$(2.4)	$(2.7)	$(6.3)	$(8.0)

OPEB expense (income):
Service cost	$(0.3)	$0.4	$0.5	$1.0
Interest cost	2.5	2.7	7.7	8.3
Expected return on plan assets	(3.5)	(3.4)	(10.5)	(10.1)
Amortization, net	(0.8)	(0.7)	(2.2)	(2.2)
Other	(5.1)	—	(5.1)	—
Net other postretirement benefit income	$(7.2)	$(1.0)	$(9.6)	$(3.0)

During the nine months ended September 30, 2018, we contributed $13.5 million to our retirement plans.

Other OPEB income during the three and nine months ended September 30, 2018 reflects the change in one of our OPEB liabilities due to a revision to participant demographic data utilized in the actuarial valuations.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

8. Share-Based Compensation

Share-based compensation expense totaled $2.2 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and $6.4 million for both the nine months ended September 30, 2018 and 2017.

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

In addition, during the nine months ended September 30, 2018, we granted 813,361 cash-settled stock units (“phantom stock units”). Our share price on the date of grant was $7.31. The phantom stock units vest and are payable in three equal installments over a period of three years after the grant date. Phantom stock units are not shares of our common stock and therefore the recipients of these awards do not receive ownership interest in the Company or stockholder voting rights. Phantom stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. All phantom stock unit awards are classified as liability awards due to their expected settlement in cash, and are included in Accrued liabilities and other in the Condensed Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair value of the awards at the end of each reporting period. Dividends are not paid on phantom stock units.

9. Equity

Our equity as of December 31, 2017 and September 30, 2018, and changes during the nine months ended September 30, 2018, were as follows:

	RRD
	Stockholders'	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2017	$(217.6)	$14.7	$(202.9)
Cumulative impact of adopting Topic 606, net of tax	12.9	—	12.9
Net income	11.7	1.2	12.9
Other comprehensive loss	(24.7)	(0.5)	(25.2)
Share-based compensation	6.4	—	6.4
Issuance of share-based awards, net of withholdings and other	(0.8)	—	(0.8)
Cash dividends paid	(21.8)	—	(21.8)
Distributions to noncontrolling interests	—	(1.0)	(1.0)
Balance at September 30, 2018	$(233.9)	$14.4	$(219.5)

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

During the nine months ended September 30, 2018 and 2017, no shares of common stock were purchased by us; however, shares were withheld for tax liabilities upon the vesting of equity awards.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) per share attributable to RRD common stockholders:
Basic	$0.49	$(0.11)	$0.17	$0.26
Diluted	$0.49	$(0.11)	$0.17	$0.26

Numerator:
Net income (loss) attributable to RRD common stockholders	$34.3	$(8.0)	$11.7	$18.4

Denominator:
Basic weighted average number of common shares outstanding	70.6	70.2	70.5	70.1
Dilutive options and awards	0.1	—	0.3	0.2
Diluted weighted average number of common shares outstanding	70.7	70.2	70.8	70.3

Weighted average number of anti-dilutive share-based awards:
Stock options	0.7	1.3	0.9	1.0
Restricted stock units	0.5	1.1	0.6	0.7
Total	1.2	2.4	1.5	1.7

Dividends declared per common share	$0.03	$0.14	$0.31	$0.42

11. Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income and income tax expense (benefit) allocated to each component for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$(8.4)	$—	$(8.4)	$(31.1)	$—	$(31.1)
Adjustment for net periodic pension and OPEB cost	2.1	0.5	1.6	7.9	2.0	5.9
Other comprehensive loss	$(6.3)	$0.5	$(6.8)	$(23.2)	$2.0	$(25.2)

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$17.7	$—	$17.7	$46.8	$—	$46.8
Adjustment for net periodic pension and OPEB cost	1.2	0.5	0.7	3.2	1.1	2.1
Adjustments for available-for-sale securities	(1.8)	—	(1.8)	(122.3)	(3.0)	(119.3)
Other comprehensive income (loss)	$17.1	$0.5	$16.6	$(72.3)	$(1.9)	$(70.4)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2017 and September 30, 2018, and changes during the nine months ended September 30, 2018, were as follows:

	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(144.6)	$40.9	$(103.7)
Other comprehensive income (loss) before reclassifications	1.2	(30.6)	(29.4)
Amounts reclassified from accumulated other comprehensive loss	4.1	—	4.1
Impact of adopting ASU 2018-02	(22.1)	—	(22.1)
Other	0.6	—	0.6
Net change in accumulated other comprehensive loss	(16.2)	(30.6)	(46.8)
Balance at September 30, 2018	$(160.8)	$10.3	$(150.5)

Accumulated other comprehensive loss by component as of December 31, 2016 and September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

	Changes in the Fair Value of Available-for-Sale Securities	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2016	$119.3	$(159.5)	$(15.5)	$(55.7)
Other comprehensive (loss) income before reclassifications	(48.5)	—	43.6	(4.9)
Amounts reclassified from accumulated other comprehensive loss	(70.8)	2.1	2.8	(65.9)
Net change in accumulated other comprehensive loss	(119.3)	2.1	46.4	(70.8)
Balance at September 30, 2017	$—	$(157.4)	$30.9	$(126.5)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Classification in the Condensed
	2018	2017	2018	2017	Consolidated Statements of Operations
Translation Adjustments:
Net realized loss, before tax	$—	$2.8	$—	$2.8	Selling, general and administrative expenses
Reclassification, net of tax	$—	$2.8	$—	$2.8

Amortization of pension and OPEB cost:
Net actuarial loss	$2.0	$1.9	$5.9	$5.4	Investment and other income-net
Net prior service credit	(0.8)	(0.7)	(2.2)	(2.2)	Investment and other income-net
Settlements	0.2	—	1.5	—	Investment and other income-net
Reclassifications before tax	1.4	1.2	5.2	3.2
Income tax benefit	0.4	0.5	1.1	1.1
Reclassification, net of tax	$1.0	$0.7	$4.1	$2.1

Available-for-sale securities:
Net realized gain on equity securities, before tax	$—	$(1.8)	$—	$(52.8)	Investment and other income-net
Income tax benefit	—	—	—	18.0
Reclassification, net of tax	—	(1.8)	—	(70.8)
Total reclassifications, net of tax	$1.0	$1.7	$4.1	$(65.9)

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

	Three Months Ended
	September 30, 2018
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	September 30, 2018
Business Services	$1,385.7	$(22.5)	$1,363.2	$74.8	$31.5	$14.6	$2,784.3
Marketing Solutions	295.6	(9.3)	286.3	11.8	11.7	2.7	678.1
Total operating segments	1,681.3	(31.8)	1,649.5	86.6	43.2	17.3	3,462.4
Corporate	—	—	—	(25.7)	1.0	7.4	235.6
Total operations	$1,681.3	$(31.8)	$1,649.5	$60.9	$44.2	$24.7	$3,698.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended
	September 30, 2017
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2017
Business Services	$1,471.5	$(30.9)	$1,440.6	$51.0	$35.0	$16.3	$2,989.5
Marketing Solutions	303.7	(9.4)	294.3	(6.9)	11.0	1.7	717.0
Total operating segments	1,775.2	(40.3)	1,734.9	44.1	46.0	18.0	3,706.5
Corporate	—	—	—	(12.3)	1.0	5.0	198.0
Total operations	$1,775.2	$(40.3)	$1,734.9	$31.8	$47.0	$23.0	$3,904.5

	Nine Months Ended
	September 30, 2018
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$4,265.4	$(77.1)	$4,188.3	$152.9	$98.7	$51.6
Marketing Solutions	876.2	(27.7)	848.5	32.7	35.3	8.1
Total operating segments	5,141.6	(104.8)	5,036.8	185.6	134.0	59.7
Corporate	—	—	—	(67.0)	3.5	13.0
Total operations	$5,141.6	$(104.8)	$5,036.8	$118.6	$137.5	$72.7

	Nine Months Ended
	September 30, 2017
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$4,257.6	$(91.9)	$4,165.7	$152.8	$105.0	$50.7
Marketing Solutions	874.6	(26.5)	848.1	5.4	34.9	11.4
Total operating segments	5,132.2	(118.4)	5,013.8	158.2	139.9	62.1
Corporate	—	—	—	(48.7)	3.2	15.1
Total operations	$5,132.2	$(118.4)	$5,013.8	$109.5	$143.1	$77.2

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

Our understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of our estimated liability. We believe that our recorded reserves, recorded in Accrued liabilities and other and Other noncurrent liabilities, are adequate to cover our share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. However, in our opinion, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on our consolidated results of operations, financial position or cash flows.

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

14. Debt

Debt at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Borrowings under the Credit Agreement	$242.0	$216.0
11.25% senior notes due February 1, 2019 (a)	172.2	172.2
7.625% senior notes due June 15, 2020	238.4	238.4
7.875% senior notes due March 15, 2021	447.4	447.2
8.875% debentures due April 15, 2021	81.0	80.9
7.00% senior notes due February 15, 2022	140.0	140.0
6.50% senior notes due November 15, 2023	290.6	290.6
6.00% senior notes due April 1, 2024	298.3	298.3
6.625% debentures due April 15, 2029	157.9	157.9
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	50.2	10.8
Unamortized debt issuance costs	(9.7)	(11.6)
Total debt	2,177.3	2,109.7
Less: current portion	(222.0)	(10.8)
Long-term debt	$1,955.3	$2,098.9
(a)

As of September 30, 2018 and December 31, 2017, the interest rate on the 11.25% senior notes due February 1, 2019 was 13.25%, the maximum rate on these notes, as a result of previous ratings downgrades.

(b)	Includes other miscellaneous debt obligations, primarily at foreign subsidiaries, and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to us for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt was greater than its book value by approximately $52.6 million and $18.8 million at September 30, 2018 and December 31, 2017, respectively.

On October 15, 2018, we entered into a $550.0 million senior secured Term Loan B credit facility pursuant to a credit agreement (the “Term Loan Credit Agreement”). Proceeds from the Term Loan Credit Agreement, net of a $5.5 million discount, were used to repurchase certain senior notes, pay transaction fees and repay a portion of borrowings under the Credit Agreement.

Our obligations under the Term Loan Credit Agreement are guaranteed by certain of our domestic subsidiaries (the “Guarantors”) and are secured by a security interest in substantially all of our assets and certain of our domestic subsidiaries (the “Collateral”). Collateral consisting of accounts receivable, inventory, equipment, money, deposit accounts, securities accounts, investment property, and, to the extent related to the foregoing, general intangibles, documents, instruments and chattel paper, as well as 65% of the equity interests of their first-tier foreign subsidiaries secures our obligations and of the Guarantors under the Term Loan Credit Agreement and related guarantees on a second-priority basis (collectively the “ABL Priority Collateral”), and all other Collateral other than the ABL Priority Collateral secures our obligations and of the Guarantors under the Term Loan Credit Agreement and related guarantees on a first-priority basis, in each case, subject to permitted liens.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Term Loan Credit Agreement contains customary affirmative and negative covenants including negative covenants restricting, among other things, our ability to incur debt, make investments, make certain restricted payments (including payments on certain other debt), incur liens securing other debt, consummate certain fundamental transactions, enter into transactions with affiliates and consummate asset sales. The Term Loan Credit Agreement requires that the net cash proceeds of significant asset sales be used to prepay borrowings under the Term Loan Credit Agreement, except in certain circumstances, including the reinvestment of net cash proceeds in assets useful to our business, repayment of borrowings under our Credit Agreement or the funding of debt tenders, in each case, subject to certain restrictions and limitations set forth in the Term Loan Credit Agreement.

The Term Loan Credit Agreement is scheduled to mature on January 15, 2024, at which time all amounts outstanding under the Term Loan Credit Agreement will be due and payable. Principal payments of $1.4 million are due quarterly. Borrowings will bear interest at a Eurocurrency rate plus a margin of 5% or a base rate plus a margin of 4%.

On October 15, 2018, we repurchased $172.6 million and $257.4 million in aggregate principal amount of the 7.625% senior notes due 2020 and 7.875% senior notes due 2021, respectively, pursuant to a tender offer. We expect to record a loss on debt extinguishment of approximately $31.6 million in the fourth quarter of 2018 on the repurchase of the bonds, representing tender premiums paid of $29.0 million, write-off of unamortized debt issuance costs of $1.5 million and fees and expenses of $1.1 million.

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

On October 15, 2018, we entered into Amendment No. 1 to the Credit Agreement, which amends the Credit Agreement to, among other things, permit (i) the incurrence of the debt pursuant to the Term Loan Credit Agreement and (ii) the incurrence of a lien on the ABL Priority Collateral to secure our obligations under the Term Loan Credit Agreement and related guarantees on a second-priority basis.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Based on our borrowing base as of September 30, 2018 and existing borrowings, we had approximately $445.2 million borrowing capacity available under the Credit Agreement.

The weighted average interest rate on borrowings under our current and prior credit facilities was 3.4% and 3.7% during the nine months ended September 30, 2018 and 2017, respectively.

Interest paid, net of interest capitalized, was $38.2 million and $120.0 million for the three and nine months ended September 30, 2018, respectively, and $39.3 million and $133.8 million for the three and nine months ended September 30, 2017, respectively.

Interest income was $0.8 million and $2.0 million for the three and nine months ended September 30, 2018, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2017, respectively.

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

We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of our various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, we are exposed to currency risk. Periodically, we use foreign exchange spot and forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at September 30, 2018 and December 31, 2017 was $124.2 million and $215.9 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

The total fair value of our foreign currency contracts, which were the only derivatives not designated as hedges, included in Prepaid expenses and other current assets at September 30, 2018 and December 31, 2017, was $2.1 million and $2.2 million, respectively. In addition, there was $1.0 million of these derivatives included in Accrued liabilities and other at September 30, 2018.

16. Disposition

On July 2, 2018, we completed the sale of our Print Logistics business for $60.0 million cash, of which we received $55.1 million after transaction costs and preliminary working capital adjustments in the third quarter of 2018. In addition, $4.9 million of cash was included in the disposition. A final working capital adjustment of approximately $6.9 million is expected to be paid by us in the fourth quarter of 2018. Proceeds from the sale were used to reduce borrowings outstanding on our credit facility. The disposition resulted in a pre-tax gain of $4.5 million during the three and nine months ended September 30, 2018, which was recorded in Other operating income in the Condensed Consolidated Statements of Operations. We paid minimal income taxes as a result of the sale due to the utilization of capital loss carryforwards to offset the taxable gain. Prior to the sale, operating results for the Print Logistics business were reported as services within the Business Services segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

17. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Act. The standard also requires entities to disclose whether or not they elected to reclassify the tax effects related to the Tax Act from accumulated other comprehensive income. The standard allows the option of applying either a retrospective adoption, meaning the standard is applied to all periods in which the effect of the Tax Act is recognized, or applying the amendments in the period of adoption, meaning an adjustment is made to stockholders’ equity as of the beginning of the reporting period. ASU 2018-02 will be effective in the first quarter of 2019; however, early adoption is permitted for interim and annual periods, including the reporting period in which the Tax Act was enacted. As of July 1, 2018, we adopted the provisions of ASU 2018-02, which resulted in a decrease to Accumulated deficit and increase to Accumulated other comprehensive loss of $22.1 million.

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

The impact of adoption was a $0.9 million increase in Total cost of sales, $3.2 million increase in Selling, general and administrative expenses and $4.1 million increase in Investment and other income-net for the three months ended September 30, 2017 to the amounts previously reported. The impact of adoption for the nine months ended September 30, 2017 was a $3.0 million increase in Total cost of sales, $9.4 million increase in Selling, general and administrative expenses and $12.4 million increase in Investment and other income-net to the amounts previously reported.

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

In accordance with Topic 606, the impact of adoption as compared to the prior guidance on our Condensed Consolidated Statements of Operations was an increase of $3.7 million in Total net sales and an increase of $1.8 million in Total gross profit for the three months ended September 30, 2018. The impact of adoption as compared to the prior guidance for the nine months ended September 30, 2018 was increases of $9.6 million in Total net sales and $2.7 million in Total gross profit. Additionally, the impact of adoption as compared to the prior guidance was a decrease of $71.9 million in Inventories, decrease of $87.9 million in Accrued liabilities and other and increase of $15.6 million in stockholders' equity at September 30, 2018. No other financial statement line item was materially impacted.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accounting Pronouncements Issued and Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which removes certain disclosures that are no longer cost beneficial and also includes additional disclosures to improve the overall usefulness of the disclosure requirements to financial statement users. ASU 2018-14 will be effective for us in 2020, however early adoption is permitted. We are currently evaluating the impact of ASU 2018-14 on the consolidated financial statements.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions in the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. We will complete our assessment in the fourth quarter of 2018 and therefore have not yet elected an accounting policy.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” which requires lessees to record most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. Topic 842 was subsequently amended by ASU No. 2018-01 “Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”); ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”); and ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”). The amendments in ASU 2018-10 address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASU 2018-11 clarify details on comparative reporting required at the adoption of the standard and provide clarity on separating components of a lease contract. Topic 842 requires a modified retrospective approach, applying the new standard to all leases existing at the date of initial application using either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements. Early adoption of the standard is permitted; however, we plan to adopt the standard in the first quarter of 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

We are evaluating and planning for adoption and implementation of this ASU, including implementing a new global lease accounting system, evaluating practical expedient and accounting policy elections and assessing the overall financial statement impact.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for certain classes of assets, including leased buildings.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases; and (2) providing significant new disclosures about our leasing arrangements.

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

Executive Overview

Third Quarter Overview

Net sales decreased by $85.4 million, or 4.9%, for the three months ended September 30, 2018 compared to the same period in 2017. Net sales decreased $106.4 million due to the disposition of our Print Logistics business and $10.2 million due to changes in foreign exchange rates. These decreases were partially offset by higher volume in the Business Services segment.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the three months ended September 30, 2018, we realized cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, as well as facility consolidations.

Net cash used in operating activities for the nine months ended September 30, 2018 was $63.9 million as compared to $3.2 million for the nine months ended September 30, 2017. The decrease in net cash flow from operating activities related primarily to net unfavorable changes in working capital, principally a reduction in accounts payable.

Financial Review

In the financial review that follows, we discuss our consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

The following table shows the results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Products net sales	$1,329.8	$1,322.0	$7.8	0.6%
Services net sales	319.7	412.9	(93.2)	(22.6%)
Total net sales	1,649.5	1,734.9	(85.4)	(4.9%)
Products cost of sales (exclusive of depreciation and amortization)	1,076.8	1,064.9	11.9	1.1%
Services cost of sales (exclusive of depreciation and amortization)	257.3	346.5	(89.2)	(25.7%)
Total cost of sales	1,334.1	1,411.4	(77.3)	(5.5%)
Products gross profit	253.0	257.1	(4.1)	(1.6%)
Services gross profit	62.4	66.4	(4.0)	(6.0%)
Total gross profit	315.4	323.5	(8.1)	(2.5%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	203.8	210.9	(7.1)	(3.4%)
Restructuring and other-net	11.0	33.8	(22.8)	(67.5%)
Depreciation and amortization	44.2	47.0	(2.8)	(6.0%)
Other operating income	(4.5)	—	(4.5)	nm
Income from operations	$60.9	$31.8	$29.1	91.5%

Consolidated

Net sales of products for the three months ended September 30, 2018 increased $7.8 million, or 0.6%, to $1,329.8 million versus the same period in 2017. The third quarter of 2018 included a $9.8 million, or 0.7%, decrease due to changes in foreign exchange rates. Net sales of products increased due to higher volume in packaging, partially offset by lower volume in commercial print due to ongoing secular pressure and lower specialty card sales, as well as lower volume in statements and price pressure.

Net sales from services for the three months ended September 30, 2018 decreased $93.2 million, or 22.6%, to $319.7 million versus the same period in 2017. Net sales from services decreased $106.4 million due to the disposition of our Print Logistics business and lower volume in digital and creative solutions as we continue our shift away from traditional pre-media services for non-core market segments, partially offset by higher volume in the remaining logistics business and business process outsourcing.

Products cost of sales for the three months ended September 30, 2018 increased $11.9 million, or 1.1%, to $1,076.8 million versus the same period in 2017. Products cost of sales increased primarily due to higher volume in packaging and cost inflation, including higher paper costs in Asia, partially offset by higher OPEB income, the favorable impact from changes in foreign exchange rates, lower volume in statements and commercial print, as well as cost control initiatives across the organization. As a percentage of net sales, products cost of sales increased 0.4 percentage points for the three months ended September 30, 2018 versus the same period in 2017.

Services cost of sales decreased $89.2 million, or 25.7%, for the three months ended September 30, 2018 versus the same period in 2017, primarily due to the disposition of our Print Logistics business and cost control initiatives, partially offset by higher volume in business process outsourcing and higher costs of transportation in logistics. As a percentage of net sales, services cost of sales decreased 3.4 percentage points for the three months ended September 30, 2018 versus the same period in 2017.

Products gross profit decreased $4.1 million to $253.0 million for the three months ended September 30, 2018 versus the same period in 2017, primarily due to price pressures on sales, cost inflation, lower volume in statements and an inventory reserve benefit recorded in 2017, partially offset by the favorable impact from changes in foreign exchange rates and cost control initiatives. Products gross margin decreased from 19.4% to 19.0%.

Services gross profit decreased $4.0 million to $62.4 million for the three months ended September 30, 2018 versus the same period in 2017, primarily due to higher costs of transportation in logistics. Services gross margin increased from 16.1% in 2017 to 19.5% in 2018 primarily due to the favorable impact from selling our Print Logistics business.

Selling, general and administrative expenses decreased $7.1 million to $203.8 million for the three months ended September 30, 2018 versus the same period in 2017 reflecting cost control initiatives and a favorable impact from changes in foreign exchange rates, partially offset by higher healthcare and performance-based compensation expenses and a favorable legal settlement in 2017. As a percentage of net sales, selling, general and administrative expenses increased from 12.2% to 12.4% for the three months ended September 30, 2018 versus the same period in 2017.

For the three months ended September 30, 2018, net restructuring and other expenses of $11.0 million decreased $22.8 million versus the same period in 2017. These expenses included $2.8 million for employee termination costs and $6.6 million for lease termination and other restructuring charges for the three months ended September 30, 2018. We also recorded $0.5 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. The remainder is related to impairment charges of $1.1 million. See Note 6, Restructuring and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $2.8 million to $44.2 million for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $6.8 million and $7.1 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the three months ended September 30, 2018 and 2017, respectively.

During the three months ended September 30, 2018, we completed the sale of our Print Logistics business and recorded a pre-tax gain of $4.5 million, which is reflected in Other operating income.

Income from operations for the three months ended September 30, 2018 was $60.9 million, an increase of $29.1 million, or 91.5%, compared to the three months ended September 30, 2017.

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$42.0	$43.5	$(1.5)	(3.4%)
Investment and other income-net	(5.5)	(6.9)	(1.4)	20.3%
Loss on debt extinguishments	—	6.5	(6.5)	nm

Net interest expense decreased by $1.5 million for the three months ended September 30, 2018 versus the same period in 2017, primarily due to lower average borrowings and average interest rates during three months ended September 30, 2018.

Net investment and other income for the three months ended September 30, 2018 and 2017 was $5.5 million and $6.9 million, respectively, and principally comprised of net OPEB and pension income. In addition, the three months ended September 30, 2017 included a non-cash net realized gain of $1.6 million on the retained shares of Donnelley Financial exchanged for certain of our senior notes outstanding.

Loss on debt extinguishments for the three months ended September 30, 2017 was $6.5 million which related to unamortized debt issuance costs, premiums paid and other expenses associated with the amendment and restatement of the credit agreement, as well as the debt-for-equity exchange of certain of our senior notes.

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings (loss) before income taxes	$24.4	$(11.3)	$35.7	nm
Income tax benefit	(10.4)	(3.5)	(6.9)	nm
Effective income tax rate - benefit	42.6%	31.0%

The effective income tax rate for the three months ended September 30, 2018 was a benefit of 42.6% and is primarily driven by adjustments to the provisional amounts related to the Tax Act, the inability to recognize a tax benefit on certain losses, and the release of a valuation allowance utilized due to the gain on the sale of our Print Logistics business.  The effective income tax rate for the three months ended September 30, 2017 was a benefit of 31.0% and reflects the impact of the impairment of goodwill in the Marketing Solutions segment and the inability to recognize a tax benefit on certain losses.

Income attributable to noncontrolling interests was $0.5 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively.

Net income attributable to RRD common stockholders, excluding the impact from non-controlling interests, for the three months ended September 30, 2018 was $34.3 million, or $0.49 per diluted share, compared to net loss attributable to RRD common stockholders of $8.0 million, or $0.11 per diluted share, for the three months ended September 30, 2017.

Information by Segment

Business Services

	Three Months Ended
	September 30,
	2018	2017
	(in millions, except percentages)
Net sales	$1,363.2	$1,440.6
Income from operations	74.8	51.0
Operating margin	5.5%	3.5%
Restructuring and other-net	7.1	5.7
Other operating income	(4.5)	—

Net sales for the Business Services segment for the three months ended September 30, 2018 were $1,363.2 million, a decrease of $77.4 million, or 5.4%, compared to 2017. Net sales decreased $106.4 million due to the disposition of our Print Logistics business and $10.2 million due to changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume in packaging and the remaining logistics business, partially offset by the lower volume in commercial print due to ongoing secular pressure, lower specialty card sales, lower volume in statements and price pressures across the segment. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	September 30,
Products and Services	2018	2017	$ Change	% Change
	(in millions, except percentages)
Commercial print	$496.4	$510.5	$(14.1)	(2.8%)
Logistics	229.1	314.2	(85.1)	(27.1%)
Packaging	179.7	150.9	28.8	19.1%
Statements	133.5	142.1	(8.6)	(6.1%)
Labels	118.8	118.3	0.5	0.4%
Supply chain management	81.5	76.8	4.7	6.1%
Forms	63.7	68.7	(5.0)	(7.3%)
Business process outsourcing	60.5	59.1	1.4	2.4%
Total Business Services	$1,363.2	$1,440.6	$(77.4)	(5.4%)

Business Services segment income from operations increased $23.8 million for the three months ended September 30, 2018, primarily due to the favorable impact of changes in foreign exchange rates, an increase in OPEB income and cost control initiatives, partially offset by lower volume in statements, price pressures and cost inflation.

Marketing Solutions

	Three Months Ended
	September 30,
	2018	2017
	(in millions, except percentages)
Net sales	$286.3	$294.3
Income (loss) from operations	11.8	(6.9)
Operating margin	4.1%	-2.3%
Restructuring and other-net	0.2	22.8

Net sales for the Marketing Solutions segment for the three months ended September 30, 2018 were $286.3 million, a decrease of $8.0 million, or 2.7%, compared to 2017. Net sales decreased primarily due to lower volume in digital and creative solutions as we continue our shift away from traditional pre-media services for non-core market segments, partially offset by higher volume in direct mail. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Three Months Ended
	September 30,
Products and Services	2018	2017	$ Change	% Change
	(in millions, except percentages)
Direct mail	$143.4	$141.4	$2.0	1.4%
Digital print and fulfillment	113.5	115.2	(1.7)	(1.5%)
Digital and creative solutions	29.4	37.7	(8.3)	(22.0%)
Total Marketing Solutions	$286.3	$294.3	$(8.0)	(2.7%)

Marketing Solutions segment income from operations increased $18.7 million to $11.8 million for the three months ended September 30, 2018, primarily due to lower restructuring and impairment charges and cost control initiatives, partially offset by lower volume in digital and creative solutions and digital and fulfillment print.

Corporate

Corporate operating expenses during the three months ended September 30, 2018 were $25.7 million, an increase of $13.4 million compared to the same period in 2017. The increase was primarily driven by lower allocation recoveries, higher healthcare costs and a favorable legal settlement in 2017, partially offset by cost control initiatives. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	September 30,
	2018	2017
	(in millions)
Operating expenses	$25.7	$12.3
Restructuring and other-net	3.7	5.3

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

The following table shows the results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Products net sales	$3,881.6	$3,830.9	$50.7	1.3%
Services net sales	1,155.2	1,182.9	(27.7)	(2.3%)
Total net sales	5,036.8	5,013.8	23.0	0.5%
Products cost of sales (exclusive of depreciation and amortization)	3,167.7	3,068.3	99.4	3.2%
Services cost of sales (exclusive of depreciation and amortization)	968.4	993.2	(24.8)	(2.5%)
Total cost of sales	4,136.1	4,061.5	74.6	1.8%
Products gross profit	713.9	762.6	(48.7)	(6.4%)
Services gross profit	186.8	189.7	(2.9)	(1.5%)
Total gross profit	900.7	952.3	(51.6)	(5.4%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	626.4	653.0	(26.6)	(4.1%)
Restructuring and other-net	22.8	46.7	(23.9)	(51.2%)
Depreciation and amortization	137.5	143.1	(5.6)	(3.9%)
Other operating income	(4.6)	—	(4.6)	nm
Income from operations	$118.6	$109.5	$9.1	8.3%

Consolidated

Net sales of products for the nine months ended September 30, 2018 increased $50.7 million, or 1.3%, to $3,881.6 million versus the same period in 2017. The nine months ended September 30, 2018 included a $28.8 million, or 0.8%, increase due to changes in foreign exchange rates. Net sales of products also increased due to higher volume in packaging and direct mail, partially offset by lower volume in commercial print due to ongoing secular pressure and lower specialty card sales, as well as price pressure.

Net sales from services for the nine months ended September 30, 2018 decreased $27.7 million, or 2.3%, to $1,155.2 million versus the same period in 2017. Net sales from services decreased $106.4 million due to the disposition of our Print Logistics business, lower volume in digital and creative solutions as we continue our shift away from traditional pre-media services for non-core market segments, partially offset by higher volume in the remaining logistics business and business process outsourcing.

Products cost of sales for the nine months ended September 30, 2018 increased $99.4 million, or 3.2%, to $3,167.7 million versus the same period in 2017. Products cost of sales increased primarily due to higher volume in packaging, the unfavorable impact from changes in foreign exchange rates, cost inflation, including higher paper costs in Asia and operational inefficiencies due to volume reductions from two clients, partially offset by lower volume in commercial print, along with cost control initiatives across the organization. As a percentage of net sales, products cost of sales increased 1.5 percentage points for the nine months ended September 30, 2018 versus the same period in 2017.

Services cost of sales decreased $24.8 million, or 2.5%, for the nine months ended September 30, 2018 versus the same period in 2017, primarily due to the disposition of our Print Logistics business and cost control initiatives, partially offset by higher volume in the remaining logistics business and business process outsourcing, as well as higher costs of transportation in logistics. As a percentage of net sales, services cost of sales decreased 0.2 percentage points for the nine months ended September 30, 2018 versus the same period in 2017.

Products gross profit decreased $48.7 million to $713.9 million for the nine months ended September 30, 2018 versus the same period in 2017, primarily due to price pressures, the unfavorable impact from changes in foreign exchange rates and cost inflation, including higher paper costs, partially offset by cost control initiatives. Products gross margin decreased from 19.9% to 18.4%.

Services gross profit decreased $2.9 million to $186.8 million for the nine months ended September 30, 2018 versus the same period in 2017, primarily due to higher costs of transportation in logistics and price pressures. Services gross margin increased from 16.0% to 16.2%.

Selling, general and administrative expenses decreased $26.6 million to $626.4 million for the nine months ended September 30, 2018 versus the same period in 2017 reflecting cost control initiatives, partially offset by higher bad debt expense in 2018, which included an $8.3 million charge due to a client-related bankruptcy and higher performance-based compensation expense. As a percentage of net sales, selling, general and administrative expenses decreased from 13.0% to 12.4% for the nine months ended September 30, 2018 versus the same period in 2017.

For the nine months ended September 30, 2018, net restructuring and other expenses of $22.8 million decreased $23.9 million versus the same period in 2017. These expenses included $11.2 million for employee termination costs and $12.0 million for lease termination and other restructuring charges for the nine months ended September 30, 2018. We also recorded $1.7 million of other charges for multi-employer pension plan withdrawal obligations unrelated to facility closures. The remainder is related to a $5.4 million gain on the sale of previously impaired assets, offset by $3.3 million of impairment charges related to facility closures. See Note 6, Restructuring and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $5.6 million to $137.5 million for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $20.7 million and $21.6 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, we completed the sale of our Print Logistics business and recorded a pre-tax gain of $4.5 million, which is reflected in Other operating income.

Income from operations for the nine months ended September 30, 2018 was $118.6 million, an increase of $9.1 million, or 8.3%, compared to the nine months ended September 30, 2017.

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$125.7	$137.3	$(11.6)	(8.4%)
Investment and other income-net	(14.7)	(59.6)	(44.9)	(75.3%)
Loss on debt extinguishments	0.1	20.1	(20.0)	(99.5%)

Net interest expense decreased by $11.6 million for the nine months ended September 30, 2018 versus the same period in 2017, primarily due to lower average borrowings and interest rates during nine months ended September 30, 2018.

Net investment and other income for the nine months ended September 30, 2018 was $14.7 million and principally comprised of net pension and OPEB income. Net investment and other income for the nine months ended September 30, 2017 was $59.6 million and included a non-cash net realized gain of $94.0 million on the retained shares of Donnelley Financial exchanged for certain of our senior notes outstanding, a gain of $1.3 million resulting from the sale of certain of our affordable housing investments and net pension and OPEB income, partially offset by a net realized loss of $51.6 million resulting from the sale of our retained shares of LSC.

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

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$7.5	$11.7	$(4.2)	(35.9%)
Income tax benefit	(5.4)	(7.4)	(2.0)	27.0%
Effective income tax rate - benefit	72.0%	63.2%

The effective income tax rate for the nine months ended September 30, 2018 was a benefit of 72.0% and is primarily driven by adjustments to the provisional amounts related to the Tax Act, the inability to recognize a tax benefit on certain losses, and the release of a valuation allowance utilized due to the gain on the sale of our Print Logistics business. The effective income tax rate for the nine months ended September 30, 2017 was a benefit of 63.2% and reflects the impact of impairment of goodwill in the Marketing Solutions segment, the inability to recognize a tax benefit on certain losses and the impact of the net gain on disposition of investments. The Donnelley Financial retained shares were disposed in a non-taxable debt-for-equity exchange. The sale of the LSC retained shares generated a capital loss which will be carried forward; however, it was determined at the time of the sale that the benefit of such deferred tax asset would not be fully realized and a valuation allowance was recorded.

Income attributable to noncontrolling interests was $1.2 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Net income attributable to RRD common stockholders, excluding the impact from non-controlling interests, for the nine months ended September 30, 2018 was $11.7 million, or $0.17 per diluted share, compared to $18.4 million, or $0.26 per diluted share, for the nine months ended September 30, 2017.

Information by Segment

Business Services

	Nine Months Ended
	September 30,
	2018	2017
	(in millions, except percentages)
Net sales	$4,188.3	$4,165.7
Income from operations	152.9	152.8
Operating margin	3.7%	3.7%
Restructuring and other-net	11.6	14.0
Other operating income	(4.6)	—

Net sales for the Business Services segment for the nine months ended September 30, 2018 were $4,188.3 million, an increase of $22.6 million, or 0.5%, compared to 2017. Net sales decreased $106.4 million due to the disposition of our Print Logistics business. The increase in net sales was due to higher volume in packaging and the remaining logistics business and $32.6 million of favorable changes in foreign exchange rates, partially offset by lower volume in commercial print due to ongoing secular pressure, lower specialty card sales and price pressures across the segment. The following table summarizes net sales by products and services in the Business Services segment:

	Nine Months Ended
	September 30,
Products and Services	2018	2017	$ Change	% Change
	(in millions, except percentages)
Commercial print	$1,421.3	$1,495.9	$(74.6)	(5.0%)
Logistics	880.3	904.4	(24.1)	(2.7%)
Statements	436.4	439.8	(3.4)	(0.8%)
Labels	355.5	343.5	12.0	3.5%
Packaging	474.0	377.5	96.5	25.6%
Supply chain management	242.2	226.1	16.1	7.1%
Forms	195.5	213.4	(17.9)	(8.4%)
Business process outsourcing	183.1	165.1	18.0	10.9%
Total Business Services	$4,188.3	$4,165.7	$22.6	0.5%

Business Services segment income from operations increased $0.1 million for the nine months ended September 30, 2018, primarily due to cost control initiatives and an increase in OPEB income, partially offset by price pressures, the unfavorable impact from changes in foreign exchange rates, an unfavorable mix in sales, higher cost of transportation in logistics, cost inflation, including higher paper costs in our products in Asia and operational inefficiencies due to volume reductions from two clients.

Marketing Solutions

	Nine Months Ended
	September 30,
	2018	2017
	(in millions, except percentages)
Net sales	$848.5	$848.1
Income from operations	32.7	5.4
Operating margin	3.9%	0.6%
Restructuring and other-net	3.7	25.0

Net sales for the Marketing Solutions segment for the nine months ended September 30, 2018 were $848.5 million, an increase of $0.4 million compared to 2017. Net sales increased primarily due to higher volume in direct mail, mostly offset by lower volume in digital and creative solutions as we continue our shift away from traditional pre-media services for non-core market segments and lower volume in digital print and fulfillment. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Nine Months Ended
	September 30,
Products and Services	2018	2017	$ Change	% Change
	(in millions, except percentages)
Direct mail	$427.5	$397.2	$30.3	7.6%
Digital print and fulfillment	332.6	342.7	(10.1)	(2.9%)
Digital and creative solutions	88.4	108.2	(19.8)	(18.3%)
Total Marketing Solutions	$848.5	$848.1	$0.4	-

Marketing Solutions segment income from operations increased $27.3 million to $32.7 million for the nine months ended September 30, 2018, primarily due to lower restructuring and impairment charges and cost control initiatives, partially offset by lower volume in digital and creative solutions.

Corporate

Corporate operating expenses during the nine months ended September 30, 2018 were $67.0 million, an increase of $18.3 million compared to the same period in 2017. The increase was primarily driven by higher healthcare costs and higher bad debt expense in 2018 due to a client-related bankruptcy, lower allocation recoveries and a favorable legal settlement in 2017, partially offset by cost control initiatives. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended
	September 30,
	2018	2017
	(in millions)
Operating expenses	$67.0	$48.7
Spinoff-related transaction expenses	—	3.3
Restructuring and other-net	7.5	7.7

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have sufficient liquidity to support our ongoing operations and to invest in future growth to create value for our stockholders. Operating cash flows and available capacity under our asset-based senior secured revolving credit facility are our primary sources of liquidity and are expected to be used for, among other things, capital expenditures necessary to support productivity improvement and growth, completion of restructuring programs, acquisitions, payment of interest and principal on our long-term debt obligations, and distributions to stockholders that may be approved by the Board of Directors.

The following describes our cash flows for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30,
	2018	2017	$ Change
	(in millions)
Net cash used in operating activities	$(63.9)	$(3.2)	$(60.7)
Net cash provided by investing activities	25.9	42.9	(17.0)
Net cash provided by (used in) financing activities	46.7	(141.0)	187.7
Effect of exchange rates on cash, cash equivalents and restricted cash	(14.0)	13.2	(27.2)
Net decrease in cash, cash equivalents and restricted cash	$(5.3)	$(88.1)	$82.8

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $63.9 million for the nine months ended September 30, 2018 compared to $3.2 million during the same period in 2017. The increase in net cash used in operating activities related primarily to net unfavorable changes in working capital, principally a reduction in accounts payable.

Included in net cash used in operating activities were the following operating cash outflows:

	Nine Months Ended
	September 30,
	2018	2017	$ Change
	(in millions)
Income tax payments, net of tax refunds	$14.4	$13.4	$1.0
Interest payments, net of interest income	118.0	131.5	(13.5)

Net cash provided by investing activities for the nine months ended September 30, 2018 was $25.9 million compared to $42.9 million during the same period in 2017. Capital expenditures were $72.7 million during the first nine months of 2018, a decrease of $4.5 million as compared to the same period of 2017. For the nine months ended September 30, 2018, cash provided by investing activities included $55.1 million cash proceeds from the sale of our Print Logistics business, net of $4.9 million cash included in the disposition, $32.1 million cash received as a non-refundable deposit for the expected sale of a facility and cash proceeds from the sale of investments and other assets of $17.8 million. For the nine months ended September 30, 2017, cash provided by investing activities included net proceeds of $121.4 million from the sale of our retained interest in LSC.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $46.7 million compared to net cash used in financing activities of $141.0 million in the same period in 2017. During the nine months ended September 30, 2018, we increased our borrowings under credit facilities by $26.0 million compared to $165.0 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we paid approximately $200.4 million to repurchase certain senior notes and debentures outstanding through borrowings under our credit facilities. Dividends paid were $21.8 and $29.4 million during the nine months ended September 30, 2018 and 2017, respectively. Additionally, during the nine months ended September 30, 2017, we paid the final spinoff-related obligations of $78.0 million to LSC and Donnelley Financial as required by the Separation and Distribution agreement.

LIQUIDITY

Cash and cash equivalents of $247.0 million as of September 30, 2018 included $33.1 million in the U.S. and $213.9 million at international locations. We have recognized deferred tax liabilities of $5.7 million as of September 30, 2018 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries, if repatriated to the U.S., may be subject to additional tax which would depend on income tax laws and circumstances at the time of distribution. In addition, repatriation of some foreign cash balances is further restricted by local laws. We regularly evaluate whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about our future operating and liquidity needs of the Company and our foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or our financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in Cash and cash equivalents at September 30, 2018 were $64.4 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

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

There were $242.0 million of borrowings under the Credit Agreement as of September 30, 2018.

The current availability under the Credit Agreement as of September 30, 2018 is shown in the table below:

September 30, 2018
Availability	(in millions)
Credit Agreement	$800.0
Availability reduction due to available borrowing base	78.6
$721.4
Usage
Borrowings under the Credit Agreement	$242.0
Outstanding letters of credit	34.2
$276.2

Current availability at September 30, 2018	$445.2
Cash and cash equivalents	247.0
Total available liquidity (a)	$692.2
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

As of September 30, 2018, we were in compliance with the debt covenants under the Credit Agreement and expect to remain in compliance based on our estimates of operating and financial results for 2018 and the foreseeable future. As of September 30, 2018, we met all the conditions required to borrow under the Credit Agreement and we expect to continue to meet the borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of our committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by eight U.S. financial institutions.

As of September 30, 2018, we had $201.7 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). There were $122.4 million in outstanding letters of credit, bank guarantees and bank acceptance drafts which reduced availability, of which $34.2 million were issued under the Credit Agreement. Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $291.5 million as of September 30, 2018.

Our liquidity may be affected by our credit ratings. During the first quarter of 2018, Moody’s Investors Service, Inc. (“Moody’s”) downgraded our long-term corporate credit rating from B1 to B2 and downgraded the senior unsecured debt credit rating from B2 to B3. The outlook remained stable. During the third quarter of 2018, S&P Global Ratings (“S&P”) affirmed our long-term credit rating but revised the outlook from stable to negative and lowered the credit ratings on the senior unsecured debt from B to B-. Our S&P and Moody’s credit ratings as of September 30, 2018 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	B, Neg	B2, Stable
Senior unsecured debt	B-	B3
Term Loan Credit Agreement	B+	B1

During the fourth quarter of 2017, we entered into an agreement to sell a building and transfer the related land use rights to a third party for a facility in an international location. During the three months ended December 31, 2017 and nine months ended September 30, 2018, we received non-refundable deposits in accordance with the terms of the agreement of approximately $12.5 million and $32.1 million, respectively, which are recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Additional deposits will be paid to us in accordance with the agreement. Gross proceeds, including deposits, from the sale are expected to be approximately $250.0 million and we expect the transaction to close in 2020 following receipt of government approvals and satisfaction of closing conditions. Final cash proceeds are subject to foreign currency changes. As of September 30, 2018, we continue to classify the carrying cost of the building within property, plant and equipment and record depreciation expense. The carrying cost of the land use rights are classified in Other noncurrent assets and we continue to record amortization expense. The combined carrying cost of the building and land use rights is not significant.

On October 15, 2018, we entered into a $550.0 million senior secured Term Loan B credit facility pursuant to a credit agreement (the “Term Loan Credit Agreement”). Proceeds from the Term Loan Credit Agreement, net of a $5.5 million discount, were used to repurchase certain senior notes, pay transaction fees and repay a portion of borrowings under the Credit Agreement.

Our obligations under the Term Loan Credit Agreement are guaranteed by certain of our domestic subsidiaries (the “Guarantors”) and are secured by a security interest in substantially all of our assets and certain of our domestic subsidiaries (the “Collateral”). Collateral consisting of accounts receivable, inventory, equipment, money, deposit accounts, securities accounts, investment property, and, to the extent related to the foregoing, general intangibles, documents, instruments and chattel paper, as well as 65% of the equity interests of their first-tier foreign subsidiaries secures our obligations and of the Guarantors under the Term Loan Credit Agreement and related guarantees on a second-priority basis (collectively the “ABL Priority Collateral”), and all other Collateral other than the ABL Priority Collateral secures our obligations and of the Guarantors under the Term Loan Credit Agreement and related guarantees on a first-priority basis, in each case, subject to permitted liens.

The Term Loan Credit Agreement contains customary affirmative and negative covenants including negative covenants restricting, among other things, our ability to incur debt, make investments, make certain restricted payments (including payments on certain other debt), incur liens securing other debt, consummate certain fundamental transactions, enter into transactions with affiliates and consummate asset sales. The Term Loan Credit Agreement requires that the net cash proceeds of significant asset sales be used to prepay borrowings under the Term Loan Credit Agreement, except in certain circumstances, including the reinvestment of net cash proceeds in assets useful to our business, repayment of borrowings under our Credit Agreement or the funding of debt tenders, in each case, subject to certain restrictions and limitations set forth in the Term Loan Credit Agreement.

The Term Loan Credit Agreement is scheduled to mature on January 15, 2024, at which time all amounts outstanding under the Term Loan Credit Agreement will be due and payable. Principal payments of $1.4 million are due quarterly. Borrowings will bear interest at a Eurocurrency rate plus a margin of 5% or a base rate plus a margin of 4%.

On October 15, 2018, we repurchased $172.6 million and $257.4 million in aggregate principal amount of the 7.625% senior notes due 2020 and 7.875% senior notes due 2021, respectively, pursuant to a tender offer. We expect to record a loss on debt extinguishment of approximately $31.6 million in the fourth quarter of 2018 on the repurchase of the bonds, representing tender premiums paid of $29.0 million, write-off of unamortized debt issuance costs of $1.5 million and fees and expenses of $1.1 million.

On October 15, 2018, we entered into Amendment No. 1 to the Credit Agreement, which amends the Credit Agreement to, among other things, permit (i) the incurrence of the debt pursuant to the Term Loan Credit Agreement and (ii) the incurrence of a lien on the ABL Priority Collateral to secure our obligations under the Term Loan Credit Agreement and related guarantees on a second-priority basis.

Dividends

During the nine months ended September 30, 2018, we paid cash dividends of $21.8 million. On October 23, 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per common share, payable on December 3, 2018 to stockholders of record on November 15, 2018.

MANAGEMENT OF MARKET RISK

We are exposed to interest rate risk on our variable debt and price risk on our fixed-rate debt. At September 30, 2018, our variable-interest borrowings were $291.5 million. Approximately 86.7% of our outstanding debt was comprised of fixed-rate debt as of September 30, 2018.

We regularly assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2018 and December 31, 2017 by approximately $39.0 million and $48.9 million, respectively.

We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of our various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, we are exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of September 30, 2018 and December 31, 2017, the aggregate notional amount of outstanding foreign currency contracts was approximately $124.2 million and $215.9 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized (losses) gains from these foreign currency contracts were gains of $1.1 million at September 30, 2018 and $2.2 million at December 31, 2017. We do not use derivative financial instruments for trading or speculative purposes.

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

•	increased pricing pressure as a result of the competitive environment in which we operate;
•	successful negotiation, execution and integration of acquisitions;
•	the ability of the Company to execute on its portfolio optimization strategies, including potential sales of non-core assets;
•	increasing health care and benefits costs for employees and retirees;
•	changes in our pension and other postretirement obligations;
•	adverse trends or events in our operations outside of the United States;
•	the effect of inflation, changes in currency exchange rates and changes in interest rates;
•	catastrophic events which may damage our facilities or otherwise disrupt the business;
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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2018 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2018 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	2,671	$5.76	—	$—
August 1, 2018 - August 31, 2018	—	—	—	$—
September 1, 2018 - September 30, 2018	—	—	—	$—
Total	2,671	$5.76	—

a)	Shares withheld for tax liabilities upon vesting of equity awards.

___________________________________

The Credit Agreement generally allows annual dividend payments of up to $60.0 million in aggregate, though additional dividends may be allowed subject to certain conditions.

Item 4: Mine Safety Disclosures

Not applicable

Item 6. Exhibits

10.1

Credit Agreement, dated as of October 15, 2018, among R. R. Donnelley and Sons Company, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2018)

10.2

Amendment No. 1 to Credit Agreement, dated as of October 15, 2018, among R. R. Donnelley and Sons Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2018)

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

Date: October 31, 2018