Form 10-Q
period 2019-03-31
RR Donnelley & Sons Co
filed 2019-05-01
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 29, 2019, 70.8 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$274.3	$370.6
Receivables, less allowances for doubtful accounts of $25.5 in 2019 (2018 - $25.9)	1,203.6	1,298.3
Inventories (Note 3)	326.1	329.7
Prepaid expenses and other current assets	122.2	101.1
Total current assets	1,926.2	2,099.7
Property, plant and equipment-net (Note 4)	530.9	531.3
Goodwill (Note 5)	552.4	553.4
Other intangible assets-net (Note 5)	106.9	113.3
Deferred income taxes	65.9	66.9
Operating lease assets (Note 13)	214.3	—
Other noncurrent assets	270.8	276.2
Total assets	$3,667.4	$3,640.8
LIABILITIES
Accounts payable	$771.8	$987.3
Accrued liabilities and other	326.4	347.4
Short-term operating lease liabilities (Note 13)	69.5	—
Short-term and current portion of long-term debt (Note 14)	38.1	216.2
Total current liabilities	1,205.8	1,550.9
Long-term debt (Note 14)	2,133.7	1,875.3
Pension liabilities	94.6	97.9
Other postretirement benefits plan liabilities	67.2	67.8
Long-term income tax liability	91.1	91.1
Long-term operating lease liabilities (Note 13)	146.2	—
Other noncurrent liabilities	178.8	203.2
Total liabilities	3,917.4	3,886.2
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2019 and 2018	0.9	0.9
Additional paid-in-capital	3,352.7	3,404.0
Accumulated deficit	(2,234.0)	(2,225.7)
Accumulated other comprehensive loss	(152.4)	(153.8)
Treasury stock, at cost, 18.2 shares in 2019 (2018 - 18.6 shares)	(1,231.7)	(1,285.5)
Total RRD stockholders' equity	(264.5)	(260.1)
Noncontrolling interests	14.5	14.7
Total equity	(250.0)	(245.4)
Total liabilities and equity	$3,667.4	$3,640.8

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Products net sales	$1,230.9	$1,286.6
Services net sales	291.0	421.2
Total net sales	1,521.9	1,707.8

Products cost of sales (exclusive of depreciation and amortization)	1,008.8	1,051.9
Services cost of sales (exclusive of depreciation and amortization)	234.8	361.2
Total cost of sales	1,243.6	1,413.1

Products gross profit	222.1	234.7
Services gross profit	56.2	60.0
Total gross profit	278.3	294.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	199.6	214.6
Restructuring and other-net (Note 6)	17.1	0.8
Depreciation and amortization	42.7	47.2
Other operating income	(4.4)	(0.1)
Income from operations	23.3	32.2
Interest expense-net	40.1	41.7
Investment and other income-net	(4.5)	(5.6)
Loss on debt extinguishment	—	0.1
Loss before income taxes	(12.3)	(4.0)
Income tax (benefit) expense	(3.8)	5.3
Net loss	(8.5)	(9.3)
Less: Income attributable to noncontrolling interests	0.3	0.3
Net loss attributable to RRD common stockholders	$(8.8)	$(9.6)

Net loss per share attributable to RRD common stockholders (Note 10):
Basic net loss per share	$(0.12)	$(0.14)
Diluted net loss per share	$(0.12)	$(0.14)

Weighted average number of common shares outstanding:
Basic	70.8	70.3
Diluted	70.8	70.3

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(8.5)	$(9.3)

Other comprehensive income, net of tax (Note 11):
Translation adjustments	1.2	18.9
Adjustment for net periodic pension and postretirement benefits plan cost	(0.2)	2.6
Other	0.6	—
Other comprehensive income	1.6	21.5
Comprehensive (loss) income	(6.9)	12.2
Less: comprehensive income attributable to noncontrolling interests	0.5	0.8
Comprehensive (loss) income attributable to RRD common stockholders	$(7.4)	$11.4

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(8.5)	$(9.3)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42.7	47.2
Provision for doubtful accounts receivable	3.9	8.4
Share-based compensation	3.4	1.2
Deferred income taxes	1.8	3.9
Net pension and other postretirement benefits plan income	(4.0)	(3.8)
Other	1.1	(0.7)
Changes in operating assets and liabilities:
Accounts receivable-net	88.6	74.0
Inventories	1.4	15.4
Prepaid expenses and other current assets	(6.9)	(5.8)
Accounts payable	(213.3)	(240.9)
Income taxes payable and receivable	(30.9)	(0.8)
Accrued liabilities and other	(7.3)	(22.8)
Pension and other postretirement benefits plan contributions	(2.0)	(6.3)
Net cash used in operating activities	(130.0)	(140.3)
INVESTING ACTIVITIES
Capital expenditures	(37.4)	(21.5)
Proceeds from sales of investments and other assets	0.3	47.7
Disposition of businesses	(0.7)	0.3
Other investing activities	(0.3)	1.2
Net cash (used in) provided by investing activities	(38.1)	27.7
FINANCING ACTIVITIES
Proceeds from other short-term debt	—	38.9
Payments on other short-term debt	(6.5)	(3.5)
Payments of current maturities and long-term debt	(173.7)	(0.1)
Proceeds from credit facility borrowings	512.0	366.0
Payments on credit facility borrowings	(253.0)	(324.0)
Dividends paid	(2.1)	(9.8)
Payments of withholding taxes on share-based compensation	(0.9)	(0.7)
Other financing activities	(1.0)	(0.7)
Net cash provided by financing activities	74.8	66.1
Effect of exchange rate on cash, cash equivalents and restricted cash	2.5	4.4
Net decrease in cash, cash equivalents and restricted cash	(90.8)	(42.1)
Cash, cash equivalents and restricted cash at beginning of year	403.6	301.5
Cash, cash equivalents and restricted cash at end of period	$312.8	$259.4

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (“RRD,” the “Company,” “we,” “us,” and “our”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at March 31, 2019 and December 31, 2018 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$274.3	$370.6
Restricted cash - current (a)	38.4	32.9
Restricted cash - noncurrent (b)	0.1	0.1
Total cash, cash equivalents and restricted cash	$312.8	$403.6

(a)	Included within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets
(b)	Included within Other noncurrent assets within the Condensed Consolidated Balance Sheets

Cash payments for income taxes were $26.4 million and $9.2 million for the three months ended March 31, 2019 and 2018, respectively. Cash refunds for income taxes were $0.7 million and $7.1 million for the three months ended March 31, 2019 and 2018, respectively. Income taxes receivable of $27.9 million and $11.7 million as of March 31, 2019 and December 31, 2018, respectively, are included within Prepaid expenses and other current assets.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	Three Months Ended
	March 31,
	2019	2018
Products
Commercial print	$422.4	$462.2
Statements	149.5	159.8
Direct marketing	148.5	148.1
Packaging	139.5	141.4
Labels	120.5	117.5
Digital print and fulfillment	109.6	110.8
Supply chain management	78.5	79.8
Forms	62.4	67.0
Total products net sales	$1,230.9	$1,286.6
Services
Logistics	$201.7	$327.2
Business process outsourcing	61.8	61.2
Digital and creative solutions	27.5	32.8
Total services net sales	$291.0	$421.2
Total net sales	$1,521.9	$1,707.8

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

Logistics

We generate revenue by providing specialized transportation and distribution services using our third party logistics solutions. These services are comprised of freight services, including truckload, less-than-truckload, intermodal and international freight forwarding; international mail and parcel distribution; and courier services including same day and next day delivery. As discussed in Note 16, Dispositions, we sold our Print Logistics business on July 2, 2018. Print Logistics services included the distribution of retail and newsstand printed materials.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Contract Balances

The following table provides information about contract assets and liabilities from contracts with clients:

	Contract Assets	Contract Liabilities
	Short-Term	Short-Term	Long-Term
Balance at December 31, 2018	$2.7	$16.5	$0.6
Balance at March 31, 2019	3.7	12.0	0.5

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations.

Revenue recognized during the three months ended March 31, 2019 from amounts included in contract liabilities at the beginning of the period was approximately $9.6 million. During the three months ended March 31, 2019, we reclassified $2.7 million of contract assets to receivables as a result of the completion of the performance obligation and the right to the consideration becoming unconditional.

3. Inventories

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Raw materials and manufacturing supplies	$142.2	$153.1
Work in process	75.0	75.1
Finished goods	127.5	120.1
LIFO reserve	(18.6)	(18.6)
Total inventories	$326.1	$329.7

4. Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Land	$51.1	$51.0
Buildings	395.1	389.5
Machinery and equipment	1,807.6	1,797.1
	2,253.8	2,237.6
Less: Accumulated depreciation	(1,722.9)	(1,706.3)
Total property, plant and equipment-net	$530.9	$531.3

During the three months ended March 31, 2019 and 2018 depreciation expense was $28.3 million and $33.3 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. During the three months ended March 31, 2018, we received non-refundable deposits in accordance with the terms of the agreement of approximately $32.1 million which are recorded in Other noncurrent liabilities on the Consolidated Balance Sheets. As of March 31, 2019, we continue to classify the carrying cost of the building within property, plant and equipment and record depreciation expense. The combined carrying cost of the building and land use rights is not significant.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

5. Goodwill and Other Intangible Assets

The carrying amount of goodwill at March 31, 2019 and December 31, 2018 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2018
Goodwill	$2,604.3	$519.5	$3,123.8
Accumulated impairment losses	(2,316.3)	(254.1)	(2,570.4)
Total	288.0	265.4	553.4
Foreign exchange	(1.0)	—	(1.0)

Net book value as of March 31, 2019
Goodwill	2,618.4	519.5	3,137.9
Accumulated impairment losses	(2,331.4)	(254.1)	(2,585.5)
Total	$287.0	$265.4	$552.4

The components of other intangible assets at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$513.5	$(424.5)	$89.0	$520.3	$(425.5)	$94.8
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	25.2	(24.8)	0.4	25.7	(25.2)	0.5
Trade names	34.7	(17.2)	17.5	34.6	(16.6)	18.0
Total other intangible assets	$575.4	$(468.5)	$106.9	$582.6	$(469.3)	$113.3

Amortization expense for other intangible assets was $6.4 million and $7.0 million for the three months ended March 31, 2019 and 2018, respectively.

6. Restructuring and Other

For the three months ended March 31, 2019 and 2018, we recorded the following net restructuring and other expenses:

	Three Months Ended
	March 31, 2019
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Total
Business Services	$7.8	$4.7	$0.6	$0.1	$13.2
Marketing Solutions	0.1	—	0.1	—	0.2
Corporate	0.2	3.5	—	—	3.7
Total	$8.1	$8.2	$0.7	$0.1	$17.1

	Three Months Ended
	March 31, 2018
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Total
Business Services	$1.8	$0.8	$0.7	$(4.9)	$(1.6)
Marketing Solutions	1.1	—	0.1	0.3	1.5
Corporate	0.3	0.6	—	—	0.9
Total	$3.2	$1.4	$0.8	$(4.6)	$0.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and Other

For the three months ended March 31, 2019, we recorded net restructuring charges of $8.1 million for employee termination costs. These charges primarily relate to the planned relocation of a printing facility in Shenzhen, China, other announced facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. Other restructuring charges of $8.2 million are primarily comprised of increased reserves for employee termination litigation, environmental matters and lease terminations. We also recorded multi-employer pension plan (“MEPP”) withdrawal obligation charges of $0.7 million and impairment charges related to facility closures of $0.1 million for the three months ended March 31, 2019.

For the three months ended March 31, 2018, we recorded net restructuring charges of $3.2 million for employee termination costs. These charges primarily related to the reorganization of selling, general and administrative functions across each segment and an announced facility closure in the Business Services segment. We also incurred charges for lease termination and other restructuring of $1.4 million and MEPP withdrawal obligations of $0.8 million for the three months ended March 31, 2018. Additionally, we recorded a $4.9 million net gain on the sale of previously impaired assets in the Business Services segment. These assets were impaired in 2015.

Restructuring and MEPP Reserves

Restructuring and MEPP reserves as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019, were as follows:

		Restructuring	Foreign
	December 31,	and Other	Exchange and	Cash	March 31,
	2018	Charges	Other	Paid	2019
Employee terminations	$4.8	$8.1	$(1.1)	$(2.4)	$9.4
MEPP withdrawal obligations	44.2	0.7	—	(1.6)	43.3
Lease terminations and other	6.2	8.2	0.1	(3.5)	11.0
Total	$55.2	$17.0	$(1.0)	$(7.5)	$63.7

The current portion of restructuring reserves of $22.9 million at March 31, 2019 was included in Accrued liabilities and other, while the long-term portion of $40.8 million, primarily related to MEPP withdrawal obligations, employee terminations in litigation and lease termination costs, was included in Other noncurrent liabilities at March 31, 2019. The total liabilities for the withdrawal obligations associated with our decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $6.6 million and $36.7 million, respectively, as of March 31, 2019.

We anticipate that payments associated with the employee terminations reflected in the above table will be substantially completed by March 2020, excluding employee terminations in litigation within the Business Services segment.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

7. Retirement Plans

Components of net pension and other postretirement benefits plan (“OPEB”) income for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
Pension expense (income):
Service cost	$0.2	$0.2
Interest cost	8.4	7.8
Expected return on plan assets	(11.6)	(12.6)
Amortization, net	1.5	2.0
Settlements	—	0.3
Net pension income	$(1.5)	$(2.3)

OPEB expense (income):
Service cost	$—	$0.4
Interest cost	2.6	2.6
Expected return on plan assets	(3.3)	(3.5)
Amortization, net	(1.8)	(0.7)
Net OPEB income	$(2.5)	$(1.2)

During the three months ended March 31, 2019, we contributed $2.0 million to our retirement plans.

8. Share-Based Compensation

Share-based compensation expense totaled $3.4 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

In March 2019, we awarded our annual share-based compensation grants, which consisted of 0.6 million restricted stock units with a grant date fair value of $4.77 per unit and 0.6 million performance share units also with a grant date fair value of $4.77 per unit. The restricted stock units are subject to a three year graded vesting period and the performance share units are subject to a 34 month cliff vesting period. Dividends are not paid on restricted stock units.

In addition, during the three months ended March 31, 2019, we granted 1.3 million cash-settled restricted stock units (“phantom restricted stock units”) and 0.4 million cash-settled performance stock units (“phantom performance stock units”). Our share price on the date of grant was $5.03. The phantom restricted stock units vest and are payable in three equal installments over a period of three years after the grant date. The phantom performance stock units are subject to a 34 month cliff vesting period. Phantom stock units are not shares of our common stock and therefore the recipients of these awards do not receive ownership interest in the Company or stockholder voting rights. Phantom stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. All phantom stock unit awards are classified as liability awards due to their expected settlement in cash, and are included in Accrued liabilities and other in the Condensed Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair value of the awards at the end of each reporting period. Dividends are not paid on phantom stock units.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

9. Equity

Our equity as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2018	$0.9	$3,404.0	$(1,285.5)	$(2,225.7)	$(153.8)	$(260.1)	$14.7	$(245.4)
Net (loss) income				(8.8)		(8.8)	0.3	(8.5)
Other comprehensive loss					1.4	1.4	0.2	1.6
Share-based compensation		3.4				3.4		3.4
Issuance of share-based awards, net of withholdings and other		(54.7)	53.8			(0.9)		(0.9)
Cash dividends paid				(2.1)		(2.1)		(2.1)
Cumulative impact of adopting ASU 2016-02, net of tax				2.6		2.6		2.6
Distributions to noncontrolling interests							(0.7)	(0.7)
Balance at March 31, 2019	$0.9	$3,352.7	$(1,231.7)	$(2,234.0)	$(152.4)	$(264.5)	$14.5	$(250.0)

Our equity as of December 31, 2017 and March 31, 2018, and changes during three months ended March 31, 2018, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2017	$0.9	$3,444.0	$(1,333.1)	$(2,225.7)	$(103.7)	$(217.6)	$14.7	$(202.9)
Net (loss) income				(9.6)		(9.6)	0.3	(9.3)
Other comprehensive loss					21.0	21.0	0.5	21.5
Share-based compensation		1.2				1.2		1.2
Issuance of share-based awards, net of withholdings and other		(32.7)	31.9	(0.1)		(0.9)		(0.9)
Cash dividends paid				(9.8)		(9.8)		(9.8)
Cumulative impact of adopting ASU 2014-09, net of tax				12.9		12.9		12.9
Distributions to noncontrolling interests							(1.0)	(1.0)
Balance at March 31, 2018	$0.9	$3,412.5	$(1,301.2)	$(2,232.3)	$(82.7)	$(202.8)	$14.5	$(188.3)

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

During the three months ended March 31, 2019 and 2018, no shares of common stock were purchased by us; however, shares were withheld for tax liabilities upon the vesting of equity awards.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
Net loss per share attributable to RRD common stockholders:
Basic	$(0.12)	$(0.14)
Diluted	$(0.12)	$(0.14)

Numerator:
Net loss attributable to RRD common stockholders	$(8.8)	$(9.6)

Denominator:
Weighted average number of common shares outstanding - Basic and Diluted	70.8	70.3

Weighted average number of anti-dilutive share-based awards:
Stock options	0.6	1.1
Restricted stock units	0.7	0.9
Total	1.3	2.0

Dividends declared per common share	$0.03	$0.14

11. Other Comprehensive Income

The components of other comprehensive income and income tax (benefit) expense allocated to each component for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$1.2	$—	$1.2	$18.9	$—	$18.9
Adjustment for net periodic pension and OPEB cost	(0.3)	(0.1)	(0.2)	3.6	1.0	2.6
Other	—	(0.6)	0.6	—	—	—
Other comprehensive income	$0.9	$(0.7)	$1.6	$22.5	$1.0	$21.5

Accumulated other comprehensive (loss) income by component as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019, were as follows:

	Pension and OPEB Cost	Translation Adjustments	Other	Total
Balance at December 31, 2018	$(155.2)	$1.4	$—	$(153.8)
Other comprehensive income before reclassifications	—	5.5	0.6	6.1
Amounts reclassified from accumulated other comprehensive loss	(0.2)	(4.5)	—	(4.7)
Net change in accumulated other comprehensive (loss) income	(0.2)	1.0	0.6	1.4
Balance at March 31, 2019	$(155.4)	$2.4	$0.6	$(152.4)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive (loss) income by component as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(144.6)	$40.9	$(103.7)
Other comprehensive income before reclassifications	1.4	18.4	19.8
Amounts reclassified from accumulated other comprehensive loss	1.2	—	1.2
Net change in accumulated other comprehensive (loss) income	2.6	18.4	21.0
Balance at March 31, 2018	$(142.0)	$59.3	$(82.7)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Classification in the Condensed
	2019	2018	Consolidated Statements of Operations
Translation Adjustments:
Net realized gain, before tax	$(4.5)	$—	Other operating income
Reclassification, net of tax	$(4.5)	$—

Amortization of pension and OPEB cost:
Net actuarial loss	$1.5	$2.0	Investment and other income-net
Net prior service credit	(1.8)	(0.7)	Investment and other income-net
Settlements	—	0.3	Investment and other income-net
Reclassifications before tax	(0.3)	1.6
Income tax (benefit) expense	(0.1)	0.4
Reclassification, net of tax	(0.2)	1.2
Total reclassifications, net of tax	$(4.7)	$1.2

12. Segment Information

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

	Three Months Ended
	March 31, 2019
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	March 31, 2019
Business Services	$1,255.9	$(19.6)	$1,236.3	$28.6	$29.3	$23.5	$2,702.4
Marketing Solutions	291.9	(6.3)	285.6	8.5	12.1	9.2	713.9
Total operating segments	1,547.8	(25.9)	1,521.9	37.1	41.4	32.7	3,416.3
Corporate	—	—	—	(13.8)	1.3	4.7	251.1
Total operations	$1,547.8	$(25.9)	$1,521.9	$23.3	$42.7	$37.4	$3,667.4

	Three Months Ended
	March 31, 2018
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2018
Business Services	$1,445.5	$(29.4)	$1,416.1	$39.8	$34.0	$16.7	$2,764.5
Marketing Solutions	298.0	(6.3)	291.7	12.3	11.9	3.0	674.6
Total operating segments	1,743.5	(35.7)	1,707.8	52.1	45.9	19.7	3,439.1
Corporate	—	—	—	(19.9)	1.3	1.8	201.7
Total operations	$1,743.5	$(35.7)	$1,707.8	$32.2	$47.2	$21.5	$3,640.8

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In April 2019, we received a subpoena from the SEC related to previous business dealings with the Brazilian Ministry of Education. We are cooperating with the SEC as they conduct their investigation.

Leases

We determine if an arrangement is a lease at inception. Operating leases are recorded in Operating lease assets, Short-term operating lease liabilities and Long-term operating lease liabilities on the Condensed Consolidated Balance Sheets. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. Operating lease assets also include any lease payments made and are reduced by any lease incentives received. Our lease terms may include options to extend or not terminate the lease when we are reasonably certain that we will exercise any such options. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term.

Our most significant leases are real estate leases for plants, warehouses, storage facilities, offices and other facilities. For real estate leases, we elected the practical expedient permitted under Topic 842 to combine lease and non-lease components. As a result, non-lease components, such as common area maintenance charges, are accounted for as a single lease element. Our remaining operating leases are primarily comprised of leases of machinery and technology equipment. Finance leases are not material.

Certain of our operating lease agreements include variable payments that are passed-through by the landlord, such as insurance, taxes and common area maintenance, payments based on the usage of the asset and rental payments adjusted periodically for inflation. Pass-through charges, payments due to change in usage of the asset and payments due to changes in inflation are included within variable rent expense.

Our lease agreements do not contain material residual value guarantees, restrictions or covenants.

The components of lease expense for the three months ended March 31, 2019 were as follows:

Three Months Ended March 31, 2019
Operating lease cost	$24.6
Variable lease cost	9.3
Short-term lease cost	0.4
Sublease income	(0.3)
Total lease cost	$34.0

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22.0
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$14.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

As of March 31, 2019, the future lease payments under operating leases were as follows:

Year Ended December 31	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$60.2
2020	62.2
2021	45.1
2022	30.2
2023	22.5
2024 and thereafter	31.9
Total lease payments	252.1
Less: Amount representing interest	36.4
Present value of lease obligation	$215.7

Weighted average remaining lease term	4.5 years
Weighted average discount rate	6.7%

Comparative Period Disclosures under Topic 840

Rent expense for facilities in use and equipment was $29.4 million for the three months ended March 31, 2018. Sublease rental income for the three months ended March 31, 2018 was not significant.

As of December 31, 2018, future minimum rental commitments under operating leases were as follows:

Year Ended December 31	Operating Leases
2019	$77.8
2020	56.9
2021	41.3
2022	27.7
2023	21.4
2024 and thereafter	33.4
$258.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

14. Debt

Debt at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Borrowings under the ABL Credit Agreement	$318.0	$59.0
11.25% senior notes due February 1, 2019 (a)	—	172.2
7.625% senior notes due June 15, 2020	65.8	65.8
7.875% senior notes due March 15, 2021	190.4	190.4
8.875% debentures due April 15, 2021	81.0	81.0
7.00% senior notes due February 15, 2022	140.0	140.0
6.50% senior notes due November 15, 2023	290.6	290.6
Term Loan Credit Agreement due January 15, 2024 (b)	543.6	544.7
6.00% senior notes due April 1, 2024	298.3	298.3
6.625% debentures due April 15, 2029	157.9	157.9
8.820% debentures due April 15, 2031	69.0	69.0
Other (c)	32.7	38.9
Unamortized debt issuance costs	(15.5)	(16.3)
Total debt	2,171.8	2,091.5
Less: current portion	(38.1)	(216.2)
Long-term debt	$2,133.7	$1,875.3
(a)	As of December 31, 2018 the interest rate on the 11.25% senior notes due February 1, 2019 had contractually increased to 13.25%.
(b)	As of March 31, 2019 and December 31, 2018, the interest rate on the Term Loan Credit Agreement due January 15, 2024 was 7.50% and 7.51%, respectively.
(c)	Includes miscellaneous debt obligations.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to us for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt was greater than its book value by approximately $13.8 million and less than its book value by approximately $14.4 million at March 31, 2019 and December 31, 2018, respectively.

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

Our obligations under the Term Loan Credit Agreement are guaranteed by our material domestic subsidiaries (the “Guarantors”) and are secured by a security interest in substantially all assets of ours and the Guarantors, including certain material real property, subject to certain exceptions and exclusions. The ABL Priority Collateral secures our obligations and the obligations of the Guarantors under the Term Loan Credit Agreement and related guarantees on a second-priority basis, and all other collateral other than the ABL Priority Collateral secures our obligations and the obligations of the Guarantors under the Term Loan Credit Agreement and related guarantees on a first-priority basis, in each case, subject to permitted liens.

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

On September 29, 2017, we entered into the ABL Credit Agreement which amended and restated our prior $800.0 million senior secured revolving credit facility dated September 30, 2016. The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $800.0 million. The amount available to be borrowed under the ABL Credit Agreement is equal to the lesser of (a) $800.0 million and (b) a borrowing base formula based on the amount of accounts receivable, inventory, machinery, equipment and, if we were to so elect in the future subject to the satisfaction of certain conditions, fee-owned real estate of ours and the Guarantors, subject to certain eligibility criteria and advance rates (collectively, the “Borrowing Base”). The aggregate amount of real estate, machinery and equipment that can be included in the Borrowing Base cannot exceed $200.0 million.

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

Based on our borrowing base as of March 31, 2019 and existing borrowings, we had approximately $378.2 million borrowing capacity available under the ABL Credit Agreement.

The weighted average interest rate on borrowings under our current and prior credit facilities was 3.9% and 3.1% during the three months ended March 31, 2019 and 2018, respectively.

Interest paid, net of interest capitalized, was $38.1 million for the three months ended March 31, 2019 and 2018.

Interest income was $0.8 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

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

We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of our various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, we are exposed to currency risk. Periodically, we use foreign exchange spot and forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the gains and losses associated with the fair values of foreign currency exchange contracts are recognized in the Condensed Consolidated Statements of Operations and are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at March 31, 2019 and December 31, 2018 was $121.3 million and $170.8 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

The total fair value of our foreign currency contracts, which were the only derivatives not designated as hedges, included in Prepaid expenses and other current assets at March 31, 2019 and December 31, 2018, was $0.6 million and $0.9 million, respectively. In addition, there was $0.3 million of these derivatives included in Accrued liabilities and other at both March 31, 2019 and December 31, 2018.

16. Dispositions

On March 31, 2019, our subsidiary, RR Donnelley Editora e Grafica Ltda. (“RRD Brazil”), filed for bankruptcy liquidation in bankruptcy court in Brazil. The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed. As a result of the bankruptcy liquidation, we recorded a gain of $4.6 million in Other operating income for the three months ended March 31, 2019, primarily reflecting the reclassification of cumulative currency translation adjustments into earnings. Subsequent to March 31, 2019, the operating results of RRD Brazil will no longer be included in our consolidated results of operations. RRD Brazil had net sales of $8.8 million and $16.5 million and a loss before income taxes of $4.1 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively. The operations of RRD Brazil were included in the Business Services segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

On July 2, 2018, we completed the sale of our Print Logistics business for $60.0 million cash, of which we received $43.9 million after transaction costs, working capital adjustments and $4.9 million of cash which was included in the disposition. Net proceeds from the sale were used to reduce borrowings outstanding on our ABL Credit Agreement. The disposition resulted in a pre-tax gain of $3.6 million in the third quarter of 2018, which was recorded in Other operating income in the Consolidated Statements of Operations. Income taxes paid as a result of the sale were insignificant due to the utilization of capital loss carryforwards to offset the taxable gain. Prior to the sale, operating results for the Print Logistics business were reported as services within the Business Services segment.

17. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The standard also requires entities to disclose whether or not they elected to reclassify the tax effects related to the Tax Act from accumulated other comprehensive income. The standard allows the option of applying either a retrospective adoption, meaning the standard is applied to all periods in which the effect of the Tax Act is recognized, or applying the amendments in the period of adoption, meaning an adjustment is made to stockholders’ equity as of the beginning of the reporting period. ASU 2018-02 was effective in the first quarter of 2019; however, early adoption was permitted for interim and annual periods, including the reporting period in which the Tax Act was enacted. As of July 1, 2018, we adopted the provisions of ASU 2018-02, which resulted in a decrease to Accumulated deficit and increase to Accumulated other comprehensive loss of $22.0 million.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” which requires lessees to record most leases on the balance sheet. Topic 842 was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The new standard requires a lessee to recognize a right-of use (“ROU”) asset and lease liability on the balance sheet for all leases with a term longer than 12 months and requires additional disclosures. For lessors, Topic 842 also modifies the classification criteria and the accounting for sales-type and direct financing leases. Topic 842 was subsequently amended by ASU No. 2018-01 “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10 “Codification Improvements to Topic 842, Leases”; ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”); ASU No. 2018-20 “Narrow-Scope Improvements for Lessors”; and ASU No. 2019-01 “Leases (Topic 842): Codification Improvements”. ASU 2018-11 provides clarity on separating components of a lease contract and includes an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application.

We adopted the guidance as of January 1, 2019 using the effective date as the date of initial application. Results for the three months ended March 31, 2019 are presented under Topic 842. Information prior to the effective date continues to be presented in accordance with the previous lease guidance, “Leases (Topic 840)”.

We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of those leases in place as of December 31, 2018.

See Note 13, Commitments and Contingencies, for further discussion.

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

Products and Services

We separately report our net sales, related costs of sales and gross profit for our product and service offerings. Our product offerings primarily consist of commercial print, statements, direct marketing, packaging, labels, digital print and fulfillment, supply chain management and forms. Our service offerings primarily consist of logistics, business process outsourcing and digital and creative solutions.

Executive Overview

First Quarter Overview

Net sales decreased by $185.9 million, or 10.9%, for the three months ended March 31, 2019 compared to the same period in 2018. Net sales decreased $107.4 million due to the disposition of our Print Logistics business and $21.3 million due to changes in foreign exchange rates. Net sales also decreased due to lower volume within the Business Services segment.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the three months ended March 31, 2019, we realized cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, as well as facility consolidations.

Net cash used in operating activities for the three months ended March 31, 2019 was $130.0 million as compared to $140.3 million for the three months ended March 31, 2018. The change in net cash flow from operating activities related primarily to improvements in working capital.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

The following table shows the results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Products net sales	$1,230.9	$1,286.6	$(55.7)	(4.3%)
Services net sales	291.0	421.2	(130.2)	(30.9%)
Total net sales	1,521.9	1,707.8	(185.9)	(10.9%)
Products cost of sales (exclusive of depreciation and amortization)	1,008.8	1,051.9	(43.1)	(4.1%)
Services cost of sales (exclusive of depreciation and amortization)	234.8	361.2	(126.4)	(35.0%)
Total cost of sales	1,243.6	1,413.1	(169.5)	(12.0%)
Products gross profit	222.1	234.7	(12.6)	(5.4%)
Services gross profit	56.2	60.0	(3.8)	(6.3%)
Total gross profit	278.3	294.7	(16.4)	(5.6%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	199.6	214.6	(15.0)	(7.0%)
Restructuring and other-net	17.1	0.8	16.3	nm
Depreciation and amortization	42.7	47.2	(4.5)	(9.5%)
Other operating income	(4.4)	(0.1)	(4.3)	nm
Income from operations	$23.3	$32.2	$(8.9)	(27.6%)

Consolidated

Net sales of products for the three months ended March 31, 2019 decreased $55.7 million, or 4.3%, to $1,230.9 million versus the same period in 2018. The first quarter of 2019 included a $19.5 million, or 1.5%, decrease due to changes in foreign exchange rates. Net sales of products also decreased due to lower volume in commercial print due to ongoing secular pressure and lower volume in statements, as well as price pressure, partially offset by higher volume in labels.

Net sales from services for the three months ended March 31, 2019 decreased $130.2 million, or 30.9%, to $291.0 million versus the same period in 2018. Net sales from services decreased $107.4 million due to the disposition of our Print Logistics business. Net sales also decreased due to lower volume in our remaining logistics business and in digital and creative solutions as we continue our shift away from traditional pre-media services for non-core market segments.

Products cost of sales for the three months ended March 31, 2019 decreased $43.1 million, or 4.1%, to $1,008.8 million versus the same period in 2018. Products cost of sales decreased primarily due to changes in foreign exchange rates, cost control initiatives across both segments and lower volume in commercial print, partially offset by cost inflation. As a percentage of net sales, products cost of sales increased 0.2 percentage points for the three months ended March 31, 2019 versus the same period in 2018.

Services cost of sales decreased $126.4 million, or 35.0%, for the three months ended March 31, 2019 versus the same period in 2018, primarily due to the disposition of our Print Logistics business and cost control initiatives. As a percentage of net sales, services cost of sales decreased 5.1 percentage points for the three months ended March 31, 2019 versus the same period in 2018.

Products gross profit decreased $12.6 million to $222.1 million for the three months ended March 31, 2019 versus the same period in 2018, primarily due to lower volume, unfavorable product mix, price pressures and cost inflation, partially offset by changes in foreign exchange rates and cost control initiatives. Products gross margin decreased from 18.2% to 18.0%.

Services gross profit decreased $3.8 million to $56.2 million for the three months ended March 31, 2019 versus the same period in 2018, primarily due to cost inflation. Services gross margin increased from 14.2% in 2018 to 19.3% in 2019 primarily due to the favorable impact from selling our Print Logistics business.

Selling, general and administrative expenses decreased $15.0 million to $199.6 million for the three months ended March 31, 2019 versus the same period in 2018 reflecting the favorable impact from selling our Print Logistics business and cost control initiatives, partially offset by higher performance-based compensation expenses. As a percentage of net sales, selling, general and administrative expenses increased from 12.6% to 13.1% for the three months ended March 31, 2019 versus the same period in 2018.

For the three months ended March 31, 2019, net restructuring and other expenses of $17.1 million increased $16.3 million versus the same period in 2018. These expenses included $8.1 million for employee termination costs, primarily related to the planned relocation of a printing facility in Shenzhen, China. We also recorded other restructuring charges of $8.2 million for the three months ended March 31, 2019 which was primarily comprised of increased reserves for employee termination litigation, environmental matters and lease terminations. See Note 6, Restructuring and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $4.5 million to $42.7 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $6.4 million and $7.0 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the three months ended March 31, 2019 and 2018, respectively.

Other operating income increased by $4.3 million primarily due to the reclassification of cumulative currency translation adjustments into earnings as a result of the bankruptcy liquidation of RRD Brazil on March 31, 2019. See Note 16, Dispositions, for further discussion.

Income from operations for the three months ended March 31, 2019 was $23.3 million, a decrease of $8.9 million, or 27.6%, compared to the three months ended March 31, 2018.

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$40.1	$41.7	$(1.6)	(3.8%)
Investment and other income-net	(4.5)	(5.6)	(1.1)	19.6%

Net interest expense decreased by $1.6 million for the three months ended March 31, 2019 versus the same period in 2018, primarily due to lower average interest rates during three months ended March 31, 2019.

Investment and other income, net, for the three months ended March 31, 2019 and 2018 was $4.5 million and $5.6 million, respectively, and principally comprised of net OPEB and pension income.

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Loss before income taxes	$(12.3)	$(4.0)	$(8.3)	nm
Income tax (benefit) expense	(3.8)	5.3	(9.1)	nm
Effective income tax rate	30.9%	132.5%

The effective income tax rate for the three months ended March 31, 2019 was a benefit of 30.9%. The effective income tax rate for the three months ended March 31, 2018 was an expense of 132.5% and was primarily driven by the inability to recognize a tax benefit on certain losses and limitations on the interest expense deduction.

Income attributable to noncontrolling interests was $0.3 million for the three months ended March 31, 2019 and 2018.

Net loss for the three months ended March 31, 2019 was $8.5 million compared to $9.3 million for the three months ended March 31, 2018.

Information by Segment

Business Services

	Three Months Ended
	March 31,
	2019	2018
	(in millions, except percentages)
Net sales	$1,236.3	$1,416.1
Income from operations	28.6	39.8
Operating margin	2.3%	2.8%
Restructuring and other-net	13.2	(1.6)
Other operating income	(0.1)	(0.1)

Net sales for the Business Services segment for the three months ended March 31, 2019 were $1,236.3 million, a decrease of $179.8 million, or 12.7%, compared to 2018. Net sales decreased $107.4 million due to the disposition of our Print Logistics business and $21.3 million due to changes in foreign exchange rates. The remaining decrease in net sales was primarily due to lower volume in commercial print due to ongoing secular pressure, lower volume in the remaining logistics business and statements and price pressures across the segment, partially offset by higher volume in labels. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	March 31,
Products and Services	2019	2018	$ Change	% Change
	(in millions, except percentages)
Commercial print	$422.4	$462.2	$(39.8)	(8.6%)
Logistics	201.7	327.2	(125.5)	(38.4%)
Statements	149.5	159.8	(10.3)	(6.4%)
Packaging	139.5	141.4	(1.9)	(1.3%)
Labels	120.5	117.5	3.0	2.6%
Supply chain management	78.5	79.8	(1.3)	(1.6%)
Forms	62.4	67.0	(4.6)	(6.9%)
Business process outsourcing	61.8	61.2	0.6	1.0%
Total Business Services	$1,236.3	$1,416.1	$(179.8)	(12.7%)

Business Services segment income from operations decreased $11.2 million to $28.6 million for the three months ended March 31, 2019, primarily due to higher restructuring expense, lower volume and start-up costs for new business in statements, price pressures and cost inflation, partially offset by changes in foreign exchange rates, lower depreciation and amortization expense and cost control initiatives.

Marketing Solutions

	Three Months Ended
	March 31,
	2019	2018
	(in millions, except percentages)
Net sales	$285.6	$291.7
Income from operations	8.5	12.3
Operating margin	3.0%	4.2%
Restructuring and other-net	0.2	1.5

Net sales for the Marketing Solutions segment for the three months ended March 31, 2019 were $285.6 million, a decrease of $6.1 million, or 2.1%, compared to 2018. Net sales decreased primarily due to lower volume in digital and creative solutions as we continue our shift away from traditional pre-media services for non-core market segments. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Three Months Ended
	March 31,
Products and Services	2019	2018	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$148.5	$148.1	$0.4	0.3%
Digital print and fulfillment	109.6	110.8	(1.2)	(1.1%)
Digital and creative solutions	27.5	32.8	(5.3)	(16.2%)
Total Marketing Solutions	$285.6	$291.7	$(6.1)	(2.1%)

Marketing Solutions segment income from operations decreased $3.8 million to $8.5 million for the three months ended March 31, 2019, primarily due to lower volume in digital and creative solutions and digital print and fulfillment, partially offset by lower restructuring and other expenses and cost control initiatives.

Corporate

Corporate operating expenses during the three months ended March 31, 2019 were $13.8 million, a decrease of $6.1 million compared to the same period in 2018. The decrease was primarily driven by lower bad debt expense and other operating income, partially offset by higher restructuring and other expenses. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Operating expenses	$13.8	$19.9
Restructuring and other-net	3.7	0.9
Other operating income	(4.3)	—
Acquisition-related expenses	0.3	—

Other operating income primarily includes the reclassification of cumulative currency translation adjustments into earnings due to the bankruptcy liquidation of RRD Brazil on March 31, 2019. See Note 16, Dispositions, for further discussion.

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

The following describes our cash flows for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018	$ Change
	(in millions)
Net cash used in operating activities	$(130.0)	$(140.3)	$10.3
Net cash (used in) provided by investing activities	(38.1)	27.7	(65.8)
Net cash provided by financing activities	74.8	66.1	8.7
Effect of exchange rates on cash, cash equivalents and restricted cash	2.5	4.4	(1.9)
Net decrease in cash, cash equivalents and restricted cash	$(90.8)	$(42.1)	$(48.7)

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities for the three months ended March 31, 2019 was $10.3 million lower than in the same period in 2018, primarily due to improvements in working capital.

Included in net cash used in operating activities were the following operating cash outflows:

	Three Months Ended
	March 31,
	2019	2018	$ Change
	(in millions)
Income tax payments, net of tax refunds	$25.7	$2.1	$23.6
Interest payments, net of interest income	37.3	37.6	(0.3)
Performance-based compensation payments	29.8	26.2	3.6
Restructuring and MEPP payments	7.5	8.2	(0.7)
Pension and other postretirement benefits plan contributions	2.0	6.3	(4.3)

Significant cash (outflows) inflows included in investing and financing activities for each period were as follows:

	Three Months Ended
	March 31,
	2019	2018	$ Change
	(in millions)
Capital expenditures	$(37.4)	$(21.5)	$(15.9)
Proceeds from sale of investments and other assets	0.3	47.7	(47.4)
Proceeds from other short-term debt	—	38.9	(38.9)
Payments of current maturities and long-term debt	(173.7)	(0.1)	(173.6)
Net borrowings under credit facilities	259.0	42.0	217.0
Dividends paid	(2.1)	(9.8)	7.7

Capital expenditures for the three months ended March 31, 2019 were $15.9 million higher than the same period in 2018, primarily due to investments associated with building a new facility following the expected sale and relocation of a printing facility in Shenzhen, China and additional investments related to the recently awarded 2020 Census contract.

Proceeds from sale of investments and other assets for the three months ended March 31, 2018 included $32.1 million cash received as a deposit for the expected sale of a printing facility in Shenzhen, China and cash proceeds from the sale of investments and other assets of $15.6 million.

LIQUIDITY

Cash and cash equivalents of $274.3 million as of March 31, 2019 included $25.7 million in the U.S. and $248.6 million at international locations. We have recognized deferred tax liabilities of $5.8 million as of March 31, 2019 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries, if repatriated to the U.S., may be subject to additional tax which would depend on income tax laws and circumstances at the time of distribution. In addition, repatriation of some foreign cash balances is further restricted by local laws. We regularly evaluate whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about our future operating and liquidity needs. Changes in economic and business conditions, foreign or U.S. tax laws, or our financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in Cash and cash equivalents at March 31, 2019 were $53.5 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

On February 1, 2019, we retired the $172.2 million 11.25% senior notes using availability under our ABL Credit Agreement.

On October 15, 2018, we entered into a $550.0 million senior secured Term Loan B credit facility pursuant to a credit agreement (the “Term Loan Credit Agreement”). Proceeds from the Term Loan Credit Agreement, net of a $5.5 million discount, were used to repurchase certain senior notes, pay transaction fees and repay a portion of borrowings under the ABL Credit Agreement.

Our obligations under the Term Loan Credit Agreement are guaranteed by our material domestic subsidiaries (the “Guarantors”) and are secured by a security interest in substantially all assets of ours and the Guarantors, including certain material real property, subject to certain exceptions and exclusions. The ABL Priority Collateral secures our obligations and the obligations of the Guarantors under the Term Loan Credit Agreement and related guarantees on a second-priority basis, and all other collateral other than the ABL Priority Collateral secures our obligations and the obligations of the Guarantors under the Term Loan Credit Agreement and related guarantees on a first-priority basis, in each case, subject to permitted liens.

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

On September 29, 2017, we entered into the ABL Credit Agreement which amended and restated our prior $800.0 million senior secured revolving credit facility dated September 30, 2016. The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $800.0 million. The amount available to be borrowed under the ABL Credit Agreement is equal to the lesser of (a) $800.0 million and (b) a borrowing base formula based on the amount of accounts receivable, inventory, machinery, equipment and, if we were to so elect in the future subject to the satisfaction of certain conditions, fee-owned real estate of ours and the Guarantors, subject to certain eligibility criteria and advance rates (collectively, the “Borrowing Base”). The aggregate amount of real estate, machinery and equipment that can be included in the Borrowing Base cannot exceed $200.0 million.

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

Borrowings under the ABL Credit Agreement bear interest at a rate dependent on the average quarterly availability under the ABL Credit Agreement and are calculated according to a base rate (except in certain circumstances, based on the prime rate) or a Eurocurrency rate (except in certain circumstances, based on LIBOR) plus an applicable margin. The applicable margin for base rate loans ranges from 0.25% to 0.50% and the applicable margin for Eurocurrency loans ranges from 1.25% to 1.50%. In addition, a fee is payable quarterly on the unused portion of the amount available to be borrowed under the ABL Credit Agreement. The fee accrues at a rate of either 0.25% or 0.375% depending upon the average usage of the facility.

The ABL Credit Agreement is scheduled to mature on September 29, 2022, at which time all outstanding amounts under the ABL Credit Agreement will be due and payable. Borrowings under the ABL Credit Agreement may be used for working capital and general corporate purposes.

There were $318.0 million of borrowings under the ABL Credit Agreement as of March 31, 2019. Based on our borrowing base as of March 31, 2019 and existing borrowings, we had approximately $378.2 million borrowing capacity available under the ABL Credit Agreement.

The current availability under the ABL Credit Agreement as of March 31, 2019 is shown in the table below:

March 31, 2019
Availability	(in millions)
ABL Credit Agreement	$800.0
Availability reduction due to available borrowing base	70.0
$730.0
Usage
Borrowings under the ABL Credit Agreement	$318.0
Outstanding letters of credit	33.8
$351.8

Current availability at March 31, 2019	$378.2
Cash and cash equivalents	274.3
Total available liquidity (a)	$652.5
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

As of March 31, 2019, we were in compliance with the debt covenants under the ABL Credit Agreement and expect to remain in compliance based on our estimates of operating and financial results for 2019 and the foreseeable future. As of March 31, 2019, we met all the conditions required to borrow under the ABL Credit Agreement and we expect to continue to meet the borrowing conditions.

The failure of a financial institution supporting the ABL Credit Agreement would reduce the size of our committed facility unless a replacement institution was added. Currently, the ABL Credit Agreement is supported by eight U.S. financial institutions.

As of March 31, 2019, we had $140.5 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). There were $96.6 million in outstanding letters of credit, bank guarantees and bank acceptance drafts which reduced availability, of which $33.8 million were issued under the ABL Credit Agreement. Total borrowings under the ABL Credit Agreement and the Other Facilities (the “Combined Facilities”) were $350.7 million as of March 31, 2019.

Our liquidity may be affected by our credit ratings. During the first quarter of 2018, Moody’s Investors Service, Inc. (“Moody’s”) downgraded our long-term corporate credit rating from B1 to B2 and downgraded the senior unsecured debt credit rating from B2 to B3. The outlook remained stable. During the third quarter of 2018, S&P Global Ratings (“S&P”) affirmed our long-term credit rating but revised the outlook from stable to negative and lowered the credit ratings on the senior unsecured debt from B to B-. Our S&P and Moody’s credit ratings as of March 31, 2019 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	B, Neg	B2, Stable
Senior unsecured debt	B-	B3
Term Loan Credit Agreement	B+	B1

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. During the three months ended March 31, 2018, we received non-refundable deposits in accordance with the terms of the agreement of approximately $32.1 million, which are recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Additional deposits will be paid to us in accordance with the agreement. Based on the current exchange rate, gross proceeds from the sale, including non-refundable deposits, are expected to be approximately $250.0 million and we expect the transaction to close in 2021 after closing conditions are satisfied and government approvals are obtained. As of March 31, 2019 we continue to classify the carrying cost of the building within property, plant and equipment and record depreciation expense. The combined carrying cost of the building and land use rights is not significant.

Dividends

During the three months ended March 31, 2019, we paid cash dividends of $2.1 million. On April 4, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per common share, payable on June 3, 2019 to stockholders of record on May 15, 2019.

MANAGEMENT OF MARKET RISK

We are exposed to interest rate risk on our variable debt and price risk on our fixed-rate debt. At March 31, 2019, our variable-interest borrowings were $899.3 million. Approximately 59.0% of our outstanding debt was comprised of fixed-rate debt as of March 31, 2019.

We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2019 and December 31, 2018 by approximately $32.0 million and $35.4 million, respectively.

We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of our various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, we are exposed to currency risk and may enter into foreign exchange contracts to hedge the currency risk. As of March 31, 2019 and December 31, 2018, the aggregate notional amount of outstanding foreign currency contracts was approximately $121.3 million and $170.8 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains from these foreign currency contracts were $0.3 million at March 31, 2019 and $0.6 million at December 31, 2018. We do not use derivative financial instruments for trading or speculative purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to our market risk since December 31, 2018. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in our 2018 Form 10-K.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2019 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2019 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	—	$—	—	$—
February 1, 2019 - February 28, 2019	—	—	—	$—
March 1, 2019 - March 31, 2019	174,770	5.36	—	$—
Total	174,770	$5.36	—

a)	Shares withheld for tax liabilities upon vesting of equity awards.

___________________________________

The ABL Credit Agreement generally allows annual dividend payments of up to $60.0 million in aggregate, though additional dividends may be allowed subject to certain conditions.

Item 4. Mine Safety Disclosures

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

Date: May 1, 2019