Form 10-Q
period 2019-06-30
RR Donnelley & Sons Co
filed 2019-07-31
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-4694

R.R. DONNELLEY & SONS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 West Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)

(312) 326-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RRD	New York Stock Exchange

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

Yes  ☐    No  ☒

As of July 29, 2019, 70.8 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$220.5	$370.6
Receivables, less allowances for doubtful accounts of $24.3 in 2019 (2018 - $25.9)	1,156.6	1,298.3
Inventories (Note 3)	335.5	329.7
Prepaid expenses and other current assets	127.3	101.1
Total current assets	1,839.9	2,099.7
Property, plant and equipment-net (Note 4)	520.9	531.3
Goodwill (Note 5)	553.1	553.4
Other intangible assets-net (Note 5)	101.0	113.3
Deferred income taxes	65.1	66.9
Operating lease assets (Note 13)	204.9	—
Other noncurrent assets	276.5	276.2
Total assets	$3,561.4	$3,640.8
LIABILITIES
Accounts payable	$779.2	$987.3
Accrued liabilities and other	302.8	347.4
Short-term operating lease liabilities (Note 13)	68.0	—
Short-term and current portion of long-term debt (Note 14)	101.7	216.2
Total current liabilities	1,251.7	1,550.9
Long-term debt (Note 14)	2,019.7	1,875.3
Pension liabilities	92.1	97.9
Other postretirement benefits plan liabilities	66.5	67.8
Long-term income tax liability	82.5	91.1
Long-term operating lease liabilities (Note 13)	141.2	—
Other noncurrent liabilities	178.5	203.2
Total liabilities	3,832.2	3,886.2
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2019 and 2018	0.9	0.9
Additional paid-in-capital	3,355.5	3,404.0
Accumulated deficit	(2,255.2)	(2,225.7)
Accumulated other comprehensive loss	(154.8)	(153.8)
Treasury stock, at cost, 18.2 shares in 2019 (2018 - 18.6 shares)	(1,231.2)	(1,285.5)
Total RRD stockholders' equity	(284.8)	(260.1)
Noncontrolling interests	14.0	14.7
Total equity	(270.8)	(245.4)
Total liabilities and equity	$3,561.4	$3,640.8

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Products net sales	$1,214.7	$1,265.2	$2,445.6	$2,551.8
Services net sales	294.0	414.3	585.0	835.5
Total net sales	1,508.7	1,679.5	3,030.6	3,387.3

Products cost of sales (exclusive of depreciation and amortization)	994.1	1,039.0	2,002.9	2,090.9
Services cost of sales (exclusive of depreciation and amortization)	236.4	349.9	471.2	711.1
Total cost of sales	1,230.5	1,388.9	2,474.1	2,802.0

Products gross profit	220.6	226.2	442.7	460.9
Services gross profit	57.6	64.4	113.8	124.4
Total gross profit	278.2	290.6	556.5	585.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	199.0	208.0	398.6	422.6
Restructuring and other-net (Note 6)	16.0	11.0	33.1	11.8
Depreciation and amortization	40.0	46.1	82.7	93.3
Other operating expense (income)	2.3	—	(2.1)	(0.1)
Income from operations	20.9	25.5	44.2	57.7
Interest expense-net	38.1	42.0	78.2	83.7
Investment and other income-net	(2.2)	(3.6)	(6.7)	(9.2)
Loss on debt extinguishment	—	—	—	0.1
Loss before income taxes	(15.0)	(12.9)	(27.3)	(16.9)
Income tax (benefit) expense	(7.6)	(0.3)	(11.4)	5.0
Net loss	(7.4)	(12.6)	(15.9)	(21.9)
Less: (Loss) income attributable to noncontrolling interests	(0.4)	0.4	(0.1)	0.7
Net loss attributable to RRD common stockholders	$(7.0)	$(13.0)	$(15.8)	$(22.6)

Net loss per share attributable to RRD common stockholders (Note 10):
Basic net loss per share	$(0.10)	$(0.18)	$(0.22)	$(0.32)
Diluted net loss per share	$(0.10)	$(0.18)	$(0.22)	$(0.32)

Weighted average number of common shares outstanding:
Basic	71.3	70.6	71.0	70.5
Diluted	71.3	70.6	71.0	70.5

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(7.4)	$(12.6)	$(15.9)	$(21.9)

Other comprehensive loss, net of tax (Note 11):
Translation adjustments	(3.2)	(41.6)	(2.0)	(22.7)
Adjustments for net periodic pension and postretirement benefits plan cost	(0.2)	1.7	(0.4)	4.3
Other	0.9	—	1.5	—
Other comprehensive loss	(2.5)	(39.9)	(0.9)	(18.4)
Comprehensive loss	(9.9)	(52.5)	(16.8)	(40.3)
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.5)	(0.2)	—	0.6
Comprehensive loss attributable to RRD common stockholders	$(9.4)	$(52.3)	$(16.8)	$(40.9)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(15.9)	$(21.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82.7	93.3
Provision for doubtful accounts receivable	5.8	9.0
Share-based compensation	6.7	4.2
Deferred income taxes	1.4	6.0
Net pension and other postretirement benefits plan income	(8.1)	(6.3)
Other	1.4	3.1
Changes in operating assets and liabilities:
Accounts receivable-net	123.1	56.8
Inventories	(11.2)	23.2
Prepaid expenses and other current assets	(10.6)	(9.2)
Accounts payable	(205.7)	(236.7)
Current income taxes	(55.6)	(12.6)
Accrued liabilities and other	(27.3)	(26.7)
Pension and other postretirement benefits plan contributions	(3.8)	(10.2)
Net cash used in operating activities	(117.1)	(128.0)
INVESTING ACTIVITIES
Capital expenditures	(76.4)	(48.0)
Proceeds from sales of investments and other assets	1.4	48.1
Disposition of businesses	10.4	0.3
Payments related to company-owned life insurance	(2.9)	(3.5)
Net cash used in investing activities	(67.5)	(3.1)
FINANCING ACTIVITIES
Proceeds from other short-term debt	—	51.9
Payments on other short-term debt	(8.0)	(10.3)
Payments of current maturities and long-term debt	(175.1)	(0.2)
Proceeds from credit facility borrowings	797.8	725.1
Payments on credit facility borrowings	(586.8)	(619.1)
Dividends paid	(4.3)	(19.6)
Payments of withholding taxes on share-based compensation	(0.9)	(0.7)
Other financing activities	(1.0)	(0.8)
Net cash provided by financing activities	21.7	126.3
Effect of exchange rate on cash, cash equivalents and restricted cash	0.2	(10.2)
Net decrease in cash, cash equivalents and restricted cash	(162.7)	(15.0)
Less: Transfer of cash and cash equivalents to assets held for sale	—	5.2
Cash, cash equivalents and restricted cash at beginning of year	403.6	301.5
Cash, cash equivalents and restricted cash at end of period	$240.9	$281.3

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (“RRD,” the “Company,” “we,” “us,” and “our”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at June 30, 2019 and December 31, 2018 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$220.5	$370.6
Restricted cash - current (a)	20.3	32.9
Restricted cash - noncurrent (b)	0.1	0.1
Total cash, cash equivalents and restricted cash	$240.9	$403.6

(a)	Included within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets
(b)	Included within Other noncurrent assets within the Condensed Consolidated Balance Sheets

Cash payments for income taxes were $49.4 million and $23.5 million for the six months ended June 30, 2019 and 2018, respectively. Cash refunds for income taxes were $6.8 million and $12.2 million for the six months ended June 30, 2019 and 2018, respectively. Income taxes receivable of $43.0 million and $11.7 million as of June 30, 2019 and December 31, 2018, respectively, are included within Prepaid expenses and other current assets.

2. Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. All revenue recognized in the Condensed Statements of Operations is considered to be revenue from contracts with clients.

We recorded a net increase to opening retained earnings of $12.9 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the timing of revenue recognition for certain inventory that had been billed but not yet shipped.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Products
Commercial print	$413.5	$462.7	$835.9	$924.9
Packaging	162.6	152.9	302.1	294.3
Direct marketing	137.0	133.3	285.5	281.4
Statements	133.6	143.1	283.1	302.9
Labels	119.6	119.2	240.1	236.7
Digital print and fulfillment	115.1	108.3	224.7	219.1
Supply chain management	74.1	80.9	152.6	160.7
Forms	59.2	64.8	121.6	131.8
Total products net sales	$1,214.7	$1,265.2	$2,445.6	$2,551.8
Services
Logistics	$208.0	$324.0	$409.7	$651.2
Business process outsourcing	60.6	61.4	122.4	122.6
Digital and creative solutions	25.4	28.9	52.9	61.7
Total services net sales	$294.0	$414.3	$585.0	$835.5
Total net sales	$1,508.7	$1,679.5	$3,030.6	$3,387.3

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

Logistics

We generate revenue by providing specialized transportation and distribution services using our third party logistics solutions. These services are comprised of freight services, including truckload, less-than-truckload, intermodal and international freight forwarding; international mail and parcel distribution; and courier services, including same day and next day delivery. As discussed in Note 16, Dispositions, we sold our Print Logistics business on July 2, 2018. Print Logistics services included the distribution of retail and newsstand printed materials.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Contract Balances

The following table provides information about contract assets and liabilities from contracts with clients:

	Contract Assets	Contract Liabilities
	Short-Term	Short-Term	Long-Term
Balance at December 31, 2018	$2.7	$16.5	$0.6
Balance at June 30, 2019	3.7	11.1	0.4

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations.

Revenue recognized during the six months ended June 30, 2019 from amounts included in contract liabilities at the beginning of the period was approximately $12.1 million. During the six months ended June 30, 2019, we reclassified $2.7 million of contract assets to receivables as a result of the completion of the performance obligation and the right to the consideration becoming unconditional.

3. Inventories

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Raw materials and manufacturing supplies	$150.2	$153.1
Work in process	75.8	75.1
Finished goods	128.6	120.1
LIFO reserve	(19.1)	(18.6)
Total inventories	$335.5	$329.7

4. Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Land	$48.2	$51.0
Buildings	378.0	389.5
Machinery and equipment	1,788.2	1,797.1
	2,214.4	2,237.6
Less: Accumulated depreciation	(1,693.5)	(1,706.3)
Total property, plant and equipment-net	$520.9	$531.3

During the three and six months ended June 30, 2019 depreciation expense was $26.9 million and $55.2 million, respectively. During the three and six months ended June 30, 2018 depreciation expense was $32.3 million and $65.6 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. During the six months ended June 30, 2018, we received non-refundable deposits in accordance with the terms of the agreement of approximately $32.1 million which are recorded in Other noncurrent liabilities on the Consolidated Balance Sheets. As of June 30, 2019, the carrying cost of the building and land use rights is recorded in Other noncurrent assets and is not material.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

5. Goodwill and Other Intangible Assets

The carrying amount of goodwill at June 30, 2019 and December 31, 2018 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2018
Goodwill	$2,604.3	$519.5	$3,123.8
Accumulated impairment losses	(2,316.3)	(254.1)	(2,570.4)
Total	288.0	265.4	553.4
Foreign exchange	(0.3)	—	(0.3)

Net book value as of June 30, 2019
Goodwill	2,614.9	519.5	3,134.4
Accumulated impairment losses	(2,327.2)	(254.1)	(2,581.3)
Total	$287.7	$265.4	$553.1

The components of other intangible assets at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$512.5	$(428.5)	$84.0	$520.3	$(425.5)	$94.8
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	25.2	(24.9)	0.3	25.7	(25.2)	0.5
Trade names	34.3	(17.6)	16.7	34.6	(16.6)	18.0
Total other intangible assets	$574.0	$(473.0)	$101.0	$582.6	$(469.3)	$113.3

Amortization expense for other intangible assets was $5.8 million and $12.2 million for the three and six months ended June 30, 2019, respectively, and was $6.9 million and $13.9 million for the three and six months ended June 30, 2018, respectively.

6. Restructuring and Other

For the three months ended June 30, 2019 and 2018, we recorded the following net restructuring and other expenses:

	Three Months Ended
	June 30, 2019
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Total
Business Services	$10.2	$3.0	$0.6	$—	$13.8
Marketing Solutions	0.3	0.1	0.1	—	0.5
Corporate	0.3	1.4	—	—	1.7
Total	$10.8	$4.5	$0.7	$—	$16.0

	Three Months Ended
	June 30, 2018
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Total
Business Services	$4.3	$1.0	$0.6	$0.2	$6.1
Marketing Solutions	0.7	—	0.1	1.2	2.0
Corporate	0.2	2.7	—	—	2.9
Total	$5.2	$3.7	$0.7	$1.4	$11.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For the six months ended June 30, 2019 and 2018, we recorded the following net restructuring and other expenses:

	Six Months Ended
	June 30, 2019
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Total
Business Services	$18.0	$7.7	$1.2	$0.1	$27.0
Marketing Solutions	0.4	0.1	0.2	—	0.7
Corporate	0.5	4.9	—	—	5.4
Total	$18.9	$12.7	$1.4	$0.1	$33.1

	Six Months Ended
	June 30, 2018
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Total
Business Services	$6.1	$1.8	$1.3	$(4.7)	$4.5
Marketing Solutions	1.8	—	0.2	1.5	3.5
Corporate	0.5	3.3	—	—	3.8
Total	$8.4	$5.1	$1.5	$(3.2)	$11.8

Restructuring and Other

For the three and six months ended June 30, 2019, we recorded net restructuring charges of $10.8 million and $18.9 million, respectively, for employee termination costs. These charges primarily relate to the relocation of a printing facility in Shenzhen, China, other announced facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. Other restructuring charges of $4.5 million and $12.7 million for the three and six months ended June 30, 2019 are primarily comprised of increased reserves for employee termination litigation, environmental matters and lease terminations.

For the three and six months ended June 30, 2018, we recorded net restructuring charges of $5.2 million and $8.4 million, respectively, for employee termination costs. These charges primarily related to the reorganization of selling, general and administrative functions across each segment and two announced facility closures in the Business Services segment. We also incurred charges for lease termination and other restructuring of $3.7 million and $5.1 million and MEPP withdrawal obligations of $0.7 million and $1.5 million for the three and six months ended June 30, 2018, respectively. Additionally, we recorded a $4.9 million net gain on the sale of previously impaired assets in the Business Services segment for the six months ended June 30, 2018. These assets were impaired in 2015. We also recorded impairment charges related to facility closures of $1.7 million for the six months ended June 30, 2018.

Restructuring and MEPP Reserves

Restructuring and MEPP reserves as of December 31, 2018 and June 30, 2019, and changes during the six months ended June 30, 2019, were as follows:

		Restructuring	Foreign
	December 31,	and Other	Exchange and	Cash	June 30,
	2018	Charges	Other	Paid	2019
Employee terminations	$4.8	$18.9	$(1.3)	$(15.1)	$7.3
MEPP withdrawal obligations	44.2	1.4	—	(3.2)	42.4
Other	6.2	12.7	1.5	(7.7)	12.7
Total	$55.2	$33.0	$0.2	$(26.0)	$62.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The current portion of restructuring reserves of $22.7 million at June 30, 2019 was included in Accrued liabilities and other, while the long-term portion of $39.7 million, primarily related to MEPP withdrawal obligations, employee terminations in litigation, environmental matters and lease liabilities related to restructured facilities, was included in Other noncurrent liabilities at June 30, 2019. The liabilities for the withdrawal obligations associated with our decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $6.5 million and $35.9 million, respectively, as of June 30, 2019.

We anticipate that payments associated with the employee terminations reflected in the above table will be substantially completed by June 2020, excluding employee terminations in litigation within the Business Services segment.

Payments on all of our MEPP withdrawal obligations are scheduled to be substantially completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to MEPP withdrawals.

The restructuring liabilities classified as “other” primarily consisted of reserves for employee termination litigation, environmental matters and lease liabilities related to restructured facilities. Any potential recoveries or additional charges could affect amounts reported in our consolidated financial statements.

7. Retirement Plans

Components of net pension and other postretirement benefits plan (“OPEB”) income for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Pension expense (income):
Service cost	$0.3	$0.2	$0.5	$0.4
Interest cost	8.3	7.9	16.7	15.7
Expected return on plan assets	(11.6)	(12.6)	(23.2)	(25.2)
Amortization, net	1.5	1.9	3.0	3.9
Settlements	—	1.0	—	1.3
Net pension income	$(1.5)	$(1.6)	$(3.0)	$(3.9)

OPEB expense (income):
Service cost	$—	$0.4	$—	$0.8
Interest cost	2.4	2.6	5.0	5.2
Expected return on plan assets	(3.3)	(3.5)	(6.6)	(7.0)
Amortization, net	(1.7)	(0.7)	(3.5)	(1.4)
Net OPEB income	$(2.6)	$(1.2)	$(5.1)	$(2.4)

During the six months ended June 30, 2019, we contributed $3.8 million to our retirement plans.

8. Share-Based Compensation

Share-based compensation expense was $3.3 million and $6.7 million for the three and six months ended June 30, 2019, respectively, and was $3.0 million and $4.2 million for the three and six months ended June 30, 2018, respectively.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In addition, in March 2019 we granted 1.3 million cash-settled restricted stock units (“phantom restricted stock units”) and 0.4 million cash-settled performance stock units (“phantom performance stock units”). Our share price on the date of grant was $5.03. The phantom restricted stock units vest and are payable in three equal installments over a period of three years after the grant date. The phantom performance stock units are subject to a 34 month cliff vesting period. Phantom stock units are not shares of our common stock and therefore the recipients of these awards do not receive ownership interest in the Company or stockholder voting rights. Phantom stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. All phantom stock unit awards are classified as liability awards due to their expected settlement in cash, and are included in Accrued liabilities and other in the Condensed Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair value of the awards at the end of each reporting period. Dividends are not paid on phantom stock units.

9. Equity

Our equity as of December 31, 2018 and June 30, 2019, and changes during the three and six months ended June 30, 2019, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2018	$0.9	$3,404.0	$(1,285.5)	$(2,225.7)	$(153.8)	$(260.1)	$14.7	$(245.4)
Net (loss) income				(8.8)		(8.8)	0.3	(8.5)
Other comprehensive income					1.4	1.4	0.2	1.6
Share-based compensation		3.4				3.4		3.4
Issuance of share-based awards, net of withholdings and other		(54.7)	53.8			(0.9)		(0.9)
Cash dividends paid				(2.1)		(2.1)		(2.1)
Cumulative impact of adopting ASU 2016-02, net of tax				2.6		2.6		2.6
Distributions to noncontrolling interests							(0.7)	(0.7)
Balance at March 31, 2019	$0.9	$3,352.7	$(1,231.7)	$(2,234.0)	$(152.4)	$(264.5)	$14.5	$(250.0)
Net loss				(7.0)		(7.0)	(0.4)	(7.4)
Other comprehensive loss					(2.4)	(2.4)	(0.1)	(2.5)
Share-based compensation		3.3				3.3		3.3
Issuance of share-based awards, net of withholdings and other		(0.5)	0.5			—		—
Cash dividends paid				(2.2)		(2.2)		(2.2)
Spinoff adjustments				(12.0)		(12.0)		(12.0)
Balance at June 30, 2019	$0.9	$3,355.5	$(1,231.2)	$(2,255.2)	$(154.8)	$(284.8)	$14.0	$(270.8)

On October 1, 2016, we completed the separation of LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (“Spin Companies”) into two separate publicly-traded companies. The distribution of the Spin Companies was recorded as a reduction in Stockholder's Equity during the fourth quarter of 2016. During the second quarter of 2019, we identified an error in the accounting for the distribution of the Spin Companies. As a result, the error, which was determined by management to be immaterial to the previously issued Consolidated Financial Statements and to the three and six months ended June 30, 2019, has been corrected herein by increasing Accumulated Deficit by $12.0 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Our equity as of December 31, 2017 and June 30, 2018, and changes during three and six months ended June 30, 2018, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2017	$0.9	$3,444.0	$(1,333.1)	$(2,225.7)	$(103.7)	$(217.6)	$14.7	$(202.9)
Net (loss) income				(9.6)		(9.6)	0.3	(9.3)
Other comprehensive income					21.0	21.0	0.5	21.5
Share-based compensation		1.2				1.2		1.2
Issuance of share-based awards, net of withholdings and other		(32.7)	31.9	(0.1)		(0.9)		(0.9)
Cash dividends paid				(9.8)		(9.8)		(9.8)
Cumulative impact of adopting ASU 2014-09, net of tax				12.9		12.9		12.9
Distributions to noncontrolling interests							(1.0)	(1.0)
Balance at March 31, 2018	$0.9	$3,412.5	$(1,301.2)	$(2,232.3)	$(82.7)	$(202.8)	$14.5	$(188.3)
Net (loss) income				(13.0)		(13.0)	0.4	(12.6)
Other comprehensive loss					(39.3)	(39.3)	(0.6)	(39.9)
Share-based compensation		3.0				3.0		3.0
Issuance of share-based awards, net of withholdings and other		(4.5)	4.5	0.1		0.1		0.1
Cash dividends paid				(9.8)		(9.8)		(9.8)
Balance at June 30, 2018	$0.9	$3,411.0	$(1,296.7)	$(2,255.0)	$(122.0)	$(261.8)	$14.3	$(247.5)

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

During the six months ended June 30, 2019 and 2018, no shares of common stock were purchased by us; however, shares were withheld for tax liabilities upon the vesting of equity awards.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss per share attributable to RRD common stockholders:
Basic	$(0.10)	$(0.18)	$(0.22)	$(0.32)
Diluted	$(0.10)	$(0.18)	$(0.22)	$(0.32)

Numerator:
Net loss attributable to RRD common stockholders	$(7.0)	$(13.0)	$(15.8)	$(22.6)

Denominator:
Weighted average number of common shares outstanding - Basic and Diluted	71.3	70.6	71.0	70.5

Weighted average number of anti-dilutive share-based awards:
Stock options	0.4	0.8	0.5	0.9
Restricted stock units	1.4	0.8	1.0	0.9
Total	1.8	1.6	1.5	1.8

Dividends declared per common share	$0.03	$0.14	$0.06	$0.28

11. Other Comprehensive Loss

The components of other comprehensive (loss) income and income tax (benefit) expense allocated to each component for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$(3.2)	$—	$(3.2)	$(2.0)	$—	$(2.0)
Adjustments for net periodic pension and OPEB cost	(0.2)	—	(0.2)	(0.5)	(0.1)	(0.4)
Other	—	(0.9)	0.9	—	(1.5)	1.5
Other comprehensive loss	$(3.4)	$(0.9)	$(2.5)	$(2.5)	$(1.6)	$(0.9)

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$(41.6)	$—	$(41.6)	$(22.7)	$—	$(22.7)
Adjustments for net periodic pension and OPEB cost	2.2	0.5	1.7	5.8	1.5	4.3
Other comprehensive loss	$(39.4)	$0.5	$(39.9)	$(16.9)	$1.5	$(18.4)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive (loss) income by component as of December 31, 2018 and June 30, 2019, and changes during the six months ended June 30, 2019, were as follows:

	Pension and OPEB Cost	Translation Adjustments	Other	Total
Balance at December 31, 2018	$(155.2)	$1.4	$—	$(153.8)
Other comprehensive income before reclassifications	—	2.4	1.5	3.9
Amounts reclassified from accumulated other comprehensive loss	(0.4)	(4.5)	—	(4.9)
Net change in accumulated other comprehensive (loss) income	(0.4)	(2.1)	1.5	(1.0)
Balance at June 30, 2019	$(155.6)	$(0.7)	$1.5	$(154.8)

Accumulated other comprehensive (loss) income by component as of December 31, 2017 and June 30, 2018, and changes during the six months ended June 30, 2018, were as follows:

	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(144.6)	$40.9	$(103.7)
Other comprehensive income (loss) before reclassifications	1.2	(22.6)	(21.4)
Amounts reclassified from accumulated other comprehensive loss	3.1	—	3.1
Net change in accumulated other comprehensive (loss) income	4.3	(22.6)	(18.3)
Balance at June 30, 2018	$(140.3)	$18.3	$(122.0)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Classification in the Condensed
	2019	2018	2019	2018	Consolidated Statements of Operations
Translation Adjustments:
Net realized gain, before tax	$—	$—	$(4.5)	$—	Other operating expense (income)
Reclassification, net of tax	$—	$—	$(4.5)	$—

Amortization of pension and OPEB cost:
Net actuarial loss	$0.7	$1.9	$2.2	$3.9	Investment and other income-net
Net prior service credit	(0.9)	(0.7)	(2.7)	(1.4)	Investment and other income-net
Settlements	—	1.0	—	1.3	Investment and other income-net
Reclassifications before tax	(0.2)	2.2	(0.5)	3.8
Income tax (benefit) expense	—	0.3	(0.1)	0.7
Reclassification, net of tax	(0.2)	1.9	$(0.4)	$3.1
Total reclassifications, net of tax	$(0.2)	$1.9	$(4.9)	$3.1

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

	Three Months Ended
	June 30, 2019
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	June 30, 2019
Business Services	$1,253.8	$(22.6)	$1,231.2	$41.6	$26.6	$19.3	$2,577.2
Marketing Solutions	287.0	(9.5)	277.5	6.0	11.4	14.4	720.1
Total operating segments	1,540.8	(32.1)	1,508.7	47.6	38.0	33.7	3,297.3
Corporate	—	—	—	(26.7)	2.0	5.3	264.1
Total operations	$1,540.8	$(32.1)	$1,508.7	$20.9	$40.0	$39.0	$3,561.4

	Three Months Ended
	June 30, 2018
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2018
Business Services	$1,434.2	$(25.2)	$1,409.0	$38.3	$33.2	$20.3	$2,764.5
Marketing Solutions	282.6	(12.1)	270.5	8.6	11.7	2.4	674.6
Total operating segments	1,716.8	(37.3)	1,679.5	46.9	44.9	22.7	3,439.1
Corporate	—	—	—	(21.4)	1.2	3.8	201.7
Total operations	$1,716.8	$(37.3)	$1,679.5	$25.5	$46.1	$26.5	$3,640.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Six Months Ended
	June 30, 2019
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$2,509.7	$(42.2)	$2,467.5	$70.2	$55.9	$42.8
Marketing Solutions	578.9	(15.8)	563.1	14.5	23.5	23.6
Total operating segments	3,088.6	(58.0)	3,030.6	84.7	79.4	66.4
Corporate	—	—	—	(40.5)	3.3	10.0
Total operations	$3,088.6	$(58.0)	$3,030.6	$44.2	$82.7	$76.4

	Six Months Ended
	June 30, 2018
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$2,879.7	$(54.6)	$2,825.1	$78.1	$67.2	$37.0
Marketing Solutions	580.6	(18.4)	562.2	20.9	23.6	5.4
Total operating segments	3,460.3	(73.0)	3,387.3	99.0	90.8	42.4
Corporate	—	—	—	(41.3)	2.5	5.6
Total operations	$3,460.3	$(73.0)	$3,387.3	$57.7	$93.3	$48.0

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

In April 2019, we received a subpoena from the SEC related to previous business dealings with the Brazilian Ministry of Education. The SEC, Department of Justice (“DOJ”) and Brazil authorities are investigating the matter, and we are cooperating as they conduct their investigations.

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

Our lease agreements do not contain material residual value guarantees, restrictions or covenants.

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$22.6	$47.2
Variable lease cost	9.4	18.7
Short-term lease cost	1.9	2.3
Sublease income	(0.3)	(0.6)
Total lease cost	$33.6	$67.6

Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$43.9
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$18.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

As of June 30, 2019, the future lease payments under operating leases were as follows:

Year Ended December 31	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$41.6
2020	64.9
2021	48.9
2022	32.2
2023	22.8
2024 and thereafter	32.3
Total lease payments	242.7
Less: Amount representing interest	33.5
Present value of lease obligation	$209.2

Weighted average remaining lease term	4.4 years
Weighted average discount rate	6.6%

Comparative Period Disclosures under Topic 840

Rent expense for facilities in use and equipment was $28.0 million and $57.4 million for the three and six months ended June 30, 2018, respectively. Sublease rental income for the six months ended June 30, 2018 was not significant.

As of December 31, 2018, future minimum rental commitments under operating leases were as follows:

Year Ended December 31	Operating Leases
2019	$77.8
2020	56.9
2021	41.3
2022	27.7
2023	21.4
2024 and thereafter	33.4
$258.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

14. Debt

Debt at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Borrowings under the ABL Credit Agreement	$270.0	$59.0
11.25% senior notes due February 1, 2019 (a)	—	172.2
7.625% senior notes due June 15, 2020	65.8	65.8
7.875% senior notes due March 15, 2021	190.4	190.4
8.875% debentures due April 15, 2021	81.0	81.0
7.00% senior notes due February 15, 2022	140.0	140.0
6.50% senior notes due November 15, 2023	290.6	290.6
Term Loan Credit Agreement due January 15, 2024 (b)	542.5	544.7
6.00% senior notes due April 1, 2024	298.3	298.3
6.625% debentures due April 15, 2029	157.9	157.9
8.820% debentures due April 15, 2031	69.0	69.0
Other (c)	30.5	38.9
Unamortized debt issuance costs	(14.6)	(16.3)
Total debt	2,121.4	2,091.5
Less: current portion	101.7	216.2
Long-term debt	$2,019.7	$1,875.3
(a)	As of December 31, 2018 the interest rate on the 11.25% senior notes due February 1, 2019 had contractually increased to 13.25%.
(b)	As of June 30, 2019 and December 31, 2018, the interest rate on the Term Loan Credit Agreement due January 15, 2024 was 7.40% and 7.51%, respectively.
(c)	Includes miscellaneous debt obligations.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to us for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt was less than its book value by approximately $16.4 million and $14.4 million at June 30, 2019 and December 31, 2018, respectively.

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

The ABL Credit Agreement contains customary restrictive covenants, including a covenant which requires us to maintain a minimum fixed charge coverage ratio under certain circumstances. In addition, our ability to undertake certain actions, including, among other things, prepay certain junior debt, incur additional indebtedness and make certain restricted payments (including external dividends) depends on satisfaction of certain conditions, including, among other things, meeting minimum borrowing availability thresholds under the ABL Credit Agreement.

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

Based on our borrowing base as of June 30, 2019 and existing borrowings, we had approximately $397.2 million borrowing capacity available under the ABL Credit Agreement.

The weighted average interest rate on borrowings under our current facility was 3.7% and 3.4% during the six months ended June 30, 2019 and 2018, respectively.

Interest paid, net of interest capitalized, was $47.4 million and $85.5 million for the three and six months ended June 30, 2019, respectively, and $43.7 million and $81.8 million for the three and six months ended June 30, 2018, respectively.

Interest income was $0.9 million and $1.7 million for the three and six months ended June 30, 2019, respectively, and $0.7 million and $1.2 million for the three and six months ended June 30, 2018, respectively.

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

We are exposed to the impact of foreign currency fluctuations based on our global operations. The exposure to foreign currency movements within many countries is limited because the operating revenues and expenses of our various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, we are exposed to currency risk. Periodically, we use foreign exchange spot and forward contracts to hedge exposures resulting from foreign exchange fluctuations. To the extent the gains and losses associated with the fair values of foreign currency exchange contracts are recognized in the Condensed Consolidated Statements of Operations, they are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at June 30, 2019 and December 31, 2018 was $156.9 million and $170.8 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

The total fair value of our foreign currency contracts, which were the only derivatives not designated as hedges, included in Prepaid expenses and other current assets at June 30, 2019 and December 31, 2018, was $0.2 million and $0.9 million, respectively. In addition, there was $1.5 million and $0.3 million of these derivatives included in Accrued liabilities and other at June 30, 2019 and December 31, 2018, respectively.

16. Dispositions

On May 8, 2019, we sold our R&D business within the Business Services segment for net proceeds of $11.7 million, which was received during the six months ended June 30, 2019. The disposition of this business resulted in a net gain of $6.2 million during the period ended June 30, 2019, which was recorded in Other operating expense (income) in the Condensed Consolidated Statements of Operations.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

On March 31, 2019, our subsidiary, RR Donnelley Editora e Grafica Ltda. (“RRD Brazil”), filed for bankruptcy liquidation in bankruptcy court in Brazil. The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed. As a result of the bankruptcy liquidation, we recorded a gain of $4.0 million in Other operating expense (income) for the six months ended June 30, 2019, primarily reflecting the reclassification of cumulative currency translation adjustments into earnings and ongoing expenses associated with the bankruptcy proceedings. Subsequent to March 31, 2019, the operating results of RRD Brazil are no longer included in our consolidated results of operations. RRD Brazil had net sales of $8.8 million for the three months ended March 31, 2019 and $14.3 million and $30.8 million for the three and six months ended June 30, 2018, respectively. RRD Brazil had a loss before income taxes of $4.1 million for the three months ended March 31, 2019 and $6.5 million and $11.5 million for the three and six months ended June 30, 2018, respectively. The operations of RRD Brazil were included in the Business Services segment.

On July 2, 2018, we completed the sale of our Print Logistics business for $60.0 million cash, of which we received $43.9 million after transaction costs, working capital adjustments and $4.9 million of cash which was included in the disposition. Net proceeds from the sale were used to reduce borrowings outstanding on our ABL Credit Agreement. The disposition resulted in a pre-tax gain of $3.6 million in the third quarter of 2018, which was recorded in Other operating expense (income) in the Condensed Consolidated Statements of Operations. Income taxes paid as a result of the sale were insignificant due to the utilization of capital loss carryforwards to offset the taxable gain. Prior to the sale, operating results for the Print Logistics business were reported as services within the Business Services segment.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions in the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. During the fourth quarter of 2018, we elected to treat the tax effect of GILTI as a current period expense when incurred.

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

We adopted the guidance as of January 1, 2019 using the effective date as the date of initial application. Results for the three and six months ended June 30, 2019 are presented under Topic 842. Information prior to the effective date continues to be presented in accordance with the previous lease guidance, “Leases (Topic 840)”.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. Under the new guidance, entities will be required to measure expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts. ASU 2016-13 will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact ASU 2016-13 will have on the consolidated financial statements.

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

Executive Overview

Second Quarter Overview

Net sales decreased by $170.8 million, or 10.2%, for the three months ended June 30, 2019 compared to the same period in 2018. Net sales decreased $110.9 million due to business dispositions, primarily our Print Logistics business, and $17.5 million due to changes in foreign exchange rates. Net sales also decreased due to lower volume within the Business Services segment.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the three months ended June 30, 2019, we realized cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, as well as facility consolidations.

Net cash used in operating activities for the six months ended June 30, 2019 was $117.1 million as compared to $128.0 million for the six months ended June 30, 2018. The change in net cash flow from operating activities related primarily to improvements in working capital, partially offset by higher tax and restructuring-related payments.

Outlook - Goodwill Impairment Assessment

We perform our goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of our interim review for indicators of impairment, we analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the six months ended June 30, 2019 compared to expected results. In addition, we considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

We considered trends in these factors when performing our assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, we concluded that as of June 30, 2019, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of our estimates of the fair value of our reporting units and could result in a material impairment of goodwill in a future interim period or as of October 31, 2019, our next annual measurement date.

In particular, we had one reporting unit in the Business Services segment experience a decline in sales during the six months ended June 30, 2019. Continued negative trends could impact the estimated fair value of this reporting unit and could result in a future impairment charge. As of the October 31, 2018 annual goodwill impairment test, the fair value of this reporting unit exceeded its book value by approximately 29%. As of June 30, 2019, $147.6 million of goodwill was allocated to this reporting unit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

The following table shows the results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Products net sales	$1,214.7	$1,265.2	$(50.5)	(4.0%)
Services net sales	294.0	414.3	(120.3)	(29.0%)
Total net sales	1,508.7	1,679.5	(170.8)	(10.2%)
Products cost of sales (exclusive of depreciation and amortization)	994.1	1,039.0	(44.9)	(4.3%)
Services cost of sales (exclusive of depreciation and amortization)	236.4	349.9	(113.5)	(32.4%)
Total cost of sales	1,230.5	1,388.9	(158.4)	(11.4%)
Products gross profit	220.6	226.2	(5.6)	(2.5%)
Services gross profit	57.6	64.4	(6.8)	(10.6%)
Total gross profit	278.2	290.6	(12.4)	(4.3%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	199.0	208.0	(9.0)	(4.3%)
Restructuring and other-net	16.0	11.0	5.0	45.5%
Depreciation and amortization	40.0	46.1	(6.1)	(13.2%)
Other operating expense	2.3	—	2.3	nm
Income from operations	$20.9	$25.5	$(4.6)	(18.0%)

Consolidated

Net sales of products for the three months ended June 30, 2019 decreased $50.5 million, or 4.0%, to $1,214.7 million versus the same period in 2018. The second quarter of 2019 included a $16.1 million decrease due to changes in foreign exchange rates and a $14.3 million decrease due to the bankruptcy liquidation of RRD Brazil. Net sales of products also decreased due to lower volume in commercial print due to ongoing secular pressure and continued planned reduction in low margin sales and lower volume in statements, as well as price pressure, partially offset by higher volume in packaging.

Net sales from services for the three months ended June 30, 2019 decreased $120.3 million, or 29.0%, to $294.0 million versus the same period in 2018. Net sales from services decreased $96.6 million due to business dispositions, primarily our Print Logistics business. Net sales also decreased due to lower volume in our remaining logistics business.

Products cost of sales for the three months ended June 30, 2019 decreased $44.9 million, or 4.3%, to $994.1 million versus the same period in 2018. Products cost of sales decreased primarily due to changes in foreign exchange rates, cost control initiatives across both segments and lower volume in commercial print, partially offset by cost inflation. As a percentage of net sales, products cost of sales decreased 0.3 percentage points for the three months ended June 30, 2019 versus the same period in 2018.

Services cost of sales decreased $113.5 million, or 32.4%, for the three months ended June 30, 2019 versus the same period in 2018, primarily due to the disposition of our Print Logistics business and cost control initiatives, partially offset by cost inflation. As a percentage of net sales, services cost of sales decreased 4.1 percentage points for the three months ended June 30, 2019 versus the same period in 2018.

Products gross profit decreased $5.6 million to $220.6 million for the three months ended June 30, 2019 versus the same period in 2018, primarily due to lower volume, unfavorable product mix, price pressures and cost inflation, partially offset by changes in foreign exchange rates and cost control initiatives. Products gross margin increased from 17.9% in 2018 to 18.2% in 2019.

Services gross profit decreased $6.8 million to $57.6 million for the three months ended June 30, 2019 versus the same period in 2018, primarily due to the disposition of our Print Logistics business and cost inflation. Services gross margin increased from 15.5% in 2018 to 19.6% in 2019 primarily due to the favorable impact from selling our Print Logistics business.

Selling, general and administrative expenses decreased $9.0 million to $199.0 million for the three months ended June 30, 2019 versus the same period in 2018 reflecting the favorable impact from selling our Print Logistics business and cost control initiatives. As a percentage of net sales, selling, general and administrative expenses increased from 12.4% to 13.2% for the three months ended June 30, 2019 versus the same period in 2018.

For the three months ended June 30, 2019, net restructuring and other expenses of $16.0 million increased $5.0 million versus the same period in 2018. These expenses included $10.8 million for employee termination costs, primarily related to the relocation of a printing facility in Shenzhen, China. We also recorded other restructuring charges of $4.5 million for the three months ended June 30, 2019 which was primarily comprised of increased reserves for employee termination litigation, environmental matters and lease terminations. See Note 6, Restructuring and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $6.1 million to $40.0 million for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $5.8 million and $6.9 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the three months ended June 30, 2019 and 2018, respectively.

Other operating expense increased by $2.3 million primarily due to an increase in reserves for an unfavorable state sales tax matter and expenses related to the ongoing SEC and DOJ investigation, partially offset by the net gain on the sale of our R&D business within the Business Services segment. See Note 16, Dispositions, for further discussion on the sale of our R&D business.

Income from operations for the three months ended June 30, 2019 was $20.9 million, a decrease of $4.6 million, or 18.0%, compared to the three months ended June 30, 2018.

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$38.1	$42.0	$(3.9)	(9.3%)
Investment and other income-net	(2.2)	(3.6)	(1.4)	38.9%

Net interest expense decreased by $3.9 million for the three months ended June 30, 2019 versus the same period in 2018, primarily due to lower average interest rates during three months ended June 30, 2019.

Investment and other income, net for the three months ended June 30, 2019 and 2018 was $2.2 million and $3.6 million, respectively, and principally comprised of net OPEB and pension income.

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Loss before income taxes	$(15.0)	$(12.9)	$(2.1)	16.3%
Income tax benefit	(7.6)	(0.3)	(7.3)	nm
Effective income tax rate - benefit	50.7%	2.3%

The effective income tax rate for the three months ended June 30, 2019 was a benefit of 50.7%. The effective income tax rate for the three months ended June 30, 2018 was a benefit of 2.3% and was primarily driven by the inability to recognize a tax benefit on certain losses.

Loss attributable to noncontrolling interests was $0.4 million for the three months ended June 30, 2019. Income attributable to noncontrolling interests was $0.4 million for the three months ended June 30, 2018.

Net loss attributable to RRD common stockholders was $7.0 million and $13.0 million for the three months ended June 30, 2019 and 2018, respectively.

Information by Segment

Business Services

	Three Months Ended
	June 30,
	2019	2018
	(in millions, except percentages)
Net sales	$1,231.2	$1,409.0
Income from operations	41.6	38.3
Operating margin	3.4%	2.7%
Restructuring and other-net	13.8	6.1
Other operating income	(0.1)	—

Net sales for the Business Services segment for the three months ended June 30, 2019 were $1,231.2 million, a decrease of $177.8 million, or 12.6%, compared to 2018. Net sales decreased $110.9 million due to business dispositions, primarily our Print Logistics business, and $17.5 million due to changes in foreign exchange rates. The remaining decrease in net sales was primarily due to lower volume in commercial print due to ongoing secular pressure and continued planned reduction in low margin sales, lower volume in the remaining logistics business and statements and modest price pressures across the segment, partially offset by higher volume in packaging. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	June 30,
Products and Services	2019	2018	$ Change	% Change
	(in millions, except percentages)
Commercial print	$413.5	$462.7	$(49.2)	(10.6%)
Logistics	208.0	324.0	(116.0)	(35.8%)
Packaging	162.6	152.9	9.7	6.3%
Statements	133.6	143.1	(9.5)	(6.6%)
Labels	119.6	119.2	0.4	0.3%
Supply chain management	74.1	80.9	(6.8)	(8.4%)
Business process outsourcing	60.6	61.4	(0.8)	(1.3%)
Forms	59.2	64.8	(5.6)	(8.6%)
Total Business Services	$1,231.2	$1,409.0	$(177.8)	(12.6%)

Business Services segment income from operations increased $3.3 million to $41.6 million for the three months ended June 30, 2019, primarily due to changes in foreign exchange rates, lower depreciation and amortization expense and cost control initiatives, partially offset by higher restructuring expense, lower volume, price pressures and cost inflation.

Marketing Solutions

	Three Months Ended
	June 30,
	2019	2018
	(in millions, except percentages)
Net sales	$277.5	$270.5
Income from operations	6.0	8.6
Operating margin	2.2%	3.2%
Restructuring and other-net	0.5	2.0

Net sales for the Marketing Solutions segment for the three months ended June 30, 2019 were $277.5 million, an increase of $7.0 million, or 2.6%, compared to 2018. Net sales increased primarily due to higher volume in digital print and fulfillment. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Three Months Ended
	June 30,
Products and Services	2019	2018	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$137.0	$133.3	$3.7	2.8%
Digital print and fulfillment	115.1	108.3	6.8	6.3%
Digital and creative solutions	25.4	28.9	(3.5)	(12.1%)
Total Marketing Solutions	$277.5	$270.5	$7.0	2.6%

Marketing Solutions segment income from operations decreased $2.6 million to $6.0 million for the three months ended June 30, 2019, primarily due to unfavorable mix in digital print and fulfillment and higher manufacturing expenses.

Corporate

Corporate operating expenses during the three months ended June 30, 2019 were $26.7 million, an increase of $5.3 million compared to the same period in 2018. The increase was primarily driven by lower allocation recoveries and higher other operating expense. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	June 30,
	2019	2018
	(in millions)
Operating expenses	$26.7	$21.4
Restructuring and other-net	1.7	2.9
Other operating expense	2.4	—
Acquisition-related expenses	(0.1)	—

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

The following table shows the results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Products net sales	$2,445.6	$2,551.8	$(106.2)	(4.2%)
Services net sales	585.0	835.5	(250.5)	(30.0%)
Total net sales	3,030.6	3,387.3	(356.7)	(10.5%)
Products cost of sales (exclusive of depreciation and amortization)	2,002.9	2,090.9	(88.0)	(4.2%)
Services cost of sales (exclusive of depreciation and amortization)	471.2	711.1	(239.9)	(33.7%)
Total cost of sales	2,474.1	2,802.0	(327.9)	(11.7%)
Products gross profit	442.7	460.9	(18.2)	(3.9%)
Services gross profit	113.8	124.4	(10.6)	(8.5%)
Total gross profit	556.5	585.3	(28.8)	(4.9%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	398.6	422.6	(24.0)	(5.7%)
Restructuring and other-net	33.1	11.8	21.3	nm
Depreciation and amortization	82.7	93.3	(10.6)	(11.4%)
Other operating income	(2.1)	(0.1)	(2.0)	nm
Income from operations	$44.2	$57.7	$(13.5)	(23.4%)

Consolidated

Net sales of products for the six months ended June 30, 2019 decreased $106.2 million, or 4.2%, to $2,445.6 million versus the same period in 2018. The six months ended June 30, 2019 included a $35.6 million decrease due to changes in foreign exchange rates and a $14.3 million decrease due to the bankruptcy liquidation of RRD Brazil. Net sales of products also decreased due to lower volume in commercial print due to ongoing secular pressure and continued planned reduction in low margin sales and lower volume in statements, as well as price pressure, partially offset by higher volume in packaging.

Net sales from services for the six months ended June 30, 2019 decreased $250.5 million, or 30.0%, to $585.0 million versus the same period in 2018. Net sales from services decreased $204.0 million due to business dispositions, primarily our Print Logistics business. Net sales also decreased due to lower volume in our remaining logistics business and digital and creative solutions as we continue our shift away from traditional pre-media services for non-core market segments.

Products cost of sales for the six months ended June 30, 2019 decreased $88.0 million, or 4.2%, to $2,002.9 million versus the same period in 2018 primarily due to the reduction in net sales.

Services cost of sales decreased $239.9 million, or 33.7%, for the six months ended June 30, 2019 versus the same period in 2018 primarily due to the disposition of our Print Logistics business and cost control initiatives. As a percentage of net sales, services cost of sales decreased 4.6 percentage points for the six months ended June 30, 2019 versus the same period in 2018.

Products gross profit decreased $18.2 million to $442.7 million for the six months ended June 30, 2019 versus the same period in 2018, primarily due to lower volume, unfavorable product mix, cost inflation and price pressures, partially offset by changes in foreign exchange rates and cost control initiatives. Products gross margin remained unchanged at 18.1% for the six months ended June 30, 2019 versus the same period in 2018.

Services gross profit decreased $10.6 million to $113.8 million for the six months ended June 30, 2019 versus the same period in 2018, primarily due to the disposition of our Print Logistics business. Services gross margin increased from 14.9% in 2018 to 19.5% in 2019 primarily due to the favorable impact from selling our Print Logistics business.

Selling, general and administrative expenses decreased $24.0 million to $398.6 million for the six months ended June 30, 2019 versus the same period in 2018 reflecting the favorable impact from selling our Print Logistics business and cost control initiatives. As a percentage of net sales, selling, general and administrative expenses increased from 12.5% to 13.2% for the six months ended June 30, 2019 versus the same period in 2018.

For the six months ended June 30, 2019, net restructuring and other expenses of $33.1 million increased $21.3 million versus the same period in 2018. These expenses included $18.9 million for employee termination costs, primarily related to the relocation of a printing facility in Shenzhen, China and $12.7 million for lease termination and other restructuring charges for the six months ended June 30, 2019. See Note 6, Restructuring and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $10.6 million to $82.7 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $12.2 million and $13.9 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the six months ended June 30, 2019 and 2018, respectively.

Other operating income increased $2.0 million to $2.1 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the net gain on the sale of our R&D business within the Business Services segment and the bankruptcy liquidation of RRD Brazil, partially offset by an increase in reserves for an unfavorable state sales tax matter and expenses related to an ongoing SEC and DOJ investigation. See Note 16, Dispositions, for further discussion on the sale of our R&D business and the bankruptcy liquidation of RRD Brazil.

Income from operations for the six months ended June 30, 2019 was $44.2 million, a decrease of $13.5 million, or 23.4%, compared to the six months ended June 30, 2018.

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$78.2	$83.7	$(5.5)	(6.6%)
Investment and other income-net	(6.7)	(9.2)	(2.5)	(27.2%)

Net interest expense decreased by $5.5 million for the six months ended June 30, 2019 versus the same period in 2018, primarily due to lower average borrowings and interest rates during six months ended June 30, 2019.

Investment and other income, net for the six months ended June 30, 2019 and 2018 was $6.7 million and $9.2 million, respectively, and principally comprised of net pension and OPEB income.

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Loss before income taxes	$(27.3)	$(16.9)	$(10.4)	61.5%
Income tax (benefit) expense	(11.4)	5.0	16.4	nm
Effective income tax rate	41.8%	29.6%

The effective income tax rate for the six months ended June 30, 2019 was a benefit of 41.8%. The effective income tax rate for the six months ended June 30, 2018 was an expense of 29.6% and was primarily driven by the inability to recognize a tax benefit on certain losses.

Loss attributable to noncontrolling interests was $0.1 million for the six months ended June 30, 2019. Income attributable to noncontrolling interests was $0.7 million for the six months ended June 30, 2018.

Net loss attributable to RRD common stockholders was $15.8 million and $22.6 million for the six months ended June 30, 2019 and 2018, respectively.

Information by Segment

Business Services

	Six Months Ended
	June 30,
	2019	2018
	(in millions, except percentages)
Net sales	$2,467.5	$2,825.1
Income from operations	70.2	78.1
Operating margin	2.8%	2.8%
Restructuring and other-net	27.0	4.5
Other operating income	(0.2)	(0.1)

Net sales for the Business Services segment for the six months ended June 30, 2019 were $2,467.5 million, a decrease of $357.6 million, or 12.7%, compared to the six months ended June 30, 2018. Net sales decreased $218.3 million due to business dispositions, primarily our Print Logistics business, and $38.8 million due to changes in foreign exchange rates. The remaining decrease in net sales was primarily due to lower volume in commercial print due to ongoing secular pressure and continued planned reduction in low margin sales, lower volume in the remaining logistics business and statements and price pressures across the segment, partially offset by higher volume in packaging. The following table summarizes net sales by products and services in the Business Services segment:

	Six Months Ended
	June 30,
Products and Services	2019	2018	$ Change	% Change
	(in millions, except percentages)
Commercial print	$835.9	$924.9	$(89.0)	(9.6%)
Logistics	409.7	651.2	(241.5)	(37.1%)
Packaging	302.1	294.3	7.8	2.7%
Statements	283.1	302.9	(19.8)	(6.5%)
Labels	240.1	236.7	3.4	1.4%
Supply chain management	152.6	160.7	(8.1)	(5.0%)
Business process outsourcing	122.4	122.6	(0.2)	(0.2%)
Forms	121.6	131.8	(10.2)	(7.7%)
Total Business Services	$2,467.5	$2,825.1	$(357.6)	(12.7%)

Business Services segment income from operations decreased $7.9 million for the six months ended June 30, 2019, primarily due to higher restructuring expense, lower volume, price pressures and cost inflation, partially offset by changes in foreign exchange rates, lower depreciation and amortization expense and cost control initiatives.

Marketing Solutions

	Six Months Ended
	June 30,
	2019	2018
	(in millions, except percentages)
Net sales	$563.1	$562.2
Income from operations	14.5	20.9
Operating margin	2.6%	3.7%
Restructuring and other-net	0.7	3.5

Net sales for the Marketing Solutions segment for the six months ended June 30, 2019 were $563.1 million, an increase of $0.9 million compared to the six months ended June 30, 2018. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Six Months Ended
	June 30,
Products and Services	2019	2018	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$285.5	$281.4	$4.1	1.5%
Digital print and fulfillment	224.7	219.1	5.6	2.6%
Digital and creative solutions	52.9	61.7	(8.8)	(14.3%)
Total Marketing Solutions	$563.1	$562.2	$0.9	0.2%

Marketing Solutions segment income from operations decreased $6.4 million to $14.5 million for the six months ended June 30, 2019, primarily due to lower volume in digital and creative solutions, unfavorable mix in digital print and fulfillment and higher manufacturing expenses.

Corporate

Corporate operating expenses during the six months ended June 30, 2019 were $40.5 million, a decrease of $0.8 million compared to the same period in 2018. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Six Months Ended
	June 30,
	2019	2018
	(in millions)
Operating expenses	$40.5	$41.3
Restructuring and other-net	5.4	3.8
Other operating income	(1.9)	—
Acquisition-related expenses	0.2	—

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

The following describes our cash flows for the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,
	2019	2018	$ Change
	(in millions)
Net cash used in operating activities	$(117.1)	$(128.0)	$10.9
Net cash used in investing activities	(67.5)	(3.1)	(64.4)
Net cash provided by financing activities	21.7	126.3	(104.6)
Effect of exchange rates on cash, cash equivalents and restricted cash	0.2	(10.2)	10.4
Net decrease in cash, cash equivalents and restricted cash	$(162.7)	$(15.0)	$(147.7)

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities for the six months ended June 30, 2019 was $10.9 million lower than in the same period in 2018, primarily due to improvements in working capital, partially offset by higher tax and restructuring-related payments.

Included in net cash used in operating activities were the following operating cash outflows:

	Six Months Ended
	June 30,
	2019	2018	$ Change
	(in millions)
Income tax payments, net of tax refunds	$42.6	$11.3	$31.3
Interest payments, net of interest income	83.8	80.6	3.2
Performance-based compensation payments	42.4	34.4	8.0
Restructuring and MEPP payments	26.0	16.8	9.2
Pension and other postretirement benefits plan contributions	3.8	10.2	(6.4)

Significant cash (outflows) inflows included in investing and financing activities for each period were as follows:

	Six Months Ended
	June 30,
	2019	2018	$ Change
	(in millions)
Capital expenditures	$(76.4)	$(48.0)	$(28.4)
Proceeds from sale of investments and other assets	1.4	48.1	(46.7)
Disposition of businesses	10.4	0.3	10.1
Proceeds from other short-term debt	—	51.9	(51.9)
Payments of current maturities and long-term debt	(175.1)	(0.2)	(174.9)
Net borrowings under credit facilities	211.0	106.0	105.0
Dividends paid	(4.3)	(19.6)	15.3

Capital expenditures for the six months ended June 30, 2019 were $28.4 million higher than the same period in 2018, primarily due to investments associated with building a new facility following the expected sale and relocation of a printing facility in Shenzhen, China and additional investments related to the recently awarded 2020 Census contract.

Proceeds from sale of investments and other assets for the six months ended June 30, 2018 included $32.1 million cash received as a deposit for the expected sale of a printing facility in Shenzhen, China and cash proceeds from the sale of investments and other assets of $16.0 million.

LIQUIDITY

Cash and cash equivalents of $220.5 million as of June 30, 2019 included $61.5 million in the U.S. and $159.0 million at international locations. We have recognized deferred tax liabilities of $6.0 million as of June 30, 2019 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries, if repatriated to the U.S., may be subject to additional tax which would depend on income tax laws and circumstances at the time of distribution. In addition, repatriation of some foreign cash balances is further restricted by local laws. We regularly evaluate whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about our future operating and liquidity needs. Changes in economic and business conditions, foreign or U.S. tax laws, or our financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in Cash and cash equivalents at June 30, 2019 were $21.1 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

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

The ABL Credit Agreement contains customary restrictive covenants, including a covenant which requires us to maintain a minimum fixed charge coverage ratio under certain circumstances. In addition, our ability to undertake certain actions, including, among other things, prepay certain junior debt, incur additional indebtedness and make certain restricted payments (including external dividends) depends on satisfaction of certain conditions, including, among other things, meeting minimum borrowing availability thresholds under the ABL Credit Agreement.

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

There were $270.0 million of borrowings under the ABL Credit Agreement as of June 30, 2019. Based on our borrowing base as of June 30, 2019 and existing borrowings, we had approximately $397.2 million borrowing capacity available under the ABL Credit Agreement.

The current availability under the ABL Credit Agreement as of June 30, 2019 is shown in the table below:

June 30, 2019
Availability	(in millions)
ABL Credit Agreement	$800.0
Availability reduction due to available borrowing base	99.0
$701.0
Usage
Borrowings under the ABL Credit Agreement	$270.0
Outstanding letters of credit	33.8
$303.8

Current availability at June 30, 2019	$397.2
Cash and cash equivalents	220.5
Total available liquidity (a)	$617.7
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

During the six months ended June 30, 2019, we transferred approximately $122 million of cash held in international jurisdictions to the U.S. which was used to reduce debt outstanding. Based on current regulations and process requirements, we expect to transfer additional cash held in international jurisdictions to the U.S. in the second half of 2019.

As of June 30, 2019, we were in compliance with the debt covenants under the ABL Credit Agreement and expect to remain in compliance based on our estimates of operating and financial results for 2019 and the foreseeable future. As of June 30, 2019, we met all the conditions required to borrow under the ABL Credit Agreement and we expect to continue to meet the borrowing conditions.

The failure of a financial institution supporting the ABL Credit Agreement would reduce the size of our committed facility unless a replacement institution was added. Currently, the ABL Credit Agreement is supported by eight U.S. financial institutions.

As of June 30, 2019, we had $156.5 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). There were $103.2 million in outstanding letters of credit, bank guarantees and bank acceptance drafts of which $33.8 million were issued, and reduced availability, under the ABL Credit Agreement. Total borrowings under the ABL Credit Agreement and the Other Facilities (the “Combined Facilities”) were $300.5 million as of June 30, 2019.

Our liquidity may be affected by our credit ratings. During the first quarter of 2018, Moody’s Investors Service, Inc. (“Moody’s”) downgraded our long-term corporate credit rating from B1 to B2 and downgraded the senior unsecured debt credit rating from B2 to B3. The outlook remained stable. During the third quarter of 2018, S&P Global Ratings (“S&P”) affirmed our long-term credit rating but revised the outlook from stable to negative and lowered the credit ratings on the senior unsecured debt from B to B-. Our S&P and Moody’s credit ratings as of June 30, 2019 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	B, Neg	B2, Stable
Senior unsecured debt	B-	B3
Term Loan Credit Agreement	B+	B1

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. During the six months ended June 30, 2018, we received non-refundable deposits in accordance with the terms of the agreement of approximately $32.1 million, which are recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Additional deposits will be paid to us in accordance with the agreement. Based on the current exchange rate, gross proceeds from the sale, including non-refundable deposits, are expected to be approximately $250.0 million and we expect the transaction to close in 2021 after closing conditions are satisfied and government approvals are obtained. As of June 30, 2019, the carrying cost of the building and land use rights is recorded in Other noncurrent assets and is not material.

Dividends

During the six months ended June 30, 2019, we paid cash dividends of $4.3 million. On July 26, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per common share, payable on September 3, 2019 to stockholders of record on August 15, 2019.

MANAGEMENT OF MARKET RISK

We are exposed to interest rate risk on our variable debt and price risk on our fixed-rate debt. At June 30, 2019, our variable-interest borrowings were $847.7 million. Approximately 60.4% of our outstanding debt was comprised of fixed-rate debt as of June 30, 2019.

We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2019 and December 31, 2018 by approximately $31.6 million and $35.4 million, respectively.

We are exposed to the impact of foreign currency fluctuations based on our global operations. The exposure to foreign currency movements within many countries is limited because the operating revenues and expenses of our various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, we are exposed to currency risk and may enter into foreign exchange contracts to hedge the currency risk. As of June 30, 2019 and December 31, 2018, the aggregate notional amount of outstanding foreign currency contracts was approximately $156.9 million and $170.8 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized (losses) gains from these foreign currency contracts were losses of $1.3 million at June 30, 2019 and gains of $0.6 million at December 31, 2018. We do not use derivative financial instruments for trading or speculative purposes.

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2019 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2019 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities during the three months ended June 30, 2019.

Each of our ABL Credit Agreement and Term Loan Credit Agreement limit our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions.

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

Date: July 31, 2019