Form 10-Q
period 2019-09-30
RR Donnelley & Sons Co
filed 2019-10-30
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-4694

R.R. DONNELLEY & SONS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 West Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)

(312) 326-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RRD	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange

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

Yes  ☐    No  ☒

As of October 28, 2019, 70.9 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$144.7	$370.6
Receivables, less allowances for doubtful accounts of $23.5 in 2019 (2018 - $25.9)	1,248.9	1,298.3
Inventories (Note 3)	338.7	329.7
Prepaid expenses and other current assets	111.7	101.1
Total current assets	1,844.0	2,099.7
Property, plant and equipment-net (Note 4)	513.6	531.3
Goodwill (Note 5)	554.9	553.4
Other intangible assets-net (Note 5)	105.6	113.3
Deferred income taxes	57.4	66.9
Operating lease assets (Note 13)	197.1	—
Other noncurrent assets	267.9	276.2
Total assets	$3,540.5	$3,640.8
LIABILITIES
Accounts payable	$803.2	$987.3
Accrued liabilities and other	348.8	347.4
Short-term operating lease liabilities (Note 13)	67.8	—
Short-term and current portion of long-term debt (Note 14)	100.6	216.2
Total current liabilities	1,320.4	1,550.9
Long-term debt (Note 14)	1,928.5	1,875.3
Pension liabilities	87.9	97.9
Other postretirement benefits plan liabilities	66.2	67.8
Long-term income tax liability	76.2	91.1
Long-term operating lease liabilities (Note 13)	133.1	—
Other noncurrent liabilities	205.1	203.2
Total liabilities	3,817.4	3,886.2
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2019 and 2018	0.9	0.9
Additional paid-in-capital	3,357.3	3,404.0
Accumulated deficit	(2,244.7)	(2,225.7)
Accumulated other comprehensive loss	(173.9)	(153.8)
Treasury stock, at cost, 18.2 shares in 2019 (2018 - 18.6 shares)	(1,230.4)	(1,285.5)
Total RRD stockholders' equity	(290.8)	(260.1)
Noncontrolling interests	13.9	14.7
Total equity	(276.9)	(245.4)
Total liabilities and equity	$3,540.5	$3,640.8

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Products net sales	$1,328.8	$1,329.8	$3,774.4	$3,881.6
Services net sales	290.6	319.7	875.6	1,155.2
Total net sales	1,619.4	1,649.5	4,650.0	5,036.8

Products cost of sales (exclusive of depreciation and amortization)	1,073.5	1,076.8	3,076.4	3,167.7
Services cost of sales (exclusive of depreciation and amortization)	235.0	257.3	706.2	968.4
Total cost of sales	1,308.5	1,334.1	3,782.6	4,136.1

Products gross profit	255.3	253.0	698.0	713.9
Services gross profit	55.6	62.4	169.4	186.8
Total gross profit	310.9	315.4	867.4	900.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	190.5	203.8	589.1	626.4
Restructuring and other (income) expense-net (Note 6)	(2.3)	11.0	30.8	22.8
Depreciation and amortization	43.5	44.2	126.2	137.5
Other operating expense (income)	5.4	(4.5)	3.3	(4.6)
Income from operations	73.8	60.9	118.0	118.6
Interest expense-net	37.4	42.0	115.6	125.7
Investment and other income-net	(4.6)	(5.5)	(11.3)	(14.7)
Loss on debt extinguishment	0.8	—	0.8	0.1
Income before income taxes	40.2	24.4	12.9	7.5
Income tax expense (benefit)	27.3	(10.4)	15.9	(5.4)
Net income (loss)	12.9	34.8	(3.0)	12.9
Less: income attributable to noncontrolling interests	0.3	0.5	0.2	1.2
Net income (loss) attributable to RRD common stockholders	$12.6	$34.3	$(3.2)	$11.7

Net income (loss) per share attributable to RRD common stockholders (Note 10):
Basic net income (loss) per share	$0.18	$0.49	$(0.04)	$0.17
Diluted net income (loss) per share	$0.18	$0.49	$(0.04)	$0.17

Weighted average number of common shares outstanding:
Basic	71.4	70.6	71.2	70.5
Diluted	71.4	70.7	71.2	70.8

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$12.9	$34.8	$(3.0)	$12.9

Other comprehensive loss, net of tax (Note 11):
Translation adjustments	(19.9)	(8.4)	(21.9)	(31.1)
Adjustments for net periodic pension and postretirement benefits plan cost	(0.2)	1.6	(0.6)	5.9
Other	0.6	—	2.1	—
Other comprehensive loss	(19.5)	(6.8)	(20.4)	(25.2)
Comprehensive (loss) income	(6.6)	28.0	(23.4)	(12.3)
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.1)	0.1	(0.1)	0.7
Comprehensive (loss) income attributable to RRD common stockholders	$(6.5)	$27.9	$(23.3)	$(13.0)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(3.0)	$12.9
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	126.2	137.5
Provision for doubtful accounts receivable	6.9	10.6
Share-based compensation	9.3	6.4
Deferred income taxes	9.8	7.3
Net pension and other postretirement benefits plan income	(12.1)	(15.9)
Other	(3.1)	(5.9)
Changes in operating assets and liabilities:
Accounts receivable-net	17.7	(5.7)
Inventories	(21.1)	(16.6)
Prepaid expenses and other current assets	(11.4)	(5.9)
Accounts payable	(172.3)	(150.7)
Current income taxes	(41.1)	(26.7)
Accrued liabilities and other	11.5	2.3
Pension and other postretirement benefits plan contributions	(5.1)	(13.5)
Net cash used in operating activities	(87.8)	(63.9)
INVESTING ACTIVITIES
Capital expenditures	(107.4)	(72.7)
Acquisition of business	(3.0)	—
Proceeds from sales of investments and other assets	32.8	49.9
Disposition of businesses	10.4	50.5
Payments related to company-owned life insurance	(1.3)	(1.8)
Net cash (used in) provided by investing activities	(68.5)	25.9
FINANCING ACTIVITIES
Proceeds from other short-term debt	—	56.5
Payments on other short-term debt	(8.0)	(12.2)
Payments of current maturities and long-term debt	(221.6)	(0.2)
Proceeds from credit facility borrowings	1,061.8	975.1
Payments on credit facility borrowings	(897.8)	(949.1)
Dividends paid	(6.4)	(21.8)
Payments of withholding taxes on share-based compensation	(0.9)	(0.7)
Other financing activities	(1.0)	(0.9)
Net cash (used in) provided by financing activities	(73.9)	46.7
Effect of exchange rate on cash, cash equivalents and restricted cash	(6.3)	(14.0)
Net decrease in cash, cash equivalents and restricted cash	(236.5)	(5.3)
Cash, cash equivalents and restricted cash at beginning of year	403.6	301.5
Cash, cash equivalents and restricted cash at end of period	$167.1	$296.2

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (“RRD,” the “Company,” “we,” “us,” and “our”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at September 30, 2019 and December 31, 2018 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$144.7	$370.6
Restricted cash - current (a)	22.3	32.9
Restricted cash - noncurrent (b)	0.1	0.1
Total cash, cash equivalents and restricted cash	$167.1	$403.6

(a)	Included within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets
(b)	Included within Other noncurrent assets within the Condensed Consolidated Balance Sheets

Cash payments for income taxes were $54.5 million and $28.4 million for the nine months ended September 30, 2019 and 2018, respectively. Cash refunds for income taxes were $7.7 million and $14.0 million for the nine months ended September 30, 2019 and 2018, respectively. Income taxes receivable of $25.5 million and $11.7 million as of September 30, 2019 and December 31, 2018, respectively, are included within Prepaid expenses and other current assets.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Products
Commercial print	$442.9	$496.4	$1,278.8	$1,421.3
Direct marketing	193.5	142.7	479.0	424.1
Packaging	182.1	179.7	484.2	474.0
Statements	134.0	133.5	417.1	436.4
Labels	124.0	118.8	364.1	355.5
Digital print and fulfillment	122.5	113.5	347.2	332.6
Supply chain management	69.8	81.5	222.4	242.2
Forms	60.0	63.7	181.6	195.5
Total products net sales	$1,328.8	$1,329.8	$3,774.4	$3,881.6
Services
Logistics	$204.6	$229.1	$614.3	$880.3
Business process outsourcing	58.6	60.5	181.0	183.1
Digital and creative solutions	27.4	30.1	80.3	91.8
Total services net sales	$290.6	$319.7	$875.6	$1,155.2
Total net sales	$1,619.4	$1,649.5	$4,650.0	$5,036.8

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Contract Balances

The following table provides information about contract assets and liabilities from contracts with clients:

	Contract Assets	Contract Liabilities
	Short-Term	Short-Term	Long-Term
Balance at December 31, 2018	$2.7	$16.5	$0.6
Balance at September 30, 2019	3.1	24.9	0.5

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations.

Revenue recognized during the nine months ended September 30, 2019 from amounts included in contract liabilities at the beginning of the period was approximately $14.0 million. During the nine months ended September 30, 2019, we reclassified $2.7 million of contract assets to receivables as a result of the completion of the performance obligation and the right to the consideration becoming unconditional.

3. Inventories

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Raw materials and manufacturing supplies	$145.8	$153.1
Work in process	83.1	75.1
Finished goods	129.2	120.1
LIFO reserve	(19.4)	(18.6)
Total inventories	$338.7	$329.7

4. Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Land	$47.8	$51.0
Buildings	380.7	389.5
Machinery and equipment	1,778.4	1,797.1
	2,206.9	2,237.6
Less: Accumulated depreciation	(1,693.3)	(1,706.3)
Total property, plant and equipment-net	$513.6	$531.3

During the three and nine months ended September 30, 2019 depreciation expense was $30.2 million and $85.4 million, respectively. During the three and nine months ended September 30, 2018 depreciation expense was $30.9 million and $96.5 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of September 30, 2019, we have received non-refundable deposits in accordance with the terms of the agreement of approximately $68.3 million which is recorded in Other noncurrent liabilities on the Consolidated Balance Sheets. As of September 30, 2019, the carrying cost of the building and land use rights is recorded in Other noncurrent assets and is not material.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

5. Goodwill and Other Intangible Assets

The carrying amount of goodwill at September 30, 2019 and December 31, 2018 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2018
Goodwill	$2,604.3	$519.5	$3,123.8
Accumulated impairment losses	(2,316.3)	(254.1)	(2,570.4)
Total	288.0	265.4	553.4
Acquisition	4.1	—	4.1
Foreign exchange	(2.6)	—	(2.6)

Net book value as of September 30, 2019
Goodwill	2,598.2	519.5	3,117.7
Accumulated impairment losses	(2,308.7)	(254.1)	(2,562.8)
Total	$289.5	$265.4	$554.9

The components of other intangible assets at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$518.3	$(429.1)	$89.2	$520.3	$(425.5)	$94.8
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	24.6	(24.4)	0.2	25.7	(25.2)	0.5
Trade names	31.8	(15.6)	16.2	34.6	(16.6)	18.0
Total other intangible assets	$576.7	$(471.1)	$105.6	$582.6	$(469.3)	$113.3

Amortization expense for other intangible assets was $5.9 million and $18.1 million for the three and nine months ended September 30, 2019, respectively, and was $6.8 million and $20.7 million for the three and nine months ended September 30, 2018, respectively.

6. Restructuring and Other

For the three months ended September 30, 2019 and 2018, we recorded the following net restructuring and other (income) expenses:

	Three Months Ended
	September 30, 2019
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Total
Business Services	$(0.4)	$(0.7)	$0.7	$(4.7)	$(5.1)
Marketing Solutions	—	—	0.1	—	0.1
Corporate	1.0	1.7	—	—	2.7
Total	$0.6	$1.0	$0.8	$(4.7)	$(2.3)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended
	September 30, 2018
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Total
Business Services	$2.7	$3.4	$0.6	$0.4	$7.1
Marketing Solutions	0.1	—	0.1	—	0.2
Corporate	—	3.0	—	0.7	3.7
Total	$2.8	$6.4	$0.7	$1.1	$11.0

For the nine months ended September 30, 2019 and 2018, we recorded the following net restructuring and other expenses (income):

	Nine Months Ended
	September 30, 2019
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Total
Business Services	$17.6	$7.0	$1.9	$(4.6)	$21.9
Marketing Solutions	0.4	0.1	0.3	—	0.8
Corporate	1.5	6.6	—	—	8.1
Total	$19.5	$13.7	$2.2	$(4.6)	$30.8

	Nine Months Ended
	September 30, 2018
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Total
Business Services	$8.8	$5.2	$1.9	$(4.3)	$11.6
Marketing Solutions	1.9	—	0.3	1.5	3.7
Corporate	0.5	6.3	—	0.7	7.5
Total	$11.2	$11.5	$2.2	$(2.1)	$22.8

Restructuring and Other

For the three and nine months ended September 30, 2019, we recorded net restructuring charges of $0.6 million and $19.5 million, respectively, for employee termination costs. These charges primarily relate to the relocation of a printing facility in Shenzhen, China, other announced facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. Other restructuring charges of $1.0 million and $13.7 million for the three and nine months ended September 30, 2019 are primarily comprised of increased reserves for employee termination litigation, environmental matters and lease terminations. Additionally, we recorded net gains of $4.7 million and $4.6 million on the sale of restructured facilities for the three and nine months ended September 30, 2019, respectively.

For the three and nine months ended September 30, 2018, we recorded net restructuring charges of $2.8 million and $11.2 million, respectively, for employee termination costs. These charges primarily related to the reorganization of selling, general and administrative functions across each segment and three facility closures in the Business Services segment. We also incurred charges for lease termination and other restructuring of $6.4 million and $11.5 million and multi-employer pension plan (“MEPP”) withdrawal obligations of $0.7 million and $2.2 million for the three and nine months ended September 30, 2018, respectively. Additionally, we recorded a $5.4 million net gain on the sale of previously impaired assets in the Business Services segment for the nine months ended September 30, 2018. These assets were impaired in 2015. We also recorded impairment charges related to facility closures of $3.3 million for the nine months ended September 30, 2018.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and MEPP Reserves

Restructuring and MEPP reserves as of December 31, 2018 and September 30, 2019, and changes during the nine months ended September 30, 2019, were as follows:

		Restructuring	Foreign
	December 31,	and Other	Exchange and	Cash	September 30,
	2018	Charges	Other	Paid	2019
Employee terminations	$4.8	$19.5	$(1.2)	$(18.4)	$4.7
MEPP withdrawal obligations	44.2	2.2	(0.1)	(4.8)	41.5
Other	6.2	13.7	—	(9.6)	10.3
Total	$55.2	$35.4	$(1.3)	$(32.8)	$56.5

The current portion of restructuring reserves of $17.8 million at September 30, 2019 was included in Accrued liabilities and other, while the long-term portion of $38.7 million, primarily related to MEPP withdrawal obligations, employee terminations in litigation, environmental matters and lease liabilities related to restructured facilities, was included in Other noncurrent liabilities at September 30, 2019. The liabilities for the withdrawal obligations associated with our decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $6.6 million and $34.9 million, respectively, as of September 30, 2019.

We anticipate that payments associated with the employee terminations reflected in the above table will be substantially completed by September 2020, excluding employee terminations in litigation within the Business Services segment.

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

7. Retirement Plans

Components of net pension and other postretirement benefits plan (“OPEB”) income for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Pension expense (income):
Service cost	$0.2	$0.1	$0.7	$0.5
Interest cost	8.2	7.7	24.9	23.4
Expected return on plan assets	(11.5)	(12.4)	(34.7)	(37.6)
Amortization, net	1.6	2.0	4.6	5.9
Settlements	—	0.2	—	1.5
Net pension income	$(1.5)	$(2.4)	$(4.5)	$(6.3)

OPEB expense (income):
Service cost	$—	$(0.3)	$—	$0.5
Interest cost	2.7	2.5	7.7	7.7
Expected return on plan assets	(3.3)	(3.5)	(9.9)	(10.5)
Amortization, net	(1.9)	(0.8)	(5.4)	(2.2)
Other	—	(5.1)	—	(5.1)
Net OPEB income	$(2.5)	$(7.2)	$(7.6)	$(9.6)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

During the nine months ended September 30, 2019 and 2018, we contributed $5.1 million and $13.5 million, respectively, to our retirement plans.

Other OPEB income during the three and nine months ended September 30, 2018 reflects the change in one of our OPEB liabilities due to a revision to participant demographic data utilized in the actuarial valuations.

8. Share-Based Compensation

Share-based compensation expense was $2.6 million and $9.3 million for the three and nine months ended September 30, 2019, respectively, and was $2.2 million and $6.4 million for the three and nine months ended September 30, 2018, respectively.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

9. Equity

Our equity as of December 31, 2018 and September 30, 2019, and changes during the three and nine months ended September 30, 2019, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2018	$0.9	$3,404.0	$(1,285.5)	$(2,225.7)	$(153.8)	$(260.1)	$14.7	$(245.4)
Net (loss) income				(8.8)		(8.8)	0.3	(8.5)
Other comprehensive income					1.4	1.4	0.2	1.6
Share-based compensation		3.4				3.4		3.4
Issuance of share-based awards, net of withholdings and other		(54.7)	53.8			(0.9)		(0.9)
Cash dividends paid				(2.1)		(2.1)		(2.1)
Cumulative impact of adopting ASU 2016-02, net of tax				2.6		2.6		2.6
Distributions to noncontrolling interests						—	(0.7)	(0.7)
Balance at March 31, 2019	$0.9	$3,352.7	$(1,231.7)	$(2,234.0)	$(152.4)	$(264.5)	$14.5	$(250.0)
Net loss				(7.0)		(7.0)	(0.4)	(7.4)
Other comprehensive loss					(2.4)	(2.4)	(0.1)	(2.5)
Share-based compensation		3.3				3.3		3.3
Issuance of share-based awards, net of withholdings and other		(0.5)	0.5			—		—
Cash dividends paid				(2.2)		(2.2)		(2.2)
Spinoff adjustments				(12.0)		(12.0)		(12.0)
Balance at June 30, 2019	$0.9	$3,355.5	$(1,231.2)	$(2,255.2)	$(154.8)	$(284.8)	$14.0	$(270.8)
Net income				12.6		12.6	0.3	12.9
Other comprehensive loss					(19.1)	(19.1)	(0.4)	(19.5)
Share-based compensation		2.6				2.6		2.6
Issuance of share-based awards, net of withholdings and other		(0.8)	0.8			—		—
Cash dividends paid				(2.1)		(2.1)		(2.1)
Distributions to noncontrolling interests						—		—
Balance at September 30, 2019	$0.9	$3,357.3	$(1,230.4)	$(2,244.7)	$(173.9)	$(290.8)	$13.9	$(276.9)

On October 1, 2016, we completed the separation of LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (“Spin Companies”) into two separate publicly-traded companies. The distribution of the Spin Companies was recorded as a reduction in Stockholder's Equity during the fourth quarter of 2016. During the second quarter of 2019, we identified an error in the accounting for the distribution of the Spin Companies. As a result, the error, which was determined by management to be immaterial to the previously issued Consolidated Financial Statements, has been corrected herein by increasing Accumulated Deficit by $12.0 million.

Stockholder Rights Plan

On August 28, 2019, our Board of Directors approved a Stockholder Rights Agreement (the “Rights Agreement”). Under the terms of the Rights Agreement, each share of our common stock is accompanied by one right; each right entitles the stockholder to purchase from the Company one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock at an exercise price of $12, subject to adjustment.

Subject to certain exceptions, the rights become exercisable 10 business days following a public announcement that a person (the “Acquiring Person”) has acquired beneficial ownership of 10% (or 20% in certain circumstances ) or more of the outstanding shares of common stock of the Company (the “Stock Acquisition Date”). The rights will expire on August 28, 2020, unless redeemed, exchanged or terminated earlier by the Company. At any time until 10 business days following the Stock Acquisition Date, the Company may redeem the rights for $0.001 per right.

In the event a person becomes an Acquiring Person, each holder of a right, other than the Acquiring Person, will have the right to receive common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In the event that we are acquired in a merger or other business combination as defined in the Rights Agreement, or 50% or more of our assets or earnings power is sold, each right entitles the holders to purchase common stock of the acquiring company having a value equal to two times the exercise price of the right.

At any time after a person becomes an Acquiring Person and prior to the acquisition by any person or group of 50% or more of the outstanding common stock, the Board of Directors may exchange the rights (other than rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of common stock, or one one-thousandth of a share of Series A Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per right, subject to adjustment.

Our equity as of December 31, 2017 and September 30, 2018, and changes during three and nine months ended September 30, 2018, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2017	$0.9	$3,444.0	$(1,333.1)	$(2,225.7)	$(103.7)	$(217.6)	$14.7	$(202.9)
Net (loss) income				(9.6)		(9.6)	0.3	(9.3)
Other comprehensive income					21.0	21.0	0.5	21.5
Share-based compensation		1.2				1.2		1.2
Issuance of share-based awards, net of withholdings and other		(32.7)	31.9	(0.1)		(0.9)		(0.9)
Cash dividends paid				(9.8)		(9.8)		(9.8)
Cumulative impact of adopting ASU 2014-09, net of tax				12.9		12.9		12.9
Distributions to noncontrolling interests						—	(1.0)	(1.0)
Balance at March 31, 2018	$0.9	$3,412.5	$(1,301.2)	$(2,232.3)	$(82.7)	$(202.8)	$14.5	$(188.3)
Net (loss) income				(13.0)		(13.0)	0.4	(12.6)
Other comprehensive loss					(39.3)	(39.3)	(0.6)	(39.9)
Share-based compensation		3.0				3.0		3.0
Issuance of share-based awards, net of withholdings and other		(4.5)	4.5	0.1		0.1		0.1
Cash dividends paid				(9.8)		(9.8)		(9.8)
Balance at June 30, 2018	$0.9	$3,411.0	$(1,296.7)	$(2,255.0)	$(122.0)	$(261.8)	$14.3	$(247.5)
Net income				34.3		34.3	0.5	34.8
Other comprehensive loss					(6.4)	(6.4)	(0.4)	(6.8)
Share-based compensation		2.2				2.2		2.2
Issuance of share-based awards, net of withholdings and other		(0.9)	0.9			—		—
Cumulative impact of adopting ASU 2018-02, net of tax				22.1	(22.1)	—		—
Cash dividends paid				(2.2)		(2.2)		(2.2)
Balance at September 30, 2018	$0.9	$3,412.3	$(1,295.8)	$(2,200.8)	$(150.5)	$(233.9)	$14.4	$(219.5)

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

During the nine months ended September 30, 2019 and 2018, no shares of common stock were purchased by us; however, shares were withheld for tax liabilities upon the vesting of equity awards.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) per share attributable to RRD common stockholders:
Basic	$0.18	$0.49	$(0.04)	$0.17
Diluted	$0.18	$0.49	$(0.04)	$0.17

Numerator:
Net income (loss) attributable to RRD common stockholders	$12.6	$34.3	$(3.2)	$11.7

Denominator:
Basic weighted average number of common shares outstanding	71.4	70.6	71.2	70.5
Dilutive options and awards	—	0.1	—	0.3
Diluted weighted average number of common shares outstanding	71.4	70.7	71.2	70.8

Weighted average number of anti-dilutive share-based awards:
Stock options	0.4	0.7	0.5	0.9
Restricted stock units	1.3	0.5	1.0	0.6
Total	1.7	1.2	1.5	1.5

Dividends declared per common share	$0.03	$0.03	$0.09	$0.31

11. Other Comprehensive Loss

The components of other comprehensive loss and income tax (benefit) expense allocated to each component for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$(19.9)	$—	$(19.9)	$(21.9)	$—	$(21.9)
Adjustments for net periodic pension and OPEB cost	(0.3)	(0.1)	(0.2)	(0.8)	(0.2)	(0.6)
Other	—	(0.6)	0.6	—	(2.1)	2.1
Other comprehensive loss	$(20.2)	$(0.7)	$(19.5)	$(22.7)	$(2.3)	$(20.4)

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$(8.4)	$—	$(8.4)	$(31.1)	$—	$(31.1)
Adjustments for net periodic pension and OPEB cost	2.1	0.5	1.6	7.9	2.0	5.9
Other comprehensive loss	$(6.3)	$0.5	$(6.8)	$(23.2)	$2.0	$(25.2)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive (loss) income by component as of December 31, 2018 and September 30, 2019, and changes during the nine months ended September 30, 2019, were as follows:

	Pension and OPEB Cost	Translation Adjustments	Other	Total
Balance at December 31, 2018	$(155.2)	$1.4	$—	$(153.8)
Other comprehensive (loss) income before reclassifications	—	(17.1)	2.1	(15.0)
Amounts reclassified from accumulated other comprehensive (loss) income	(0.6)	(4.5)	—	(5.1)
Net change in accumulated other comprehensive (loss) income	(0.6)	(21.6)	2.1	(20.1)
Balance at September 30, 2019	$(155.8)	$(20.2)	$2.1	$(173.9)

Accumulated other comprehensive (loss) income by component as of December 31, 2017 and September 30, 2018, and changes during the nine months ended September 30, 2018, were as follows:

	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(144.6)	$40.9	$(103.7)
Other comprehensive income (loss) before reclassifications	1.2	(30.6)	(29.4)
Amounts reclassified from accumulated other comprehensive (loss) income	4.1	—	4.1
Impact of adopting ASU 2018-02	(22.1)	—	(22.1)
Other	0.6	—	0.6
Net change in accumulated other comprehensive (loss) income	(16.2)	(30.6)	(46.8)
Balance at September 30, 2018	$(160.8)	$10.3	$(150.5)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Classification in the Condensed
	2019	2018	2019	2018	Consolidated Statements of Operations
Translation Adjustments:
Net realized gain, before tax	$—	$—	$(4.5)	$—	Other operating expense (income)
Reclassification, net of tax	$—	$—	$(4.5)	$—

Amortization of pension and OPEB cost:
Net actuarial loss	$1.1	$2.0	$3.3	$5.9	Investment and other income-net
Net prior service credit	(1.4)	(0.8)	(4.1)	(2.2)	Investment and other income-net
Settlements	—	0.2	—	1.5	Investment and other income-net
Reclassifications before tax	(0.3)	1.4	(0.8)	5.2
Income tax benefit	(0.1)	0.4	(0.2)	1.1
Reclassification, net of tax	(0.2)	1.0	$(0.6)	$4.1
Total reclassifications, net of tax	$(0.2)	$1.0	$(5.1)	$4.1

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

	Three Months Ended
	September 30, 2019
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	September 30, 2019
Business Services	$1,303.0	$(27.0)	$1,276.0	$80.6	$26.2	$17.6	$2,533.2
Marketing Solutions	352.0	(8.6)	343.4	24.4	14.7	8.0	766.7
Total operating segments	1,655.0	(35.6)	1,619.4	105.0	40.9	25.6	3,299.9
Corporate	—	—	—	(31.2)	2.6	5.4	240.6
Total operations	$1,655.0	$(35.6)	$1,619.4	$73.8	$43.5	$31.0	$3,540.5

	Three Months Ended
	September 30, 2018
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2018
Business Services	$1,385.7	$(22.5)	$1,363.2	$74.8	$31.5	$14.6	$2,764.5
Marketing Solutions	295.6	(9.3)	286.3	11.8	11.7	2.7	674.6
Total operating segments	1,681.3	(31.8)	1,649.5	86.6	43.2	17.3	3,439.1
Corporate	—	—	—	(25.7)	1.0	7.4	201.7
Total operations	$1,681.3	$(31.8)	$1,649.5	$60.9	$44.2	$24.7	$3,640.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Nine Months Ended
	September 30, 2019
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$3,812.7	$(69.2)	$3,743.5	$150.8	$82.1	$60.4
Marketing Solutions	930.9	(24.4)	906.5	38.9	38.2	31.6
Total operating segments	4,743.6	(93.6)	4,650.0	189.7	120.3	92.0
Corporate	—	—	—	(71.7)	5.9	15.4
Total operations	$4,743.6	$(93.6)	$4,650.0	$118.0	$126.2	$107.4

	Nine Months Ended
	September 30, 2018
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$4,265.4	$(77.1)	$4,188.3	$152.9	$98.7	$51.6
Marketing Solutions	876.2	(27.7)	848.5	32.7	35.3	8.1
Total operating segments	5,141.6	(104.8)	5,036.8	185.6	134.0	59.7
Corporate	—	—	—	(67.0)	3.5	13.0
Total operations	$5,141.6	$(104.8)	$5,036.8	$118.6	$137.5	$72.7

Net restructuring and other (income) expenses by segment are described in Note 6, Restructuring and Other.

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

In April 2019, we received a subpoena from the SEC related to previous business dealings with the Brazilian Ministry of Education. The SEC and Department of Justice (“DOJ”) are investigating the matter, and we are cooperating as they conduct their investigations. In addition, the DOJ has informed us that the Brazil authorities are also investigating the matter.

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

Our lease agreements do not contain material residual value guarantees, restrictions or covenants.

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$26.2	$73.4
Variable lease cost	9.9	28.6
Short-term lease cost	0.1	2.4
Sublease income	(0.3)	(0.9)
Total lease cost	$35.9	$103.5

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows	$64.8
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$26.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

As of September 30, 2019, the future lease payments under operating leases were as follows:

Year Ended December 31	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$21.6
2020	69.0
2021	52.4
2022	34.1
2023	23.8
2024 and thereafter	32.9
Total lease payments	233.8
Less: Amount representing interest	32.9
Present value of lease obligation	$200.9

Weighted average remaining lease term	4.1 years
Weighted average discount rate	6.6%

Comparative Period Disclosures under Topic 840

Rent expense for facilities in use and equipment was $26.3 million and $83.7 million for the three and nine months ended September 30, 2018, respectively. Sublease rental income for the nine months ended September 30, 2018 was not significant.

As of December 31, 2018, future minimum rental commitments under operating leases were as follows:

Year Ended December 31	Operating Leases
2019	$77.8
2020	56.9
2021	41.3
2022	27.7
2023	21.4
2024 and thereafter	33.4
$258.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

14. Debt

Debt at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Borrowings under the ABL Credit Agreement	$223.0	$59.0
11.25% senior notes due February 1, 2019 (a)	—	172.2
7.625% senior notes due June 15, 2020	65.8	65.8
7.875% senior notes due March 15, 2021	167.1	190.4
8.875% debentures due April 15, 2021	60.2	81.0
7.00% senior notes due February 15, 2022	140.0	140.0
6.50% senior notes due November 15, 2023	290.6	290.6
Term Loan Credit Agreement due January 15, 2024 (b)	541.4	544.7
6.00% senior notes due April 1, 2024	298.2	298.3
6.625% debentures due April 15, 2029	158.0	157.9
8.820% debentures due April 15, 2031	69.0	69.0
Other (c)	29.4	38.9
Unamortized debt issuance costs	(13.6)	(16.3)
Total debt	2,029.1	2,091.5
Less: current portion	100.6	216.2
Long-term debt	$1,928.5	$1,875.3
(a)	As of December 31, 2018 the interest rate on the 11.25% senior notes due February 1, 2019 had contractually increased to 13.25%.
(b)	As of September 30, 2019 and December 31, 2018, the interest rate on the Term Loan Credit Agreement due January 15, 2024 was 7.04% and 7.51%, respectively.
(c)	Includes miscellaneous debt obligations.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to us for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt was higher than its book value by approximately $10.1 million and less than its book value by approximately $14.4 million at September 30, 2019 and December 31, 2018, respectively.

During the three months ended September 30, 2019, we repurchased on the open market $23.4 million and $20.7 million in aggregate principal amount of the 7.875% senior notes due 2021 and 8.875% debentures due 2021, respectively. We recorded a loss on debt extinguishment of $0.8 million in the third quarter of 2019 on the repurchase of the bonds.

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

Our obligations under the Term Loan Credit Agreement are guaranteed by our material domestic subsidiaries (the “Guarantors”) and are secured by a security interest in substantially all assets of ours and the Guarantors, including certain material real property, subject to certain exceptions and exclusions. The ABL Priority Collateral (as defined below) secures our obligations and the obligations of the Guarantors under the Term Loan Credit Agreement and related guarantees on a second-priority basis, and all other collateral other than the ABL Priority Collateral secures our obligations and the obligations of the Guarantors under the Term Loan Credit Agreement and related guarantees on a first-priority basis, in each case, subject to permitted liens.

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

Based on our borrowing base as of September 30, 2019 and existing borrowings, we had approximately $438.6 million borrowing capacity available under the ABL Credit Agreement.

The weighted average interest rate on borrowings under our current facility was 3.7% and 3.4% during the nine months ended September 30, 2019 and 2018, respectively.

Interest paid, net of interest capitalized, was $27.0 million and $112.5 million for the three and nine months ended September 30, 2019, respectively, and $38.2 million and $120.0 million for the three and nine months ended September 30, 2018, respectively.

Interest income was $0.6 million and $2.3 million for the three and nine months ended September 30, 2019, respectively, and $0.8 million and $2.0 million for the three and nine months ended September 30, 2018, respectively.

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

We are exposed to the impact of foreign currency fluctuations based on our global operations. The exposure to foreign currency movements within many countries is limited because the operating revenues and expenses of our various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, we are exposed to currency risk. Periodically, we use foreign exchange spot and forward contracts to hedge exposures resulting from foreign exchange fluctuations. To the extent the gains and losses associated with the fair values of foreign currency exchange contracts are recognized in the Condensed Consolidated Statements of Operations, they are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at September 30, 2019 and December 31, 2018 was $144.4 million and $170.8 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

The total fair value of our foreign currency contracts, which were the only derivatives not designated as hedges, included in Prepaid expenses and other current assets at September 30, 2019 and December 31, 2018, was $0.2 million and $0.9 million, respectively. In addition, there was $3.0 million and $0.3 million of these derivatives included in Accrued liabilities and other at September 30, 2019 and December 31, 2018, respectively.

16. Acquisition and Dispositions

On August 1, 2019, we completed an acquisition within the Business Services segment for a purchase price of $14.6 million consisting of $3.0 million in cash paid at closing, a $3.0 million note payable due January 1, 2020 and $8.6 million in contingent consideration based on the future performance of the acquired business. The cost of the acquisition is primarily allocated to intangible assets related to client relationships based on the fair value at the acquisition date.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

On May 8, 2019, we sold our R&D business within the Business Services segment for net proceeds of $11.7 million, which was received during the nine months ended September 30, 2019. The disposition of this business resulted in a net gain of $6.2 million during the nine months ended September 30, 2019, which was recorded in Other operating expense (income) in the Condensed Consolidated Statements of Operations.

On March 31, 2019, our subsidiary, RR Donnelley Editora e Grafica Ltda. (“RRD Brazil”), filed for bankruptcy liquidation in bankruptcy court in Brazil. The bankruptcy petition was approved by the court shortly thereafter and a bankruptcy trustee was appointed. As a result of the bankruptcy liquidation, we recorded a gain of $4.0 million in Other operating expense (income) for the nine months ended September 30, 2019, primarily reflecting the reclassification of cumulative currency translation adjustments into earnings and ongoing expenses associated with the bankruptcy proceedings. Subsequent to March 31, 2019, the operating results of RRD Brazil are no longer included in our consolidated results of operations. RRD Brazil had net sales of $8.8 million for the three months ended March 31, 2019 and $12.4 million and $43.2 million for the three and nine months ended September 30, 2018, respectively. RRD Brazil had a loss before income taxes of $4.1 million for the three months ended March 31, 2019 and $4.1 million and $15.6 million for the three and nine months ended September 30, 2018, respectively. The operations of RRD Brazil were included in the Business Services segment.

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

17. Subsequent Event

On October 25, 2019, we completed the sale of substantially all of our Global Document Solutions (“GDS”) business for approximately $42.3 million, subject to a working capital adjustment. GDS primarily provides statements and print management services in Europe and reported net sales of $185.1 million and $207.2 million during the nine months ended September 30, 2019 and 2018, respectively, and $272.8 million during the year ended December 31, 2018. As of September 30, 2019, net assets sold, excluding currency translation adjustments, were approximately $21.0 million.

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

We adopted the guidance as of January 1, 2019 using the effective date as the date of initial application. Results for the three and nine months ended September 30, 2019 are presented under Topic 842. Information prior to the effective date continues to be presented in accordance with the previous lease guidance, “Leases (Topic 840)”.

We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of those leases in place as of December 31, 2018.

See Note 13, Commitments and Contingencies, for further discussion.

Accounting Pronouncements Issued and Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, however early adoption is permitted. We are currently evaluating the impact of ASU 2018-15 on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which removes certain disclosures that are no longer cost beneficial and also includes additional disclosures to improve the overall usefulness of the disclosure requirements to financial statement users. ASU 2018-14 will be effective for public entities for fiscal years beginning after December 15, 2020, however early adoption is permitted. We are currently evaluating the impact of ASU 2018-14 on the consolidated financial statements.

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

Executive Overview

Third Quarter Overview

Net sales decreased by $30.1 million, or 1.8%, for the three months ended September 30, 2019 compared to the same period in 2018. Net sales decreased $13.4 million due to recent business dispositions, primarily the bankruptcy liquidation of RRD Brazil, and $10.5 million due to changes in foreign exchange rates. Net sales also decreased due to lower volume within the Business Services segment, partially offset by higher volume within the Marketing Solutions segment.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the three months ended September 30, 2019, we realized cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, as well as facility consolidations.

Net cash used in operating activities for the nine months ended September 30, 2019 was $87.8 million as compared to $63.9 million for the nine months ended September 30, 2018. The change in net cash flow from operating activities related primarily to higher tax payments.

Goodwill Impairment Assessment

We perform our goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of our interim review for indicators of impairment, we analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the nine months ended September 30, 2019 compared to expected results. In addition, we considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

We considered trends in these factors when performing our assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, we concluded that as of September 30, 2019, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of our estimates of the fair value of our reporting units and could result in a material impairment of goodwill in a future interim period or as of October 31, 2019, our next annual measurement date.

In particular, we had one reporting unit in the Business Services segment experience a decline in sales during the nine months ended September 30, 2019. Continued negative trends could impact the estimated fair value of this reporting unit and could result in a future impairment charge. As of the October 31, 2018 annual goodwill impairment test, the fair value of this reporting unit exceeded its book value by approximately 29%. As of September 30, 2019, $151.8 million of goodwill was allocated to this reporting unit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

The following table shows the results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Products net sales	$1,328.8	$1,329.8	$(1.0)	(0.1%)
Services net sales	290.6	319.7	(29.1)	(9.1%)
Total net sales	1,619.4	1,649.5	(30.1)	(1.8%)
Products cost of sales (exclusive of depreciation and amortization)	1,073.5	1,076.8	(3.3)	(0.3%)
Services cost of sales (exclusive of depreciation and amortization)	235.0	257.3	(22.3)	(8.7%)
Total cost of sales	1,308.5	1,334.1	(25.6)	(1.9%)
Products gross profit	255.3	253.0	2.3	0.9%
Services gross profit	55.6	62.4	(6.8)	(10.9%)
Total gross profit	310.9	315.4	(4.5)	(1.4%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	190.5	203.8	(13.3)	(6.5%)
Restructuring and other (income) expense-net	(2.3)	11.0	(13.3)	nm
Depreciation and amortization	43.5	44.2	(0.7)	(1.6%)
Other operating expense (income)	5.4	(4.5)	9.9	nm
Income from operations	$73.8	$60.9	$12.9	21.2%

Consolidated

Net sales of products for the three months ended September 30, 2019 decreased $1.0 million, or 0.1%, to $1,328.8 million versus the same period in 2018. The third quarter of 2019 included a $13.4 million decrease due to recent business dispositions and a $9.4 million decrease due to changes in foreign exchange rates. Net sales of products also decreased due to lower volume in commercial print due to ongoing secular pressure and continued planned reduction in low margin sales, offset by higher volume in direct marketing primarily attributable to the 2020 Census contract.

Net sales from services for the three months ended September 30, 2019 decreased $29.1 million, or 9.1%, to $290.6 million versus the same period in 2018. Net sales from services decreased due primarily to lower volume in our logistics business.

Products cost of sales for the three months ended September 30, 2019 decreased $3.3 million, or 0.3%, to $1,073.5 million versus the same period in 2018. Products cost of sales decreased primarily due to changes in foreign exchange rates, cost control initiatives across both segments and lower volume in commercial print, partially offset by cost inflation and higher volume in direct marketing primarily attributable to the 2020 Census contract. As a percentage of net sales, products cost of sales decreased 0.2 percentage points for the three months ended September 30, 2019 versus the same period in 2018.

Services cost of sales decreased $22.3 million, or 8.7%, for the three months ended September 30, 2019 versus the same period in 2018, primarily due to lower volume in our logistics business and cost control initiatives, partially offset by cost inflation. As a percentage of net sales, services cost of sales increased 0.4 percentage points for the three months ended September 30, 2019 versus the same period in 2018.

Products gross profit increased $2.3 million to $255.3 million for the three months ended September 30, 2019 versus the same period in 2018, primarily due to favorable product mix, changes in foreign exchange rates and cost control initiatives, partially offset by price pressures and cost inflation. Products gross margin increased from 19.0% in 2018 to 19.2% in 2019.

Services gross profit decreased $6.8 million to $55.6 million for the three months ended September 30, 2019 versus the same period in 2018, primarily due to lower volume in our logistics business and cost inflation. Services gross margin decreased from 19.5% in 2018 to 19.1% in 2019.

Selling, general and administrative expenses decreased $13.3 million to $190.5 million for the three months ended September 30, 2019 versus the same period in 2018 reflecting cost control initiatives and recent business dispositions. As a percentage of net sales, selling, general and administrative expenses decreased from 12.4% to 11.8% for the three months ended September 30, 2019 versus the same period in 2018.

For the three months ended September 30, 2019, we recorded net restructuring and other income of $2.3 million versus net restructuring and other expense of $11.0 million in the same period in 2018. Net restructuring and other income included $0.6 million for employee termination costs and other restructuring charges of $1.0 million for the three months ended September 30, 2019. Additionally, we recorded a $4.7 million net gain on the sale of restructured facilities for three months ended September 30, 2019. See Note 6, Restructuring and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $0.7 million to $43.5 million for the three months ended September 30, 2019 compared to the same period in 2018. Depreciation and amortization included $5.9 million and $6.8 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the three months ended September 30, 2019 and 2018, respectively.

Other operating expense for the three months ended September 30, 2019 was $5.4 million compared to other operating income of $4.5 million in the same period in 2018. The expense in 2019 primarily related to the ongoing SEC and DOJ investigations and the ongoing bankruptcy liquidation of RRD Brazil. The prior year amount related to a pre-tax gain on the sale of our Print Logistics business in July 2018.

Income from operations for the three months ended September 30, 2019 was $73.8 million, an increase of $12.9 million, or 21.2%, compared to the three months ended September 30, 2018.

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$37.4	$42.0	$(4.6)	(11.0%)
Investment and other income-net	(4.6)	(5.5)	(0.9)	16.4%
Loss on debt extinguishment	0.8	—	0.8	nm

Net interest expense decreased by $4.6 million for the three months ended September 30, 2019 versus the same period in 2018, primarily due to lower average interest rates and lower average debt outstanding during the three months ended September 30, 2019.

Investment and other income, net for the three months ended September 30, 2019 and 2018 was $4.6 million and $5.5 million, respectively, and principally comprised of net OPEB and pension income.

Loss on debt extinguishment for the three months ended September 30, 2019 was $0.8 million which related to the repurchase of senior notes and debentures. See Note 14, Debt, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Income before income taxes	$40.2	$24.4	$15.8	64.8%
Income tax expense (benefit)	27.3	(10.4)	37.7	nm
Effective income tax rate	67.9%	42.6%

The effective income tax rate for the three months ended September 30, 2019 was an expense of 67.9% and was higher than the Federal statutory rate primarily due to limitations on the interest expense deduction as a result of the Tax Act. The effective income tax rate for the three months ended September 30, 2018 was a benefit of 42.6% which included adjustments to the provisional amounts related to the Tax Act, the release of a valuation allowance utilized due to the gain on the sale of our Print Logistics business and the inability to recognize a tax benefit on certain losses.

Income attributable to noncontrolling interests was $0.3 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively.

Net income attributable to RRD common stockholders was $12.6 million and $34.3 million for the three months ended September 30, 2019 and 2018, respectively.

Information by Segment

Business Services

	Three Months Ended
	September 30,
	2019	2018
	(in millions, except percentages)
Net sales	$1,276.0	$1,363.2
Income from operations	80.6	74.8
Operating margin	6.3%	5.5%
Restructuring and other (income) expense-net	(5.1)	7.1
Other operating income	—	(4.5)

Net sales for the Business Services segment for the three months ended September 30, 2019 were $1,276.0 million, a decrease of $87.2 million, or 6.4%, compared to 2018. Net sales decreased $13.4 million due to business dispositions, primarily our Brazil business, and $10.5 million due to changes in foreign exchange rates. The remaining decrease in net sales was primarily due to lower volume in commercial print due to ongoing secular pressure and continued planned reduction in low margin sales, lower volume in our logistics business and modest price pressures across the segment. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	September 30,
Products and Services	2019	2018	$ Change	% Change
	(in millions, except percentages)
Commercial print	$442.9	$496.4	$(53.5)	(10.8%)
Logistics	204.6	229.1	(24.5)	(10.7%)
Packaging	182.1	179.7	2.4	1.3%
Statements	134.0	133.5	0.5	0.4%
Labels	124.0	118.8	5.2	4.4%
Supply chain management	69.8	81.5	(11.7)	(14.4%)
Forms	60.0	63.7	(3.7)	(5.8%)
Business process outsourcing	58.6	60.5	(1.9)	(3.1%)
Total Business Services	$1,276.0	$1,363.2	$(87.2)	(6.4%)

Business Services segment income from operations increased $5.8 million to $80.6 million for the three months ended September 30, 2019, primarily due to lower restructuring expense mostly attributable to net gains on the sale of restructured facilities, lower depreciation and amortization expense and cost control initiatives, including the closure of our operation in Brazil, partially offset by lower volume, price pressures and cost inflation.

Marketing Solutions

	Three Months Ended
	September 30,
	2019	2018
	(in millions, except percentages)
Net sales	$343.4	$286.3
Income from operations	24.4	11.8
Operating margin	7.1%	4.1%
Restructuring and other-net	0.1	0.2

Net sales for the Marketing Solutions segment for the three months ended September 30, 2019 were $343.4 million, an increase of $57.1 million, or 19.9%, compared to 2018. Net sales increased primarily due to higher volume in direct marketing attributable to the 2020 Census contract. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Three Months Ended
	September 30,
Products and Services	2019	2018	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$193.5	$142.7	$50.8	35.6%
Digital print and fulfillment	122.5	113.5	9.0	7.9%
Digital and creative solutions	27.4	30.1	(2.7)	(9.0%)
Total Marketing Solutions	$343.4	$286.3	$57.1	19.9%

Marketing Solutions segment income from operations increased $12.6 million to $24.4 million for the three months ended September 30, 2019, primarily due to higher volume in direct marketing attributable to the 2020 Census contract.

Corporate

Corporate operating expenses during the three months ended September 30, 2019 were $31.2 million, an increase of $5.5 million compared to the same period in 2018. The increase was primarily driven by higher other operating expense related to the ongoing SEC and DOJ investigations and the ongoing bankruptcy liquidation of RRD Brazil. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	September 30,
	2019	2018
	(in millions)
Operating expenses	$31.2	$25.7
Restructuring and other-net	2.7	3.7
Other operating expense	5.4	—
Acquisition-related expenses	0.3	—

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

The following table shows the results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Products net sales	$3,774.4	$3,881.6	$(107.2)	(2.8%)
Services net sales	875.6	1,155.2	(279.6)	(24.2%)
Total net sales	4,650.0	5,036.8	(386.8)	(7.7%)
Products cost of sales (exclusive of depreciation and amortization)	3,076.4	3,167.7	(91.3)	(2.9%)
Services cost of sales (exclusive of depreciation and amortization)	706.2	968.4	(262.2)	(27.1%)
Total cost of sales	3,782.6	4,136.1	(353.5)	(8.5%)
Products gross profit	698.0	713.9	(15.9)	(2.2%)
Services gross profit	169.4	186.8	(17.4)	(9.3%)
Total gross profit	867.4	900.7	(33.3)	(3.7%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	589.1	626.4	(37.3)	(6.0%)
Restructuring and other-net	30.8	22.8	8.0	35.1%
Depreciation and amortization	126.2	137.5	(11.3)	(8.2%)
Other operating expense (income)	3.3	(4.6)	7.9	nm
Income from operations	$118.0	$118.6	$(0.6)	(0.5%)

Consolidated

Net sales of products for the nine months ended September 30, 2019 decreased $107.2 million, or 2.8%, to $3,774.4 million versus the same period in 2018. The nine months ended September 30, 2019 included a $45.0 million decrease due to changes in foreign exchange rates and a $26.7 million decrease due to the bankruptcy liquidation of RRD Brazil. Net sales of products also decreased due to lower volume in commercial print due to ongoing secular pressure and continued planned reduction in low margin sales, as well as price pressure, partially offset by higher volume in direct marketing primarily attributable to the 2020 Census contract.

Net sales from services for the nine months ended September 30, 2019 decreased $279.6 million, or 24.2%, to $875.6 million versus the same period in 2018. Net sales from services decreased $205.0 million due to business dispositions, primarily our Print Logistics business. Net sales from services also decreased due to lower volume in the remaining logistics business.

Products cost of sales for the nine months ended September 30, 2019 decreased $91.3 million, or 2.9%, to $3,076.4 million versus the same period in 2018 primarily due to the reduction in net sales.

Services cost of sales decreased $262.2 million, or 27.1%, for the nine months ended September 30, 2019 versus the same period in 2018, primarily due to the disposition of our Print Logistics business and cost control initiatives. As a percentage of net sales, services cost of sales decreased 3.1 percentage points for the nine months ended September 30, 2019 versus the same period in 2018.

Products gross profit decreased $15.9 million to $698.0 million for the nine months ended September 30, 2019 versus the same period in 2018, primarily due to lower volume, unfavorable product mix, cost inflation and price pressures, partially offset by changes in foreign exchange rates and cost control initiatives. Products gross margin increased from 18.4% to 18.5% for the nine months ended September 30, 2019 versus the same period in 2018.

Services gross profit decreased $17.4 million to $169.4 million for the nine months ended September 30, 2019 versus the same period in 2018, primarily due to lower volume in our logistics business. Services gross margin increased from 16.2% in 2018 to 19.3% in 2019.

Selling, general and administrative expenses decreased $37.3 million to $589.1 million for the nine months ended September 30, 2019 versus the same period in 2018 reflecting cost control initiatives and the recent dispositions. As a percentage of net sales, selling, general and administrative expenses increased from 12.4% to 12.7% for the nine months ended September 30, 2019 versus the same period in 2018.

For the nine months ended September 30, 2019, net restructuring and other expense of $30.8 million increased $8.0 million versus the same period in 2018. These expenses included $19.5 million for employee termination costs, primarily related to the relocation of a printing facility in Shenzhen, China and $13.7 million for other restructuring charges for the nine months ended September 30, 2019. Additionally, we recorded a $4.6 million net gain on the sale of restructured facilities for the nine months ended September 30, 2019. See Note 6, Restructuring and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $11.3 million to $126.2 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $18.1 million and $20.7 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the nine months ended September 30, 2019 and 2018, respectively.

Other operating expense for the nine months ended September 30, 2019 was $3.3 million compared to other operating income of $4.6 million for the same period in 2018. The expense in 2019 was primarily related to the ongoing SEC and DOJ investigations, an increase in reserves for an unfavorable state sales tax matter and expenses related to the ongoing bankruptcy liquidation of RRD Brazil, partially offset by the gains from the recent dispositions. The prior year amount primarily included a $4.5 million pre-tax gain on the sale of our Print Logistics business in July 2018.

Income from operations for the nine months ended September 30, 2019 was $118.0 million, a decrease of $0.6 million, or 0.5%, compared to the nine months ended September 30, 2018.

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$115.6	$125.7	$(10.1)	(8.0%)
Investment and other income-net	(11.3)	(14.7)	(3.4)	(23.1%)
Loss on debt extinguishment	0.8	0.1	0.7	nm

Net interest expense decreased by $10.1 million for the nine months ended September 30, 2019 versus the same period in 2018, primarily due to lower average borrowings and interest rates during nine months ended September 30, 2019.

Investment and other income, net for the nine months ended September 30, 2019 and 2018 was $11.3 million and $14.7 million, respectively, and principally comprised of net pension and OPEB income.

Loss on debt extinguishment for the nine months ended September 30, 2019 was $0.8 million which related to the repurchase of senior notes and debentures. See Note 14, Debt, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Income before income taxes	$12.9	$7.5	$5.4	72.0%
Income tax expense (benefit)	15.9	(5.4)	(21.3)	nm
Effective income tax rate	123.3%	72.0%

The effective income tax rate for the nine months ended September 30, 2019 was an expense of 123.3% and was higher than the Federal statutory rate primarily due to the inability to recognize a tax benefit on certain losses and limitations on the interest expense deduction as a result of the Tax Act. The effective income tax rate for the nine months ended September 30, 2018 was a benefit of 72.0% which included adjustments to the provisional amounts related to the Tax Act, the release of a valuation allowance utilized due to the gain on the sale of our Print Logistics business and the inability to recognize a tax benefit on certain losses.

Income attributable to noncontrolling interests was $0.2 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Net (loss) income attributable to RRD common stockholders was a loss of $3.2 million and income of $11.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Information by Segment

Business Services

	Nine Months Ended
	September 30,
	2019	2018
	(in millions, except percentages)
Net sales	$3,743.5	$4,188.3
Income from operations	150.8	152.9
Operating margin	4.0%	3.7%
Restructuring and other-net	21.9	11.6
Other operating income	(0.2)	(4.6)

Net sales for the Business Services segment for the nine months ended September 30, 2019 were $3,743.5 million, a decrease of $444.8 million, or 10.6%, compared to the nine months ended September 30, 2018. Net sales decreased $231.7 million due to business dispositions, primarily our Print Logistics business, and $49.3 million due to changes in foreign exchange rates. The remaining decrease in net sales was primarily due to lower volume in commercial print due to ongoing secular pressure and continued planned reduction in low margin sales, lower volume in the remaining logistics business and price pressures across the segment. The following table summarizes net sales by products and services in the Business Services segment:

	Nine Months Ended
	September 30,
Products and Services	2019	2018	$ Change	% Change
	(in millions, except percentages)
Commercial print	$1,278.8	$1,421.3	$(142.5)	(10.0%)
Logistics	614.3	880.3	(266.0)	(30.2%)
Packaging	484.2	474.0	10.2	2.2%
Statements	417.1	436.4	(19.3)	(4.4%)
Labels	364.1	355.5	8.6	2.4%
Supply chain management	222.4	242.2	(19.8)	(8.2%)
Forms	181.6	195.5	(13.9)	(7.1%)
Business process outsourcing	181.0	183.1	(2.1)	(1.1%)
Total Business Services	$3,743.5	$4,188.3	$(444.8)	(10.6%)

Business Services segment income from operations decreased $2.1 million for the nine months ended September 30, 2019, primarily due to higher restructuring expense, lower volume, price pressures and cost inflation, partially offset by changes in foreign exchange rates, lower depreciation and amortization expense and cost control initiatives.

Marketing Solutions

	Nine Months Ended
	September 30,
	2019	2018
	(in millions, except percentages)
Net sales	$906.5	$848.5
Income from operations	38.9	32.7
Operating margin	4.3%	3.9%
Restructuring and other-net	0.8	3.7

Net sales for the Marketing Solutions segment for the nine months ended September 30, 2019 were $906.5 million, an increase of $58.0 million compared to the nine months ended September 30, 2018. Net sales increased primarily due to higher volume in direct marketing attributable to the 2020 Census contract. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Nine Months Ended
	September 30,
Products and Services	2019	2018	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$479.0	$424.1	$54.9	12.9%
Digital print and fulfillment	347.2	332.6	14.6	4.4%
Digital and creative solutions	80.3	91.8	(11.5)	(12.5%)
Total Marketing Solutions	$906.5	$848.5	$58.0	6.8%

Marketing Solutions segment income from operations increased $6.2 million to $38.9 million for the nine months ended September 30, 2019, primarily due to higher volume in direct marketing attributable to the 2020 Census contract.

Corporate

Corporate operating expenses during the nine months ended September 30, 2019 were $71.7 million, an increase of $4.7 million compared to the same period in 2018. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended
	September 30,
	2019	2018
	(in millions)
Operating expenses	$71.7	$67.0
Restructuring and other-net	8.1	7.5
Other operating expense	3.5	—
Acquisition-related expenses	0.5	—

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have sufficient liquidity to support our ongoing operations and to invest in future growth to create value for our stockholders. Our operating cash flows, existing cash balances and available capacity under our asset-based senior secured revolving credit facility (the “ABL Credit Agreement”) are our primary sources of liquidity and are expected to be used for, among other things, capital expenditures necessary to support productivity improvement and growth, completion of restructuring programs, payment of interest and principal on our long-term debt obligations, acquisitions and distributions to stockholders that require approval by the Board of Directors.

The following describes our cash flows for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30,
	2019	2018	$ Change
	(in millions)
Net cash used in operating activities	$(87.8)	$(63.9)	$(23.9)
Net cash (used in) provided by investing activities	(68.5)	25.9	(94.4)
Net cash (used in) provided by financing activities	(73.9)	46.7	(120.6)
Effect of exchange rates on cash, cash equivalents and restricted cash	(6.3)	(14.0)	7.7
Net decrease in cash, cash equivalents and restricted cash	$(236.5)	$(5.3)	$(231.2)

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities for the nine months ended September 30, 2019 was $23.9 million higher than in the same period in 2018, primarily due to higher tax payments.

Included in net cash used in operating activities were the following operating cash outflows:

	Nine Months Ended
	September 30,
	2019	2018	$ Change
	(in millions)
Income tax payments, net of tax refunds	$46.8	$14.4	$32.4
Interest payments, net of interest income	110.2	118.0	(7.8)
Performance-based compensation payments	43.7	35.6	8.1
Restructuring and MEPP payments	32.8	28.0	4.8
Pension and other postretirement benefits plan contributions	5.1	13.5	(8.4)

Significant cash (outflows) inflows included in investing and financing activities for each period were as follows:

	Nine Months Ended
	September 30,
	2019	2018	$ Change
	(in millions)
Capital expenditures	$(107.4)	$(72.7)	$(34.7)
Acquisition of business	(3.0)	—	(3.0)
Proceeds from sale of investments and other assets	32.8	49.9	(17.1)
Disposition of businesses	10.4	50.5	(40.1)
Proceeds from other short-term debt	—	56.5	(56.5)
Payments of current maturities and long-term debt	(221.6)	(0.2)	(221.4)
Net borrowings under credit facilities	164.0	26.0	138.0
Dividends paid	(6.4)	(21.8)	15.4

Capital expenditures for the nine months ended September 30, 2019 were $34.7 million higher than the same period in 2018, primarily due to investments associated with building a new facility following the expected sale and relocation of a printing facility in Shenzhen, China and additional investments related to the 2020 Census contract.

Proceeds from sale of investments and other assets for the nine months ended September 30, 2019 primarily included $23.7 million cash received as a deposit for the expected sale of a printing facility in Shenzhen, China and cash proceeds from the sale of two restructured facilities of $8.1 million. Proceeds from sale of investments and other assets for the nine months ended September 30, 2018 included $32.1 million cash received as a deposit for the expected sale of a printing facility in Shenzhen, China and cash proceeds from the sale of investments and other assets of $17.8 million.

LIQUIDITY

Cash and cash equivalents of $144.7 million as of September 30, 2019 included $21.6 million in the U.S. and $123.1 million at international locations. We have recognized deferred tax liabilities of $6.6 million as of September 30, 2019 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries, if repatriated to the U.S., may be subject to additional tax which would depend on income tax laws and circumstances at the time of distribution. In addition, repatriation of some foreign cash balances is further restricted by local laws. We regularly evaluate whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about our future operating and liquidity needs. Changes in economic and business conditions, foreign or U.S. tax laws, or our financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in Cash and cash equivalents at September 30, 2019 were $12.2 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

During the three months ended September 30, 2019, we repurchased on the open market $23.4 million and $20.7 million in aggregate principal amount of the 7.875% senior notes due 2021 and 8.875% debentures due 2021, respectively. We recorded a loss on debt extinguishment of $0.8 million in the third quarter of 2019 on the repurchase of the bonds.

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

Our obligations under the Term Loan Credit Agreement are guaranteed by our material domestic subsidiaries (the “Guarantors”) and are secured by a security interest in substantially all assets of ours and the Guarantors, including certain material real property, subject to certain exceptions and exclusions. The ABL Priority Collateral (as defined below) secures our obligations and the obligations of the Guarantors under the Term Loan Credit Agreement and related guarantees on a second-priority basis, and all other collateral other than the ABL Priority Collateral secures our obligations and the obligations of the Guarantors under the Term Loan Credit Agreement and related guarantees on a first-priority basis, in each case, subject to permitted liens.

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

There were $223.0 million of borrowings under the ABL Credit Agreement as of September 30, 2019. Based on our borrowing base as of September 30, 2019 and existing borrowings, we had approximately $438.6 million borrowing capacity available under the ABL Credit Agreement.

The current availability under the ABL Credit Agreement as of September 30, 2019 is shown in the table below:

September 30, 2019
Availability	(in millions)
ABL Credit Agreement	$800.0
Availability reduction due to available borrowing base	99.3
$700.7
Usage
Borrowings under the ABL Credit Agreement	$223.0
Outstanding letters of credit	39.1
$262.1

Current availability at September 30, 2019	$438.6
Cash and cash equivalents	144.7
Total available liquidity (a)	$583.3
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

During the nine months ended September 30, 2019, we transferred approximately $256 million of cash held in international jurisdictions to the U.S. which was used to reduce debt outstanding. Based on current regulations and process requirements, we expect to transfer additional cash held in international jurisdictions to the U.S. in the fourth quarter of 2019.

As of September 30, 2019, we were in compliance with the debt covenants under the ABL Credit Agreement and expect to remain in compliance based on our estimates of operating and financial results for 2019 and the foreseeable future. As of September 30, 2019, we met all the conditions required to borrow under the ABL Credit Agreement and we expect to continue to meet the borrowing conditions.

The failure of a financial institution supporting the ABL Credit Agreement would reduce the size of our committed facility unless a replacement institution was added. Currently, the ABL Credit Agreement is supported by eight U.S. financial institutions.

As of September 30, 2019, we had $144.4 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”). There were $107.6 million in outstanding letters of credit, bank guarantees and bank acceptance drafts of which $39.1 million were issued, and reduced availability, under the ABL Credit Agreement. Total borrowings under the ABL Credit Agreement and the Other Facilities (the “Combined Facilities”) were $252.4 million as of September 30, 2019.

Our credit ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”) as of September 30, 2019 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	B, Neg	B2, Stable
Senior unsecured debt	B-	B3
Term Loan Credit Agreement	B+	B1

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of September 30, 2019, we have received non-refundable deposits in accordance with the terms of the agreement of approximately $68.3 million which is recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Additional deposits will be paid to us in accordance with the agreement. Gross proceeds from the sale, including non-refundable deposits, are expected to be approximately $250.0 million, subject to changes in the exchange rate, and we expect the transaction to close in 2021 after closing conditions are satisfied and government approvals are obtained. As of September 30, 2019, the carrying cost of the building and land use rights is recorded in Other noncurrent assets and is not material.

Dividends

During the nine months ended September 30, 2019, we paid cash dividends of $6.4 million. On October 24, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per common share, payable on December 2, 2019 to stockholders of record on November 15, 2019.

MANAGEMENT OF MARKET RISK

We are exposed to interest rate risk on our variable debt and price risk on our fixed-rate debt. At September 30, 2019, our variable-interest borrowings were $798.3 million. Approximately 61.0% of our outstanding debt was comprised of fixed-rate debt as of September 30, 2019.

We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2019 and December 31, 2018 by approximately $28.2 million and $35.4 million, respectively.

We are exposed to the impact of foreign currency fluctuations based on our global operations. The exposure to foreign currency movements within many countries is limited because the operating revenues and expenses of our various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, we are exposed to currency risk and may enter into foreign exchange contracts to hedge the currency risk. As of September 30, 2019 and December 31, 2018, the aggregate notional amount of outstanding foreign currency contracts was approximately $144.4 million and $170.8 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized (losses) gains from these foreign currency contracts were losses of $2.8 million at September 30, 2019 and gains of $0.6 million at December 31, 2018. We do not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on our consolidated financial statements are described in Note 18, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

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

The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2019 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2019 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	3,906	$2.06	—	$—
August 1, 2019 - August 31, 2019	—	—	—	$—
September 1, 2019 - September 30, 2019	—	—	—	$—
Total	3,906	$2.06	—
a)	Shares withheld for tax liabilities upon vesting of equity awards.

___________________________________

Each of our ABL Credit Agreement and Term Loan Credit Agreement limit our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions.
Item 4. Mine Safety Disclosures

Not applicable

Item 6. Exhibits

3.1*	Restatement of Certificate of Incorporation of R.R. Donnelley & Sons Company

4.1

Rights Agreement, dated as of August 28, 2019, between R.R. Donnelley & Sons Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report 8-K/A filed August 29, 2019).

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

Date: October 30, 2019