Form 10-Q
period 2020-03-31
RR Donnelley & Sons Co
filed 2020-04-29
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes  ☐    No  ☒

As of April 27, 2020, 71.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$450.7	$190.8
Receivables, less allowances for credit losses of $23.8 in 2020 (2019 - $20.5)	1,063.2	1,161.6
Inventories (Note 3)	300.7	301.8
Prepaid expenses and other current assets	105.1	98.6
Total current assets	1,919.7	1,752.8
Property, plant and equipment-net (Note 4)	475.8	500.0
Goodwill (Note 5)	432.5	457.8
Other intangible assets-net (Note 5)	93.3	99.7
Deferred income taxes	62.1	57.8
Operating lease assets	211.0	205.5
Other noncurrent assets	243.1	256.5
Total assets	$3,437.5	$3,330.1
LIABILITIES
Accounts payable	$690.5	$852.2
Accrued liabilities and other	302.2	334.2
Short-term operating lease liabilities	65.8	68.7
Short-term and current portion of long-term debt (Note 14)	208.1	71.2
Total current liabilities	1,266.6	1,326.3
Long-term debt (Note 14)	1,960.3	1,747.2
Pension liabilities	106.5	113.6
Other postretirement benefits plan liabilities	58.5	61.7
Long-term income tax liability	75.8	75.8
Long-term operating lease liabilities	150.0	141.0
Other noncurrent liabilities	236.4	234.8
Total liabilities	3,854.1	3,700.4
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2020 and 2019	0.9	0.9
Additional paid-in-capital	3,267.1	3,348.0
Accumulated deficit	(2,352.2)	(2,336.8)
Accumulated other comprehensive loss	(207.2)	(176.2)
Treasury stock, at cost, 17.7 shares in 2020 (2019 - 18.1 shares)	(1,137.8)	(1,219.6)
Total RRD stockholders' equity	(429.2)	(383.7)
Noncontrolling interests	12.6	13.4
Total equity	(416.6)	(370.3)
Total liabilities and equity	$3,437.5	$3,330.1

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Products net sales	$1,145.5	$1,230.9
Services net sales	264.0	291.0
Total net sales	1,409.5	1,521.9

Products cost of sales (exclusive of depreciation and amortization)	922.8	1,008.8
Services cost of sales (exclusive of depreciation and amortization)	212.9	234.8
Total cost of sales	1,135.7	1,243.6

Products gross profit	222.7	222.1
Services gross profit	51.1	56.2
Total gross profit	273.8	278.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	179.1	199.6
Restructuring, impairment and other expense-net (Note 6)	31.9	17.1
Depreciation and amortization	40.8	42.7
Other operating expense (income)	13.2	(4.4)
Income from operations	8.8	23.3
Interest expense-net	33.9	40.1
Investment and other income-net	(3.8)	(4.5)
Gain on debt extinguishment	(0.2)	—
Loss before income taxes	(21.1)	(12.3)
Income tax benefit	(8.2)	(3.8)
Net loss	(12.9)	(8.5)
Less: income attributable to noncontrolling interests	0.1	0.3
Net loss attributable to RRD common stockholders	$(13.0)	$(8.8)

Net loss per share attributable to RRD common stockholders (Note 10):
Basic net loss per share	$(0.18)	$(0.12)
Diluted net loss per share	$(0.18)	$(0.12)

Weighted average number of common shares outstanding:
Basic	71.6	70.8
Diluted	71.6	70.8

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(12.9)	$(8.5)

Other comprehensive (loss) income, net of tax (Note 11):
Translation adjustments	(20.0)	1.2
Adjustments for net periodic pension and postretirement benefits plan cost	0.8	(0.2)
Changes in fair value of derivatives	(12.0)	—
Other	—	0.6
Other comprehensive (loss) income	(31.2)	1.6
Comprehensive loss	(44.1)	(6.9)
Less: comprehensive income attributable to non-controlling interests	(0.1)	0.5
Comprehensive loss attributable to RRD common stockholders	$(44.0)	$(7.4)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(12.9)	$(8.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges and other-net	20.6	0.1
Depreciation and amortization	40.8	42.7
Provision for credit losses	4.4	3.9
Share-based compensation	1.4	3.4
Deferred income taxes	(1.8)	1.8
Net pension and other postretirement benefits plan income	(3.4)	(4.0)
Loss on disposition of business and other assets	6.6	(4.7)
Gain on debt extinguishments	(0.2)	—
Other	1.3	5.7
Changes in operating assets and liabilities:
Accounts receivable-net	62.7	88.6
Inventories	(4.1)	1.4
Prepaid expenses and other current assets	(4.9)	(6.9)
Accounts payable	(143.3)	(213.3)
Current income taxes	(13.5)	(30.9)
Accrued liabilities and other	(29.3)	(7.3)
Pension and other postretirement benefits plan contributions	(4.0)	(2.0)
Net cash used in operating activities	(79.6)	(130.0)
INVESTING ACTIVITIES
Capital expenditures	(17.7)	(37.4)
Disposition of businesses	12.9	(0.7)
Proceeds from sales of investments and other assets	2.9	0.3
Proceeds related to company-owned life insurance	1.6	(0.3)
Net cash used in investing activities	(0.3)	(38.1)
FINANCING ACTIVITIES
Payments on other short-term debt	—	(6.5)
Payments of current maturities and long-term debt	(58.7)	(173.7)
Proceeds from credit facility borrowings	578.0	512.0
Payments on credit facility borrowings	(170.0)	(253.0)
Dividends paid	(2.1)	(2.1)
Payments of withholding taxes on share-based compensation	(0.6)	(0.9)
Other financing activities	(0.7)	(1.0)
Net cash provided by financing activities	345.9	74.8
Effect of exchange rate on cash, cash equivalents and restricted cash	(6.0)	2.5
Net increase (decrease) in cash, cash equivalents and restricted cash	260.0	(90.8)
Cash, cash equivalents and restricted cash at beginning of year	223.8	403.6
Cash, cash equivalents and restricted cash at end of period	$483.8	$312.8

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (“RRD,” the “Company,” “we,” “us,” and “our”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at March 31, 2020 and December 31, 2019 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$450.7	$190.8
Restricted cash - current (a)	33.0	32.9
Restricted cash - noncurrent (b)	0.1	0.1
Total cash, cash equivalents and restricted cash	$483.8	$223.8

(a)	Included within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets
(b)	Included within Other noncurrent assets within the Condensed Consolidated Balance Sheets

Cash payments for income taxes were $8.5 million and $26.4 million for the three months ended March 31, 2020 and 2019, respectively. Cash refunds for income taxes were $2.4 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. Income taxes receivable of $15.4 million and $12.0 million as of March 31, 2020 and December 31, 2019, respectively, are included within Prepaid expenses and other current assets.

Allowance for credit losses

We recognize an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on credit losses expected to arise over the life of the asset’s contractual term, which includes consideration of prepayments. Assets are written off when we determine that such financial assets are deemed uncollectible and are recognized as a deduction from the allowance for credit losses. Expected recoveries of amounts previously written off, not to exceed the aggregate of the amount previously written off, are included in determining the necessary reserve at the balance sheet date. We pool financial assets based on similar risk characteristics to estimate expected credit losses. We estimate expected credit losses on financial assets individually when those assets do not share similar risk characteristics. We closely monitor our accounts receivable including timely account reconciliations, detailed reviews of past due accounts, updated credit limits, and monthly analysis of the adequacy of our reserve for credit losses.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

We utilize a loss rate approach to determine lifetime expected credit losses for our financial assets. This method is used for calculating an estimate of losses based primarily on our historical loss experience. In determining loss rates, we evaluate information related to historical losses, adjusted for current conditions and further adjusted for the period of time that we can reasonably forecast. We have concluded that we can reasonably support a forecast period for the contractual life of our financial assets. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: the customer or vendor’s creditworthiness, changes in our policy and procedures to establish customer credit limits, changes in the payment terms of receivables, existence and effect of any concentration of credit and changes in the level of such concentrations, and the effects of other external forces such as the current and forecasted direction of the economic and business environment. We have considered the current and expected economic and market conditions as a result of COVID-19 in determining credit loss expense for the period ended March 31, 2020.

The allowance for credit losses as of December 31, 2019 and March 31, 2020, was as follows:

	Beginning Balance December 31, 2019	Additional Allowance Recognized Due to Adoption of Topic ASC326	Credit Loss Expense for the period	Write offs During the Period	Ending Balance March 31, 2020
Trade receivables	$20.5	0.2	4.3	(1.2)	$23.8
Notes receivables	0.1	—	—	—	0.1
Rebates from vendors	—	0.1	0.1	—	0.2

Recoveries in the quarter ended March 31, 2020 were immaterial.

2. Revenue Recognition

Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	Three Months Ended
	March 31,
	2020	2019
Products
Commercial print	$363.4	$422.4
Direct marketing	182.8	148.5
Statements	126.9	149.5
Labels	121.6	120.5
Packaging	115.1	139.5
Digital print and fulfillment	113.6	109.6
Supply chain management	69.7	78.5
Forms	52.4	62.4
Total products net sales	$1,145.5	$1,230.9
Services
Logistics	$195.2	$201.7
Business process outsourcing	41.4	61.8
Digital and creative solutions	27.4	27.5
Total services net sales	$264.0	$291.0
Total net sales	$1,409.5	$1,521.9

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

Contract Balances

The following table provides information about contract assets and liabilities from contracts with clients:

	Contract Assets	Contract Liabilities
	Short-Term	Short-Term	Long-Term
Balance at December 31, 2019	$2.0	$18.9	$0.2
Balance at March 31, 2020	3.7	13.5	0.2

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations.

Revenue recognized during the three months ended March 31, 2020 from amounts included in contract liabilities at the beginning of the period was approximately $13.6 million. During the three months ended March 31, 2020, we reclassified $2.0 million of contract assets to receivables as a result of the completion of the performance obligation and the right to the consideration becoming unconditional.

3. Inventories

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Raw materials and manufacturing supplies	$140.5	$139.4
Work in process	57.1	64.6
Finished goods	121.9	116.4
LIFO reserve	(18.8)	(18.6)
Total inventories	$300.7	$301.8

4. Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Land	$47.2	$47.8
Buildings	375.3	379.9
Machinery and equipment	1,683.1	1,704.7
	2,105.6	2,132.4
Less: Accumulated depreciation	(1,629.8)	(1,632.4)
Total property, plant and equipment-net	$475.8	$500.0

During the three months ended March 31, 2020 and 2019 depreciation expense was $28.2 million and $28.3 million, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of March 31, 2020, we have received non-refundable deposits in accordance with the terms of the agreement of approximately $98.2 million which is recorded in Other noncurrent liabilities on the Consolidated Balance Sheets. As of March 31, 2020, the carrying cost of the building and land use rights is recorded in Other noncurrent assets and is not material. Additional deposits will be paid to us in accordance with the agreement. Gross proceeds from the sale, including non-refundable deposits, are expected to be approximately $250.0 million, subject to changes in the exchange rate, and we expect the transaction to close in 2022 after closing conditions are satisfied and government approvals are obtained.

5. Goodwill and Other Intangible Assets

The carrying amount of goodwill at March 31, 2020 and December 31, 2019 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2019
Goodwill	$2,210.9	$519.5	$2,730.4
Accumulated impairment losses	(2,018.5)	(254.1)	(2,272.6)
Total	192.4	265.4	457.8
Impairment	(20.6)	—	(20.6)
Disposition	(3.9)	—	(3.9)
Foreign exchange	(0.8)	—	(0.8)
Net book value as of March 31, 2020
Goodwill	2,180.0	519.5	2,699.5
Accumulated impairment losses	(2,012.9)	(254.1)	(2,267.0)
Total	$167.1	$265.4	$432.5

During the three months ended March 31, 2020, we recorded a non-cash charge of $20.6 million to recognize the impairment of goodwill in the logistics reporting unit. See Note 6, Restructuring, Impairment and Other, for further discussion regarding goodwill impairment charges.

The components of other intangible assets at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$430.5	$(352.4)	$78.1	$433.9	$(350.0)	$83.9
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	24.4	(24.3)	0.1	24.6	(24.5)	0.1
Trade names	31.7	(16.6)	15.1	31.8	(16.1)	15.7
Total other intangible assets	$488.6	$(395.3)	$93.3	$492.3	$(392.6)	$99.7

Amortization expense for other intangible assets was $5.3 million and $6.4 million for the three months ended March 31, 2020 and 2019, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

6. Restructuring, Impairment and Other

For the three months ended March 31, 2020 and 2019, we recorded the following net restructuring, impairment and other expenses (income):

	Three Months Ended
	March 31, 2020
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$5.8	$1.1	$0.6	$18.9	$26.4
Marketing Solutions	0.4	—	0.1	—	0.5
Corporate	1.9	3.1	—	—	5.0
Total	$8.1	$4.2	$0.7	$18.9	$31.9

	Three Months Ended
	March 31, 2019
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Other	Total
Business Services	$7.8	$4.7	$0.6	$0.1	$13.2
Marketing Solutions	0.1	—	0.1	—	0.2
Corporate	0.2	3.5	—	—	3.7
Total	$8.1	$8.2	$0.7	$0.1	$17.1

Restructuring, Impairment and Other

For the three months ended March 31, 2020, we recorded net restructuring charges of $8.1 million for employee termination costs. These charges primarily relate to the closure of the Chilean operations and other announced facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. We also incurred $4.2 million of other restructuring charges and $0.7 million of multi-employer pension plan (“MEPP”) withdrawal obligation charges during the three months ended March 31, 2020.

For the three months ended March 31, 2020, we recorded a non-cash charge of $20.6 million to recognize the impairment of goodwill in the logistics reporting unit within the Business Services segment. The goodwill impairment charge resulted from reductions in the estimated fair value for this reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test. Although the Logistics reporting unit reported increases in both net sales and income from operations in the first quarter of 2020, the lower future expectations were driven by expected reduced demand in the near term due to the COVID-19 pandemic. The goodwill impairment charge was determined using Level 3 inputs, including discounted cash flow analysis and comparable marketplace fair value data. The discounted cash flow analysis assumes a modest recovery in the logistics reporting unit in the third and fourth quarters of 2020.  If the severity and duration of the impacts of the pandemic exceed our current expectations, additional impairment charges could be recorded. In addition, we recorded net gains of $1.7 million on the sale of restructured facilities for the three months ended March 31, 2020.

For the three months ended March 31, 2019, we recorded net restructuring charges of $8.1 million for employee termination costs. These charges primarily related to the planned relocation of a printing facility in Shenzhen, China, other facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. We also incurred other restructuring charges of $8.2 million and MEPP withdrawal obligation charges of $0.7 million for the three months ended March 31, 2019. We also recorded impairment charges related to facility closures of $0.1 million for the three months ended March 31, 2019.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and MEPP Reserves

Restructuring and MEPP reserves as of December 31, 2019 and March 31, 2020, and changes during the three months ended March 31, 2020, were as follows:

		Restructuring	Foreign
	December 31,	and Other	Exchange and	Cash	March 31,
	2019	Charges	Other	Paid	2020
Employee terminations	$3.4	$8.1	$—	$(6.2)	$5.3
MEPP withdrawal obligations	40.6	0.7	—	(1.7)	39.6
Other	8.6	4.2	(0.7)	(3.9)	8.2
Total	$52.6	$13.0	$(0.7)	$(11.8)	$53.1

The current portion of restructuring reserves of $16.4 million at March 31, 2020 was included in Accrued liabilities and other, while the long-term portion of $36.7 million, related to MEPP withdrawal obligations, employee terminations in litigation and other, was included in Other noncurrent liabilities at March 31, 2020. The liabilities for the withdrawal obligations associated with our previous decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $6.5 million and $33.1 million, respectively, as of March 31, 2020.

We anticipate that payments associated with the employee terminations reflected in the above table will be fully completed by March 2021, excluding employee terminations in litigation within the Business Services segment.

Payments on all of our MEPP withdrawal obligations are scheduled to be substantially completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to MEPP withdrawals.

The restructuring liabilities classified as “other” primarily consisted of reserves for employee termination litigation and environmental matters. Any potential recoveries or additional charges could affect amounts reported in our consolidated financial statements.

7. Retirement Plans

Components of net pension and other postretirement benefits plan (“OPEB”) income for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
	2020	2019
Pension income:
Service cost	$0.3	$0.2
Interest cost	6.9	8.4
Expected return on plan assets	(10.2)	(11.6)
Amortization, net	2.5	1.5
Net pension income	$(0.5)	$(1.5)

OPEB income:
Interest cost	1.8	2.6
Expected return on plan assets	(3.2)	(3.3)
Amortization, net	(1.5)	(1.8)
Net OPEB income	$(2.9)	$(2.5)

During the three months ended March 31, 2020 and 2019, we contributed $4.0 million and $2.0 million, respectively, to our retirement plans.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

8. Share-Based Compensation

Share-based compensation expense was $1.4 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively.

In March 2020, we awarded our annual share-based compensation grants, which consisted of 0.8 million restricted stock units with a grant date fair value of $1.61 per unit and 0.8 million performance share units also with a grant date fair value of $1.61 per unit. The restricted stock units are subject to a three year graded vesting period and the performance share units are subject to a 34 month cliff vesting period. Dividends are not paid on restricted stock units.

In addition, in March 2020 we granted 1.5 million cash-settled restricted stock units (“phantom restricted stock units”) and 1.5 million cash-settled performance stock units (“phantom performance stock units”). Our share price on the date of grant was $1.88. The phantom restricted stock units vest and are payable in three equal installments over a period of three years after the grant date. The phantom performance stock units are subject to a 34 month cliff vesting period. Phantom stock units are not shares of our common stock and therefore the recipients of these awards do not receive ownership interest in the Company or stockholder voting rights. Phantom stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. All phantom stock unit awards are classified as liability awards due to their expected settlement in cash and are included in Accrued liabilities and other in the Condensed Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair value of the awards at the end of each reporting period. Dividends are not paid on phantom stock units.

9. Equity

Our equity as of December 31, 2019 and March 31, 2020, and changes during the three months ended March 31, 2020, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2019	$0.9	$3,348.0	$(1,219.6)	$(2,336.8)	$(176.2)	$(383.7)	$13.4	$(370.3)
Net (loss) income				(13.0)		(13.0)	0.1	(12.9)
Other comprehensive loss					(31.0)	(31.0)	(0.2)	(31.2)
Share-based compensation		1.4				1.4		1.4
Issuance of share-based awards, net of withholdings and other		(82.3)	81.8			(0.5)		(0.5)
Cash dividends paid				(2.1)		(2.1)		(2.1)
Cumulative impact of adopting ASU 2016-03				(0.3)		(0.3)		(0.3)
Distributions to noncontrolling interests						—	(0.7)	(0.7)
Balance at March 31, 2020	$0.9	$3,267.1	$(1,137.8)	$(2,352.2)	$(207.2)	$(429.2)	$12.6	$(416.6)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Our equity as of December 31, 2018 and March 31, 2019, and changes during three months ended March 31, 2019, were as follows:

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

During the three months ended March 31, 2020 and 2019, no shares of common stock were purchased by us; however, shares were withheld for tax liabilities upon the vesting of equity awards.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
	2020	2019
Net loss per share attributable to RRD common stockholders:
Basic	$(0.18)	$(0.12)
Diluted	$(0.18)	$(0.12)

Numerator:
Net loss attributable to RRD common stockholders	$(13.0)	$(8.8)

Denominator:
Basic weighted average number of common shares outstanding	71.6	70.8
Dilutive options and awards	—	—
Diluted weighted average number of common shares outstanding	71.6	70.8

Weighted average number of anti-dilutive share-based awards:
Stock options	0.4	0.6
Restricted stock units	1.0	0.7
Total	1.4	1.3

Dividends declared per common share	$0.03	$0.03

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

11. Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income and income tax (benefit) expense allocated to each component for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31, 2020
	Before		Net of
	Tax	Income	Tax
	Amount	Tax	Amount
Translation adjustments	$(20.0)	$—	$(20.0)
Adjustments for net periodic pension and OPEB cost	1.0	0.2	0.8
Change in fair value of derivatives	(15.7)	(3.7)	(12.0)
Other comprehensive loss	$(34.7)	$(3.5)	$(31.2)

	Three Months Ended
	March 31, 2019
	Before		Net of
	Tax	Income	Tax
	Amount	Tax	Amount
Translation adjustments	$1.2	$—	$1.2
Adjustments for net periodic pension and OPEB cost	(0.3)	(0.1)	(0.2)
Other	—	(0.6)	0.6
Other comprehensive income	$0.9	$(0.7)	$1.6

Accumulated other comprehensive (loss) income by component as of December 31, 2019 and March 31, 2020, and changes during the three months ended March 31, 2020, were as follows:

	Changes in the Fair Value of Derivatives	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2019	$1.0	$(185.7)	$8.5	$(176.2)
Other comprehensive loss before reclassifications	(11.8)	—	(19.8)	(31.6)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	0.8	—	0.6
Net change in accumulated other comprehensive (loss) income	(12.0)	0.8	(19.8)	(31.0)
Balance at March 31, 2020	$(11.0)	$(184.9)	$(11.3)	$(207.2)

Accumulated other comprehensive (loss) income by component as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019, were as follows:

	Pension and OPEB Cost	Translation Adjustments	Other	Total
Balance at December 31, 2018	$(155.2)	$1.4	$—	$(153.8)
Other comprehensive income before reclassifications	—	5.5	0.6	6.1
Amounts reclassified from accumulated other comprehensive income	(0.2)	(4.5)	—	(4.7)
Net change in accumulated other comprehensive (loss) income	(0.2)	1.0	0.6	1.4
Balance at March 31, 2019	$(155.4)	$2.4	$0.6	$(152.4)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		Classification in the Condensed
	2020	2019	Consolidated Statements of Operations
Translation Adjustments:
Net realized gain, before tax	$—	$(4.5)	Other operating expense (income)
Reclassification, net of tax	$—	$(4.5)

Amortization of pension and OPEB cost:
Net actuarial loss	$1.6	$1.5	Investment and other income-net
Net prior service credit	(0.6)	(1.8)	Investment and other income-net
Reclassifications before tax	1.0	(0.3)
Income tax expense (benefit)	0.2	(0.1)
Reclassification, net of tax	0.8	(0.2)

Derivatives:
Net realized gain	$(0.2)	$—	Interest expense-net
Reclassification, net of tax	(0.2)	—
Total reclassifications, net of tax	$0.6	$(4.7)

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended
	March 31, 2020
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	March 31, 2020
Business Services	$1,102.2	$(16.5)	$1,085.7	$19.6	$26.0	$10.7	$2,153.0
Marketing Solutions	330.4	(6.6)	323.8	24.9	14.2	1.6	699.6
Total operating segments	1,432.6	(23.1)	1,409.5	44.5	40.2	12.3	2,852.6
Corporate	—	—	—	(35.7)	0.6	5.4	584.9
Total operations	$1,432.6	$(23.1)	$1,409.5	$8.8	$40.8	$17.7	$3,437.5

	Three Months Ended
	March 31, 2019
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2019
Business Services	$1,255.9	$(19.6)	$1,236.3	$28.6	$29.3	$23.5	$2,329.7
Marketing Solutions	291.9	(6.3)	285.6	8.5	12.1	9.2	748.1
Total operating segments	1,547.8	(25.9)	1,521.9	37.1	41.4	32.7	3,077.8
Corporate	—	—	—	(13.8)	1.3	4.7	252.3
Total operations	$1,547.8	$(25.9)	$1,521.9	$23.3	$42.7	$37.4	$3,330.1

Net restructuring, impairment and other expenses (income) by segment are described in Note 6, Restructuring, Impairment and Other.

13. Commitments and Contingencies

We are subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. We have been designated as a potentially responsible party or have received claims in three active federal and state Superfund and other multiparty remediation sites. In addition to these sites, we may also have the obligation to remediate six other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay an amount in excess of our proportionate share of the remediation costs.

Our understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of our estimated liability. We believe that our recorded accruals, recorded in Accrued liabilities and other and Other noncurrent liabilities, are adequate to cover our share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. However, in our opinion, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on our consolidated results of operations, financial position or cash flows.

In April 2019, we received a subpoena from the SEC related to previous business dealings with the Brazilian Ministry of Education. The SEC and Department of Justice (“DOJ”) are investigating the matter, and we are cooperating as they conduct their investigations. In addition, the Brazil authorities are also investigating the matter.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Leases

We determine if an arrangement is a lease at inception. Operating leases are recorded in Operating lease assets, Short-term operating lease liabilities and Long-term operating lease liabilities on the Condensed Consolidated Balance Sheets. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. Operating lease assets reflects lease payments and are reduced by any lease incentives received. Our lease terms may include options to extend or not terminate the lease when we are reasonably certain that we will exercise any such options. Leases with an expected term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Subsequent to the spinoff of LSC Communications, Inc. (“LSC”) and Donnelley Financial Solutions (“Donnelley Financial”) on October 1, 2016, we may be contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Under various agreements executed at the time of the spinoff, LSC and Donnelley Financial agreed to fully indemnify us in the event that we would be required to make a payment on their behalf; however, there can be no assurance that the indemnities from LSC and Donnelley Financial will be sufficient to satisfy the full amount of any such contingent obligations. Our exposure to these potential contingent liabilities will decrease over time as LSC and Donnelley Financial pay monthly lease obligations and as the leases expire. As of March 31, 2020 and December 31, 2019, these potential contingent obligations were approximately $72.0 million and $78.8 million, respectively  for  LSC, and $4.8 million and $5.5 million, respectively for Donnelley Financial. On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code.  At the time of this filing, no plan of reorganization has been filed and we cannot assess the potential impact of any such plan on our contingent liabilities related to the spin-off of LSC.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

14. Debt

Debt at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Borrowings under the ABL Credit Facility	$450.0	$42.0
7.625% notes due June 15, 2020	64.5	65.8
7.875% notes due March 15, 2021	138.1	167.1
8.875% debentures due April 15, 2021	59.5	60.2
7.000% notes due February 15, 2022	133.4	140.0
6.500% notes due November 15, 2023	275.2	290.6
Term Loan due January 15, 2024 (a)	539.2	540.3
6.000% notes due April 1, 2024	251.8	298.3
6.625% debentures due April 15, 2029	149.8	157.9
8.500% notes due April 15, 2029	49.7	—
8.820% debentures due April 15, 2031	69.0	69.0
Unamortized debt issuance costs	(11.8)	(12.8)
Total debt	2,168.4	1,818.4
Less: current portion	208.1	71.2
Long-term debt	$1,960.3	$1,747.2
(a)	As of March 31, 2020 and December 31, 2019, the interest rate on the Term Loan due January 15, 2024 was 6.60% and 6.80%, respectively.

The fair values of the notes and debentures, which were determined using the market approach based upon quoted prices or interest rates available to us for debt obligations with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt was less than its book value by approximately $35.9 million at March 31, 2020 and greater than its book value by approximately $29.3 million at December 31, 2019.

In March 2020, we entered into privately negotiated agreements with the largest holder of our outstanding notes (the “Seller”) to effect a series of refinancing transactions that address a significant portion of the Company’s 2023 and 2024 debt maturities. The agreements included the repurchase of $6.6 million of the 7.00% notes due 2022 and $20.0 million of the 6.00% notes due 2024. We funded these repurchases with a draw from our ABL Credit Facility. We recorded a gain of $0.2 million on these repurchases.

The agreements also included an exchange of $277.0 million aggregate principal amount of notes owned by the Seller, consisting of $54.0 million of the 6.50% notes due 2023 (the “2023 Notes”), $177.4 million of the 6.00% notes due in 2024 (the “2024 Notes”), and $45.6 million of the 6.625% debentures due 2029 (the “2029 Debentures”) for $297.0 million aggregate principal amount of newly issued unsecured 8.50% notes due 2029 (the “New 2029 Notes”). Other than the interest rate, the terms of the New 2029 Notes are substantially similar to the terms of the 2029 Debentures. As of March 31, 2020, only a portion of this exchange was completed including $15.4 million of the 2023 Notes, $26.5 million of the 2024 Notes, and $8.1 million of the 2029 Debentures, which were exchanged for $53.6 million aggregate principal of New 2029 Notes. We treated the transaction as a debt modification, which resulted in a discount on the New 2029 Notes of $3.9 million, inclusive of $0.3 million of fees paid to the Seller in the first quarter of 2020. The remaining $227 million of the exchange was executed in a series of transactions that were completed on April 8, 2020.

In addition to the aforementioned transactions, during the quarter ended March 31, 2020, we also repurchased from other parties on the open market $1.3 million of 7.625% notes due 2020, $29.1 million of the 7.875% notes due 2021, and $0.8 million of the 8.875% debentures due 2021 using availability under our ABL Credit Facility. We recorded a gain on debt extinguishment of $0.3 million, offset by approximately $0.3 million in unamortized debt issuance costs in the first quarter of 2020 on the repurchase of these notes.

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

During the first quarter of 2020, we increased our borrowings under the ABL Credit Facility to $450 million as a proactive measure in response to the COVID-19 pandemic. Based on our Borrowing Base as of March 31, 2020 and outstanding borrowings, we had approximately $192.9 million borrowing capacity available under the ABL Credit Facility. The weighted average interest rate on borrowings under our ABL Credit Facility was 2.7% and 3.9% during the three months ended March 31, 2020 and 2019, respectively.

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

Interest paid was $23.5 million for the three months ended March 31, 2020 and $38.6 million for the three months ended March 31, 2019.

Interest income was $0.5 million for the three months ended March 31, 2020 and $0.8 million for the three months ended March 31, 2019.

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

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. To the extent the gains and losses associated with the fair values of foreign currency derivatives are recognized in the Consolidated Statements of Operations, they are generally offset by gains and losses on underlying payables and receivables. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at March 31, 2020 and December 31, 2019 was $158.9 million and $179.9 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

In 2019 and 2020, we entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of our floating-rate Term Loan based on LIBOR to a fixed-rate. The interest rate swaps, with a notional value of $400.0 million, were designated as cash flow hedges against the variability of cash flows associated with our Term Loan scheduled to mature on January 15, 2024, which are attributable to changes in the benchmark interest rate.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

As of March 31, 2020 and December 31, 2019, the fair values of our derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

	Classification on Consolidated Balance Sheets	March 31, 2020	December 31, 2019
Derivative assets
Foreign currency contracts:
Not designated as hedging instruments	Prepaid expenses and other current assets	$0.7	$0.9
Interest rate swap agreements:
Designated as cash flow hedges	Other noncurrent assets	—	1.0

Derivative liabilities
Foreign currency contracts:
Not designated as hedging instruments	Accrued liabilities and other	$2.2	$0.1
Interest rate swap agreements:
Designated as cash flow hedges	Accrued liabilities and other	4.0	—
Designated as cash flow hedges	Other noncurrent liabilities	10.7	—

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and March 31, 2019 were as follows:

		Three months ended
	Classification of Loss (Gain) Recognized in the Consolidated Statements of Operations	March 31, 2020	March 31, 2019
Derivatives not designated as hedges
Foreign currency contracts	Selling, general and administrative expenses	$1.2	$(3.7)
Derivatives designated as cash flow hedges
Interest rate swap agreements	Interest expense, net	(0.2)	—

The pre-tax losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and March 31, 2019 were as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Derivatives designated as cash flow hedges
Interest rate swap agreements	$15.5	$—

16. Dispositions and Acquisition

2020 Disposition

On March 2, 2020, we sold our Logistics Courier business within the Business Services segment for net proceeds of $9.7 million, subject to a working capital adjustment. The disposition of this business resulted in a loss of $8.3 million during the three months ended March 31, 2020, which was recorded in Other operating expense (income) in the Condensed Consolidated Statements of Operations.

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

17. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. Under the new guidance, entities are required to measure expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts. ASU 2016-13 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We established a cross-functional implementation team to analyze the effect of Topic 326. The analysis included identifying pools of receivables, developing and assessing estimation methodologies, policy elections, and evaluating our business processes and internal controls to meet the accounting, reporting and disclosure requirements. On January 1, 2020, we adopted and applied Topic 326 using the modified retrospective method. The cumulative adjustment to retained earnings was $0.3 million.

Accounting Pronouncements Issued and Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of ASU 2020-04 on the consolidated financial statements.

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

Executive Overview

Response to COVID-19

The COVID-19 pandemic has created significant business challenges for companies around the world, including many of our clients across the broad number of industries we serve. We have therefore initiated a series of actions to protect our employees, meet client commitments, and preserve financial flexibility in response to the COVID-19 crisis.

We have activated our business continuity plans and are leveraging our strong supply chain partnerships to continue to meet the ongoing needs of our 50,000 global clients.  To date, with the exception of a few small facilities in the Caribbean and Mexico, all of our printing and distribution operations have been classified as essential and therefore remain open.

Protecting the health and safety of our employees is our highest priority, and we are continually evolving our policies and procedures to adhere to the latest best practices being provided by the Centers for Disease Control (“CDC”) and World Health Organization (“WHO”). To date we have taken several actions to protect our workforce, including the development of a cross-functional Task Force fully committed to the development of safety measures, policies and communications; the suspension of all international and domestic business travel; and the implementation of flexible working policies, including telecommuting and staggered shifts, while allowing for voluntary leaves of absence. Currently, approximately 10,000 employees, including those providing essential services are working from home. We are also enforcing social distancing policies within our manufacturing facilities, and we are providing training for adherence to personal hygiene best practices in line with CDC and WHO guidelines. In response to the CDC recommendation that all individuals in the U.S. wear face masks, we are supplying our essential employees with a combination of disposable and cloth masks, as well as face shields, to ensure their safety and protection.  With personal protective equipment in short supply around the world, our teams have exercised ingenuity and leadership to develop protective equipment within our own operations using our own equipment.

The extent the outbreak will ultimately impact our business, results of operations, financial position and cash flows will depend on future developments which are highly uncertain and cannot be fully predicted or estimated at this time. However, amidst the global uncertainty posed by COVID-19, we are positioning the company to weather an economic downturn and protect the short and long-term interests of our stakeholders.  These decisions are difficult but critical to preserving the short-term financial flexibility of the Company as COVID-19 presents increasing challenges across the industries we serve.  We are freeing up capital to ensure we are prepared for the range of scenarios we may experience as a result of the virus. As a result, we implemented several business actions, including the implementation of an employee furlough program with RRD paid medical benefits. We have temporarily closed those production facilities most heavily impacted by client volume decreases, shifting that production to other facilities to lower costs while continuing to meet client requirements. We suspended all 2020 employee merit increases. We accelerated cost reduction initiatives, and will continue to assess opportunities for further reduction, and have delayed capital projects and reduced consulting and other discretionary spend. We suspended our quarterly dividend effective April 6, 2020.

During the first quarter of 2020, we increased our borrowings to $450 million as a proactive measure and entered into a series of debt transactions to preserve our financial flexibility.

First Quarter Overview

Net sales decreased by $112.4 million, or 7.4%, for the three months ended March 31, 2020 compared to the same period in 2019. Net sales decreased $87.7 million due to business dispositions, primarily the Global Document Solutions (“GDS”) business and our Logistics Courier business, and $6.6 million due to changes in foreign exchange rates. Net sales also decreased $43.4 million due to the impact of COVID-19 in our China business within the Business Services segment, partially offset by higher volume in direct marketing primarily attributable to the 2020 Census contract.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the three months ended March 31, 2020, we realized cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, as well as the Chile facility closure and other facility consolidations.

Net cash used in operating activities for the three months ended March 31, 2020 was $79.6 million as compared to $130.0 million for the three months ended March 31, 2019. The significant improvement is primarily due to lower tax and interest payments and working capital improvements versus the prior year.

While we have a diversified client base with limited concentration, we do have clients that operate in industries hard-hit by the effects of COVID-19, including airlines, hotel chains, cruise lines, and restaurants.  In late March, we began to see the cancellation of some programmatic projects from these clients as they worked to mitigate the impact of the virus on their business. At the same time, we also saw important opportunities to stand by our clients and help them navigate the new conditions and realities.

The Company continues to aggressively accelerate both permanent and temporary cost reduction actions to lessen the impact from lower sales volume as a result of the COVID-19 pandemic. In addition, the Company is also receiving pandemic-related orders in many parts of its business, including special notification letters, government mailings, product packaging, labels, signage, mail-in ballots, test kit assembly, emergency kits, digital creative and COVID-19 specific consumer research and analytics. These orders further mitigate the impact from COVID-19. The extent the outbreak will ultimately impact our business, results of operations, financial position and cash flows will depend on future developments which are highly uncertain and cannot be fully predicted or estimated at this time.  In the nearer term, the Company expects second quarter sales to be $300 to $375 million lower than the prior year which includes an approximate $94 million reduction due to recent business dispositions.

In late March and early April, the Company opportunistically repurchased $51 million of Senior Notes and Debentures due in 2020 and 2021 to reduce future interest and principal payments.  The 2020 and 2021 maturities have now been reduced to $65 million and $178 million, respectively.

In March of 2020, the Company increased its borrowings under the revolving credit facility as a proactive measure to preserve financial flexibility.  As of March 31, the Company had $644 million of total liquidity consisting of $451 million of cash on hand and $193 million of availability under the revolving credit facility.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

The following table shows the results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Products net sales	$1,145.5	$1,230.9	$(85.4)	(6.9%)
Services net sales	264.0	291.0	(27.0)	(9.3%)
Total net sales	1,409.5	1,521.9	(112.4)	(7.4%)
Products cost of sales (exclusive of depreciation and amortization)	922.8	1,008.8	(86.0)	(8.5%)
Services cost of sales (exclusive of depreciation and amortization)	212.9	234.8	(21.9)	(9.3%)
Total cost of sales	1,135.7	1,243.6	(107.9)	(8.7%)
Products gross profit	222.7	222.1	0.6	0.3%
Services gross profit	51.1	56.2	(5.1)	(9.1%)
Total gross profit	273.8	278.3	(4.5)	(1.6%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	179.1	199.6	(20.5)	(10.3%)
Restructuring, impairment and other expense-net	31.9	17.1	14.8	86.5%
Depreciation and amortization	40.8	42.7	(1.9)	(4.4%)
Other operating expense (income)	13.2	(4.4)	17.6	nm
Income from operations	$8.8	$23.3	$(14.5)	(62.2%)

Consolidated

Net sales of products for the three months ended March 31, 2020 decreased $85.4 million, or 6.9%, to $1,145.5 million versus the same period in 2019. The first quarter of 2020 included a $55.3 million decrease due to business dispositions and a $6.5 million decrease due to changes in foreign exchange rates. Net sales of products also decreased due to the impact of COVID-19 in our China business of approximately $43.4 million, lower volume in remaining commercial print due to ongoing secular pressure and continued planned reduction in low margin sales, partially offset by higher volume in direct marketing primarily attributable to the 2020 Census contract.

Net sales from services for the three months ended March 31, 2020 decreased $27.0 million, or 9.3%, to $264.0 million versus the same period in 2019. The first quarter of 2020 included a $32.4 million decrease due to business dispositions.

Products cost of sales for the three months ended March 31, 2020 decreased $86.0 million, or 8.5%, to $922.8 million versus the same period in 2019. Products cost of sales decreased primarily due to business dispositions, cost control initiatives across both segments and lower volume in commercial print and packaging, partially offset by cost inflation and higher volume in direct marketing primarily attributable to the 2020 Census contract. As a percentage of net sales, products cost of sales decreased 1.4 percentage points for the three months ended March 31, 2020 versus the same period in 2019.

Services cost of sales decreased $21.9 million, or 9.3%, for the three months ended March 31, 2020 versus the same period in 2019, primarily due to the disposition of the GDS business and cost control initiatives, partially offset by cost inflation. As a percentage of net sales, services cost of sales remained essentially unchanged for the three months ended March 31, 2020.

Products gross profit increased $0.6 million to $222.7 million for the three months ended March 31, 2020 versus the same period in 2019, primarily due to favorable product mix and cost control initiatives, partially offset by cost inflation. Products gross margin increased from 18.0% in 2019 to 19.4% in 2020.

Services gross profit decreased $5.1 million to $51.1 million for the three months ended March 31, 2020 versus the same period in 2019, primarily due to the reduction in sales. Services gross margin increased slightly from 19.3% in 2019 to 19.4% in 2020.

Selling, general and administrative expenses decreased $20.5 million to $179.1 million for the three months ended March 31, 2020 versus the same period in 2019 reflecting cost control initiatives and business dispositions. As a percentage of net sales, selling, general and administrative expenses decreased from 13.1% to 12.7% for the three months ended March 31, 2020 versus the same period in 2019.

For the three months ended March 31, 2020, net restructuring, impairment and other charges of $31.9 million primarily included a non-cash charge of $20.6 million to recognize the impairment of goodwill in the logistics reporting unit within the Business Services segment, $8.1 million for employee termination costs and $4.2 million for other restructuring charges. See Note 6, Restructuring, Impairment and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $1.9 million to $40.8 million for the three months ended March 31, 2020 compared to the same period in 2019. Depreciation and amortization included $5.3 million and $6.4 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the three months ended March 31, 2020 and 2019, respectively.

Other operating expense (income) for the three months ended March 31, 2020 was $13.2 million compared to $(4.4) million in the same period in 2019. During the three-month period ended March 31, 2020 we recorded a $8.3 million loss on the sale of our Logistics Courier business. The prior year period included a $4.0 million gain on the Brazil bankruptcy liquidation.

Income from operations for the three months ended March 31, 2020 was $8.8 million, a decrease of $14.5 million, or 62.2%, compared to the three months ended March 31, 2019.

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$33.9	$40.1	$(6.2)	(15.5%)
Investment and other income-net	(3.8)	(4.5)	0.7	(15.6%)
Gain on debt extinguishment	(0.2)	—	(0.2)	nm

Net interest expense decreased by $6.2 million for the three months ended March 31, 2020 versus the same period in 2019, primarily due to lower average interest rates and lower average debt outstanding during the three months ended March 31, 2020.

Investment and other income, net for the three months ended March 31, 2020 and 2019 was $3.8 million and $4.5 million, respectively, and principally comprised of net OPEB and pension income.

Gain on debt extinguishment for the three months ended March 31, 2020 was $0.2 million. See Note 14, Debt, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Loss before income taxes	$(21.1)	$(12.3)	$(8.8)	71.5%
Income tax benefit	(8.2)	(3.8)	(4.4)	nm
Effective income tax rate	38.9%	30.9%

The effective income tax rate was a benefit of 38.9% and 30.9% for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, the Company reflected a benefit from the recently enacted CARES Act whereby additional interest expense is now deductible for 2019 (approximately $6.9 million) and 2020.

Income attributable to noncontrolling interests was $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Net loss attributable to RRD common stockholders was $13.0 million for the three months ended March 31, 2020 compared to $8.8 million for the three months ended March 31, 2019.

Information by Segment

Business Services

	Three Months Ended
	March 31,
	2020	2019
	(in millions, except percentages)
Net sales	$1,085.7	$1,236.3
Income from operations	19.6	28.6
Operating margin	1.8%	2.3%
Restructuring, impairment and other expense-net	26.4	13.2
Other operating expense (income)	0.9	(0.1)

Net sales for the Business Services segment for the three months ended March 31, 2020 were $1,085.7 million, a decrease of $150.6 million, or 12.2%, compared to 2019. Net sales decreased $87.7 million due to business dispositions, primarily the GDS and Logistics Courier business, and $6.6 million due to changes in foreign exchange rates. Net sales also decreased due to the impact of COVID-19 in our China business of approximately $43.4 million, lower volume in remaining commercial print due to ongoing secular pressure as well as continued planned reduction in low margin sales and modest price pressures across the segment. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	March 31,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Commercial print	$363.4	$422.4	$(59.0)	(14.0%)
Logistics	195.2	201.7	(6.5)	(3.2%)
Statements	126.9	149.5	(22.6)	(15.1%)
Labels	121.6	120.5	1.1	0.9%
Packaging	115.1	139.5	(24.4)	(17.5%)
Supply chain management	69.7	78.5	(8.8)	(11.2%)
Forms	52.4	62.4	(10.0)	(16.0%)
Business process outsourcing	41.4	61.8	(20.4)	(33.0%)
Total Business Services	$1,085.7	$1,236.3	$(150.6)	(12.2%)

Business Services segment income from operations decreased $9.0 million to $19.6 million for the three months ended March 31, 2020, primarily due to higher restructuring and impairment expense, lower volume, price pressures and cost inflation, partially offset by cost control initiatives.

Marketing Solutions

	Three Months Ended
	March 31,
	2020	2019
	(in millions, except percentages)
Net sales	$323.8	$285.6
Income from operations	24.9	8.5
Operating margin	7.7%	3.0%
Restructuring and other expense-net	0.5	0.2

Net sales for the Marketing Solutions segment for the three months ended March 31, 2020 were $323.8 million, an increase of $38.2 million, or 13.4%, compared to 2019. Net sales increased primarily due to higher volume in direct marketing attributable to the 2020 Census contract. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Three Months Ended
	March 31,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$182.8	$148.5	$34.3	23.1%
Digital print and fulfillment	113.6	109.6	4.0	3.6%
Digital and creative solutions	27.4	27.5	(0.1)	(0.4%)
Total Marketing Solutions	$323.8	$285.6	$38.2	13.4%

Marketing Solutions segment income from operations increased $16.4 million to $24.9 million for the three months ended March 31, 2020, primarily due to higher volume in direct marketing attributable to the 2020 Census contract.

Corporate

Corporate operating expenses during the three months ended March 31, 2020 were $35.7 million, an increase of $21.9 million compared to the same period in 2019. The increase was primarily driven by higher other operating expense which related to a loss from disposition of our Logistics Courier business and the ongoing SEC and DOJ investigations. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Operating expenses	$35.7	$13.8
Restructuring and other expense-net	5.0	3.7
Other operating expense (income)	12.3	(4.3)
Acquisition-related expenses	0.2	0.3

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have sufficient liquidity to support our ongoing operations and to invest in future growth to create value for our stockholders. Our operating cash flows, existing cash balances and available capacity under our asset-based senior secured revolving credit facility (the “ABL Credit Facility”) are our primary sources of liquidity and are expected to be used for, among other things, capital expenditures necessary to support productivity, completion of restructuring programs and payment of interest and principal on our long-term debt obligations.

The following describes our cash flows for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019	$ Change
	(in millions)
Net cash used in operating activities	$(79.6)	$(130.0)	$50.4
Net cash used in investing activities	(0.3)	(38.1)	37.8
Net cash provided by financing activities	345.9	74.8	271.1
Effect of exchange rates on cash, cash equivalents and restricted cash	(6.0)	2.5	(8.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$260.0	$(90.8)	$350.8

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities for the three months ended March 31, 2020 was $50.4 million lower than in the same period in 2019, primarily due to lower tax and interest payments and working capital improvements versus the prior year.

Included in net cash used in operating activities were the following operating cash outflows:

	Three Months Ended
	March 31,
	2020	2019	$ Change
	(in millions)
Income tax payments, net of tax refunds	$6.1	$25.7	$(19.6)
Interest payments	23.5	38.6	(15.1)
Performance-based compensation payments	27.5	29.8	(2.3)
Restructuring and MEPP payments	11.8	7.5	4.3
Pension and other postretirement benefits plan contributions	4.0	2.0	2.0

Significant cash (outflows) inflows included in investing and financing activities for each period were as follows:

	Three Months Ended
	March 31,
	2020	2019	$ Change
	(in millions)
Capital expenditures	$(17.7)	$(37.4)	$19.7
Proceeds from sale of investments and other assets	2.9	0.3	2.6
Disposition of businesses	12.9	(0.7)	13.6
Payments of current maturities and long-term debt	(58.7)	(173.7)	115.0
Net borrowings under credit facilities	408.0	259.0	149.0
Dividends paid	(2.1)	(2.1)	—

Proceeds from disposition of businesses in 2020 reflect the sale of the Logistics Courier business and a working capital adjustment received from the sale of GDS in the fourth quarter of 2019.

Payments of current maturities and long-term debt in 2020 primarily reflect repurchases of outstanding debt with maturities from 2020 to 2024. In the first three months of 2019, we repaid $172.2 million of outstanding notes at maturity using availability under our ABL Credit Facility. Net borrowing under our ABL Credit Facility increased as compared to the same quarter in 2019. The additional borrowings are part of an effort to retain financial flexibility in light of the COVID-19 outbreak. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Overview, Response to COVID-19 section and Note 14 - Debt to the Condensed Consolidated Financial Statements for further discussion.

LIQUIDITY

Cash and cash equivalents of $450.7 million as of March 31, 2020 included $289.2 million in the U.S. and $161.5 million at international locations. As a result of the Tax Act, we have opportunities to repatriate foreign cash, primarily generated from current year earnings, in a tax efficient manner. The previously taxed earnings from the transition tax and annual GILTI inclusion, as well as certain foreign earnings that receive a one hundred percent dividends received deduction may be repatriated with minimal additional tax consequences. As such, we are no longer permanently reinvested on certain foreign earnings yet remain permanently reinvested on all other foreign earnings and other outside basis differences. We record foreign withholding tax liabilities related to the certain foreign earnings for repatriation. We have recognized deferred tax liabilities of $5.3 million as of March 31, 2020, related to local taxes on certain foreign earnings which are not considered to be permanently reinvested.

Included in Cash and cash equivalents at March 31, 2020 were $39.2 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

During the quarter we entered into several debt repurchase transactions aimed to improve liquidity and financial flexibility. See Note 14, Debt, to the Condensed Consolidated Financial Statements.

The current availability under the ABL Credit Facility as of March 31, 2020 is shown in the table below:

March 31, 2020
Availability	(in millions)
ABL Credit Facility	$800.0
Availability reduction due to available borrowing base	118.0
$682.0
Usage
Borrowings under the ABL Credit Facility	$450.0
Outstanding letters of credit	39.1
$489.1

Current availability at March 31, 2020	$192.9
Cash and cash equivalents	450.7
Total available liquidity (a)	$643.6
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

The failure of a financial institution supporting the ABL Credit Facility would reduce the size of our committed facility unless a replacement institution was added. Currently, the ABL Credit Facility is supported by eight U.S. financial institutions.

On March 18th, 2020, Moody's Investor Service Inc. (“Moody’s) affirmed our credit ratings but changed our outlook from stable to negative. Our credit ratings from Moody’s and S&P Global Ratings (“S&P”) as of March 31, 2020 are shown in the table below.

	S&P	Moody's
Long-term corporate credit rating	B, Neg	B2, Neg
Senior unsecured debt	B-	B3
Term Loan	B+	B1

Dispositions

During the three months ended March 31, 2020, we sold the Logistics Courier business for net proceeds of $9.7 million, subject to a working capital adjustment.

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of March 31, 2020, we have received non-refundable deposits in accordance with the terms of the agreement of approximately $98.2 million which is recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Additional deposits will be paid to us in accordance with the agreement. Gross proceeds from the sale, including non-refundable deposits, are expected to be approximately $250.0 million, subject to changes in the exchange rate, and we expect the transaction to close in 2022 after closing conditions are satisfied and government approvals are obtained. As of March 31, 2020, the carrying cost of the building and land use rights is recorded in Other noncurrent assets and is not material.

Dividends

During the three months ended March 31, 2020, we paid cash dividends of $2.1 million. On April 6, 2020, the Board of Directors of the Company made a decision to suspend all dividends payments as part of the Company’s response to the COVID-19 outbreak. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Overview, Response to COVID-19 Section for further discussion.

MANAGEMENT OF MARKET RISK

We are exposed to interest rate risk on our variable debt and price risk on our fixed-rate debt. Including the effect of the floating-to-fixed interest rate swaps (see Note 15, Derivatives, to the Consolidated Financial Statements), approximately 73.0% of our outstanding debt was comprised of fixed-rate debt as of March 31, 2020.

We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2020 and December 31, 2019 by approximately $28.3 million and $25.8 million, respectively.

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. As of March 31, 2020 and December 31, 2019, the aggregate notional amount of outstanding foreign currency contracts was approximately $158.9 million and $179.9 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized losses from these foreign currency contracts were $1.5 million at March 31, 2020 and net unrealized gains were $0.8 million at December 31, 2019. We do not use derivative financial instruments for trading or speculative purposes.

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

The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	The severity and length of the economic downturn due to COVID-19
•	adverse changes in global economic conditions and the resulting effect on the businesses of our clients;
•	changes in customer preferences or a failure to otherwise manage relationships with our significant clients;
•	loss of brand reputation and decreases in quality of client support and service offerings;
•	political and regulatory risks and uncertainty in the countries in which we operate or sell our products and services;
•	taxation related risks in multiple jurisdictions;
•	adverse credit market conditions and other issues that may affect our ability to obtain future financing on favorable terms;
•	limitations on our borrowing capacity in our credit facilities;
•	increases in interest rates;
•	our ability to make payments on, reduce or extinguish any of our material indebtedness;
•	impairment of assets as a result of a decline in our individual reporting units’ expected profitability;
•	changes in the availability or costs of key materials (such as ink, paper and fuel) or increases in shipping costs;
•	our ability to improve operating efficiency rapidly enough to meet market conditions;

•	impairment of assets as a result of a decline in our individual reporting units’ expected profitability;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” Other than COVID-19 discussed in Part 2 – Risk Factors, Section 1A, there have been no significant changes to our market risk since December 31, 2019. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in our 2019 Form 10-K.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2020 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2020 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There is no material change in the information reported under "Part 1 -Items 1A Risk Factors" contained in our annual Report on Form 10-K for the fiscal year ended December 31, 2019 with the exception of the following:

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, during and subsequent to the first quarter of 2020, COVID-19 continued to spread across the globe at an increasing rate including a significant outbreak in the U.S. The outbreak in the U.S and most other countries forced governments to close non-essential businesses and substantially restrict the lives of most people. Measures taken by various governmental authorities, including the U.S government, to limit the spread of this virus has created tremendous business challenges for us and for other companies around the world, including many of our clients and suppliers. We have taken a number of proactive measures to manage through the impact of the growing pandemic.  The extent to which the coronavirus impacts our operations and the operations of our suppliers and our customers will depend on future developments, which are highly uncertain at this time, including the duration of the outbreak, the degree and ultimate success of government intervention in stabilizing economies around the world, and other actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 and ongoing governmental efforts to contain the pandemic has significantly impacted the global economy, resulting in decreased demand for some of our products and services. While the Company continues to implement measures to mitigate the effects of COVID-19, this decreased demand has adversely affected our business, operating results, financial condition and cash flows and we expect such adverse impacts to continue for the foreseeable future. Depending on the severity and duration of the global economic decline, revenue declines from decreased client demand could materially adversely affect our business, operating results, financial condition and cash flows. Additionally, declining operating results and cash flows may also cause impairments of tangible and intangible assets and an increase in allowance for doubtful accounts as a result of our inability to collect customer accounts receivable balances.

Contingent Lease Obligations

Subsequent to the spinoff of LSC Communications, Inc. (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”), we may be contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Under various agreements executed at the time of the spinoff, LSC and Donnelley Financial agreed to fully indemnify us in the event that we would be required to make a payment on their behalf; however, there can be no assurance that the indemnities from LSC and Donnelley Financial will be sufficient to satisfy the full amount of any such contingent obligations. Our exposure to these potential contingent liabilities will decrease over time as LSC and Donnelley Financial pay monthly lease obligations and as the leases expire. As of March 31, 2020, these potential contingent obligations were approximately $72.0 million and $4.8 million for LSC and Donnelley Financial, respectively. On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of this filing, no plan of reorganization has been filed and we cannot assess the potential impact of any such plan on our contingent liabilities related to the spin-off of LSC. If we are required to make payments in connection with these contingent liabilities, it may adversely affect our results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	$—
February 1, 2020 - February 29, 2020	—	—	—	$—
March 1, 2020 - March 31, 2020	295,407	1.90	—	$—
Total	295,407	$1.90	—
a)	Shares withheld for tax liabilities upon vesting of equity awards.

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

Date: April 29, 2020