Form 10-Q
period 2020-06-30
RR Donnelley & Sons Co
filed 2020-07-29
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes  ☐    No  ☒

As of July 27, 2020, 71.4 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$341.9	$190.8
Receivables, less allowances for credit losses of $25.5 in 2020 (2019 - $20.5)	950.4	1,161.6
Inventories (Note 3)	307.7	301.8
Prepaid expenses and other current assets	123.8	98.6
Total current assets	1,723.8	1,752.8
Property, plant and equipment-net (Note 4)	459.2	500.0
Goodwill (Note 5)	433.5	457.8
Other intangible assets-net (Note 5)	88.1	99.7
Deferred income taxes	65.0	57.8
Operating lease assets	213.1	205.5
Other noncurrent assets	220.8	256.5
Total assets	$3,203.5	$3,330.1
LIABILITIES
Accounts payable	$648.1	$852.2
Accrued liabilities and other	283.9	334.2
Short-term operating lease liabilities	70.6	68.7
Short-term and current portion of long-term debt (Note 14)	155.6	71.2
Total current liabilities	1,158.2	1,326.3
Long-term debt (Note 14)	1,880.3	1,747.2
Pension liabilities	103.9	113.6
Other postretirement benefits plan liabilities	59.0	61.7
Long-term income tax liability	68.3	75.8
Long-term operating lease liabilities	147.6	141.0
Other noncurrent liabilities	252.1	234.8
Total liabilities	3,669.4	3,700.4
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2020 and 2019	0.9	0.9
Additional paid-in-capital	3,261.2	3,348.0
Accumulated deficit	(2,409.4)	(2,336.8)
Accumulated other comprehensive loss	(201.0)	(176.2)
Treasury stock, at cost, 17.6 shares in 2020 (2019 - 18.1 shares)	(1,130.2)	(1,219.6)
Total RRD stockholders' equity	(478.5)	(383.7)
Noncontrolling interests	12.6	13.4
Total equity	(465.9)	(370.3)
Total liabilities and equity	$3,203.5	$3,330.1

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Products net sales	$947.6	$1,214.7	$2,093.1	$2,445.6
Services net sales	214.6	294.0	478.6	585.0
Total net sales	1,162.2	1,508.7	2,571.7	3,030.6

Products cost of sales (exclusive of depreciation and amortization)	773.5	994.1	1,696.3	2,002.9
Services cost of sales (exclusive of depreciation and amortization)	173.9	236.4	386.8	471.2
Total cost of sales	947.4	1,230.5	2,083.1	2,474.1

Products gross profit	174.1	220.6	396.8	442.7
Services gross profit	40.7	57.6	91.8	113.8
Total gross profit	214.8	278.2	488.6	556.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	156.0	199.0	335.1	398.6
Restructuring, impairment and other expense-net (Note 6)	28.5	16.0	60.4	33.1
Depreciation and amortization	38.2	40.0	79.0	82.7
Other operating expense (income)	8.0	2.3	21.2	(2.1)
(Loss) income from operations	(15.9)	20.9	(7.1)	44.2
Interest expense-net	34.6	38.1	68.5	78.2
Investment and other income-net	(3.4)	(2.2)	(7.2)	(6.7)
Loss on debt extinguishment	0.4	—	0.2	—
Loss before income taxes	(47.5)	(15.0)	(68.6)	(27.3)
Income tax expense (benefit)	9.7	(7.6)	1.5	(11.4)
Net loss	(57.2)	(7.4)	(70.1)	(15.9)
Less: (loss) income attributable to noncontrolling interests	—	(0.4)	0.1	(0.1)
Net loss attributable to RRD common stockholders	$(57.2)	$(7.0)	$(70.2)	$(15.8)

Net loss per share attributable to RRD common stockholders (Note 10):
Basic net loss per share	$(0.79)	$(0.10)	$(0.98)	$(0.22)
Diluted net loss per share	$(0.79)	$(0.10)	$(0.98)	$(0.22)

Weighted average number of common shares outstanding:
Basic	72.2	71.3	71.9	71.0
Diluted	72.2	71.3	71.9	71.0

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(57.2)	$(7.4)	$(70.1)	$(15.9)

Other comprehensive income (loss), net of tax (Note 11):
Translation adjustments	6.8	(3.2)	(13.2)	(2.0)
Adjustments for net periodic pension and postretirement benefits plan cost	0.7	(0.2)	1.5	(0.4)
Changes in fair value of derivatives	(1.3)	—	(13.3)	—
Other	—	0.9	—	1.5
Other comprehensive income (loss)	6.2	(2.5)	(25.0)	(0.9)
Comprehensive loss	(51.0)	(9.9)	(95.1)	(16.8)
Less: comprehensive loss attributable to non-controlling interests	—	(0.5)	(0.1)	—
Comprehensive loss attributable to RRD common stockholders	$(51.0)	$(9.4)	$(95.0)	$(16.8)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(70.1)	$(15.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges and other-net	20.8	0.4
Depreciation and amortization	79.0	82.7
Provision for credit losses	5.9	5.8
Share-based compensation	3.2	6.7
Deferred income taxes	(3.1)	1.4
Net pension and other postretirement benefits plan income	(6.7)	(8.1)
Loss (gain) on disposition of businesses and other assets	9.4	(10.6)
Loss on debt extinguishments	0.2	—
Other	1.1	11.6
Changes in operating assets and liabilities:
Accounts receivable-net	174.6	123.1
Inventories	(9.1)	(11.2)
Prepaid expenses and other current assets	(4.0)	(10.6)
Accounts payable	(188.6)	(205.7)
Current income taxes	(4.8)	(55.6)
Accrued liabilities and other	(47.8)	(27.3)
Pension and other postretirement benefits plan contributions	(4.2)	(3.8)
Net cash used in operating activities	(44.2)	(117.1)
INVESTING ACTIVITIES
Capital expenditures	(38.1)	(76.4)
Disposition of businesses	16.1	10.4
Proceeds from sales of investments and other assets	4.7	1.4
Proceeds (payments) related to company-owned life insurance	3.1	(2.9)
Net cash used in investing activities	(14.2)	(67.5)
FINANCING ACTIVITIES
Payments on other short-term debt	—	(8.0)
Payments of current maturities and long-term debt	(152.7)	(175.1)
Proceeds from credit facility borrowings	578.0	797.8
Payments on credit facility borrowings	(210.0)	(586.8)
Dividends paid	(2.1)	(4.3)
Payments of withholding taxes on share-based compensation	(0.6)	(0.9)
Other financing activities	(1.5)	(1.0)
Net cash provided by financing activities	211.1	21.7
Effect of exchange rate on cash, cash equivalents and restricted cash	(4.3)	0.2
Net increase (decrease) in cash, cash equivalents and restricted cash	148.4	(162.7)
Cash, cash equivalents and restricted cash at beginning of year	223.8	403.6
Cash, cash equivalents and restricted cash at end of period	$372.2	$240.9

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (“RRD,” the “Company,” “we,” “us,” and “our”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Due to the relationship of our various jurisdictional projections of full-year pre-tax earnings and income tax expense, as well as the projected impact of permanent tax differences and other items, our historic approach of using an estimated full-year world-wide effective income tax rate to determine interim period tax expense produced an income tax provision for the current year-to-date period that was not meaningful because tax expense calculated under the historical approach was not reflective of what taxes would be due and payable based on six-month year to date pre-tax earnings. Accordingly, we calculated year-to-date fiscal 2020 tax expense based on domestic year-to-date earnings before tax to determine an estimate of the actual U.S. tax liability while using an estimated full-year international effective income tax rate on our international year-to-date earnings to determine interim period tax expense for our international jurisdictions. The second quarter tax expense is the fiscal year-to-date tax expense computed as of June 30, 2020 less tax expense recognized in the first quarter.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at June 30, 2020 and December 31, 2019 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$341.9	$190.8
Restricted cash - current (a)	30.2	32.9
Restricted cash - noncurrent (b)	0.1	0.1
Total cash, cash equivalents and restricted cash	$372.2	$223.8

(a)	Included within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets
(b)	Included within Other noncurrent assets within the Condensed Consolidated Balance Sheets

Cash payments for income taxes were $14.0 million and $49.4 million for the six months ended June 30, 2020 and 2019, respectively. Cash refunds for income taxes were $2.6 million and $6.8 million for the six months ended June 30, 2020 and 2019, respectively. Income taxes receivable of $9.2 million and $12.0 million as of June 30, 2020 and December 31, 2019, respectively, are included within Prepaid expenses and other current assets.

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

We utilize a loss rate approach to determine lifetime expected credit losses for our financial assets. This method is used for calculating an estimate of losses based primarily on our historical loss experience. In determining loss rates, we evaluate information related to historical losses, adjusted for current conditions and further adjusted for the period of time that we can reasonably forecast. We have concluded that we can reasonably support a forecast period for the contractual life of our financial assets. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: the customer or vendor’s creditworthiness, changes in our policy and procedures to establish customer credit limits, changes in the payment terms of receivables, existence and effect of any concentration of credit and changes in the level of such concentrations, and the effects of other external forces such as the current and forecasted direction of the economic and business environment. We have considered the current and expected economic and market conditions as a result of COVID-19 in determining credit loss expense for the period ended June 30, 2020.

The allowance for credit losses as of December 31, 2019 and June 30, 2020, was as follows:

	Beginning Balance December 31, 2019	Additional Allowance Recognized Due to Adoption of Topic ASC326	Credit Loss Expense for the Period	Write offs During the Period	Ending Balance June 30, 2020
Trade receivables	$20.5	0.2	5.9	(1.1)	$25.5

Recoveries, notes receivables and rebates from vendors in the six months ended June 30, 2020 were immaterial.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

2. Revenue Recognition

Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Products
Commercial print	$275.5	$413.5	$638.9	$835.9
Packaging	150.4	162.6	265.5	302.1
Labels	113.7	119.6	235.3	240.1
Direct marketing	108.0	137.0	290.8	285.5
Statements	101.9	133.6	228.8	283.1
Digital print and fulfillment	84.6	115.1	198.2	224.7
Supply chain management	64.9	74.1	134.6	152.6
Forms	48.6	59.2	101.0	121.6
Total products net sales	$947.6	$1,214.7	$2,093.1	$2,445.6
Services
Logistics	$155.2	$208.0	$350.4	$409.7
Business process outsourcing	38.0	60.6	79.4	122.4
Digital and creative solutions	21.4	25.4	48.8	52.9
Total services net sales	$214.6	$294.0	$478.6	$585.0
Total net sales	$1,162.2	$1,508.7	$2,571.7	$3,030.6

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

Contract Balances

The following table provides information about contract assets and liabilities from contracts with clients:

	Contract Assets	Contract Liabilities
	Short-Term	Short-Term	Long-Term
Balance at December 31, 2019	$2.0	$18.9	$0.2
Balance at June 30, 2020	3.5	11.3	0.2

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations.

Revenue recognized during the six months ended June 30, 2020 from amounts included in contract liabilities at the beginning of the period was approximately $14.4 million. During the six months ended June 30, 2020, we reclassified $2.0 million of contract assets to receivables as a result of the completion of the performance obligation and the right to the consideration becoming unconditional.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

3. Inventories

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Raw materials and manufacturing supplies	$146.9	$139.4
Work in process	57.3	64.6
Finished goods	121.0	116.4
LIFO reserve	(17.5)	(18.6)
Total inventories	$307.7	$301.8

4. Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Land	$45.0	$47.8
Buildings	369.6	379.9
Machinery and equipment	1,684.0	1,704.7
	2,098.6	2,132.4
Less: Accumulated depreciation	(1,639.4)	(1,632.4)
Total property, plant and equipment-net	$459.2	$500.0

During the three and six months ended June 30, 2020 depreciation expense was $25.5 million and $53.7 million, respectively. During the three and six months ended June 30, 2019 depreciation expense was $26.9 million and $55.2 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of June 30, 2020, we have received deposits in accordance with the terms of the agreement of approximately $98.2 million which is recorded in other noncurrent liabilities on the Consolidated Balance Sheets. As of June 30, 2020, the carrying cost of the building and land use rights is recorded in other noncurrent assets and is not material. Additional deposits will be paid to us in accordance with the agreement. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate, and we expect the transaction to close in 2022 after closing conditions are satisfied and government approvals are obtained. Our contract with the buyer requires them to pay the final installment in 2022 even if the government’s approval is further delayed.  If the buyer fails to comply with terms of the agreement or terminates for any reason, the Company is entitled to retain 30% of the purchase price as liquidated damages.

5. Goodwill and Other Intangible Assets

The carrying amount of goodwill at June 30, 2020 and December 31, 2019 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2019
Goodwill	$2,210.9	$519.5	$2,730.4
Accumulated impairment losses	(2,018.5)	(254.1)	(2,272.6)
Total	192.4	265.4	457.8
Impairment	(20.6)	—	(20.6)
Disposition	(3.9)	—	(3.9)
Foreign exchange	0.2	—	0.2
Net book value as of June 30, 2020
Goodwill	2,192.1	519.5	2,711.6
Accumulated impairment losses	(2,024.0)	(254.1)	(2,278.1)
Total	$168.1	$265.4	$433.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

During the first quarter of 2020, we recorded a non-cash charge of $20.6 million to recognize the impairment of goodwill in the logistics reporting unit.

The components of other intangible assets at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$431.9	$(358.3)	$73.6	$433.9	$(350.0)	$83.9
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	24.4	(24.4)	—	24.6	(24.5)	0.1
Trade names	31.6	(17.1)	14.5	31.8	(16.1)	15.7
Total other intangible assets	$489.9	$(401.8)	$88.1	$492.3	$(392.6)	$99.7

Amortization expense for other intangible assets was $5.2 million and $10.5 million for the three and six months ended June 30, 2020, respectively, and was $5.8 million and $12.2 million for the three and six months ended June 30, 2019, respectively.

6. Restructuring, Impairment and Other

For the three months ended June 30, 2020 and 2019, we recorded the following net restructuring, impairment and other expenses:

	Three Months Ended
	June 30, 2020
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$6.6	$1.7	$1.1	$0.4	$9.8
Marketing Solutions	1.6	0.5	0.1	—	2.2
Corporate	4.8	11.7	—	—	16.5
Total	$13.0	$13.9	$1.2	$0.4	$28.5

	Three Months Ended
	June 30, 2019
	Employee	Other Restructuring	Multi-Employer Pension Plan
	Terminations	Charges	Charges	Total
Business Services	$10.2	$3.0	$0.6	$13.8
Marketing Solutions	0.3	0.1	0.1	0.5
Corporate	0.3	1.4	—	1.7
Total	$10.8	$4.5	$0.7	$16.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For the six months ended June 30, 2020 and 2019, we recorded the following net restructuring, impairment and other expenses:

	Six Months Ended
	June 30, 2020
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$12.4	$2.8	$1.7	$19.3	$36.2
Marketing Solutions	2.0	0.5	0.2	—	2.7
Corporate	6.7	14.8	—	—	21.5
Total	$21.1	$18.1	$1.9	$19.3	$60.4

	Six Months Ended
	June 30, 2019
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$18.0	$7.7	$1.2	$0.1	$27.0
Marketing Solutions	0.4	0.1	0.2	—	0.7
Corporate	0.5	4.9	—	—	5.4
Total	$18.9	$12.7	$1.4	$0.1	$33.1

Restructuring, Impairment and Other

For the three and six months ended June 30, 2020, we recorded net restructuring charges of $13.0 million and $21.1 million, respectively, for employee termination costs. These charges primarily relate to the closure of the Chilean operations, other announced facility closures and the reorganization of selling, general and administrative functions across each segment. We also incurred $13.9 million and $18.1 million of other restructuring charges, primarily consulting charges, and $1.2 million and $1.9 million of multi-employer pension plan (“MEPP”) withdrawal obligation charges during the three and six months ended June 30, 2020, respectively.

During the first quarter of 2020, we recorded a non-cash charge of $20.6 million to recognize the impairment of goodwill in the logistics reporting unit within the Business Services segment. The goodwill impairment charge resulted from reductions in the estimated fair value for this reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test. Although the logistics reporting unit reported increases in both net sales and income from operations in the first quarter of 2020, the lower future expectations were driven by expected reduced demand in the near term due to the COVID-19 pandemic. The goodwill impairment charge was determined using Level 3 inputs, including discounted cash flow analysis and comparable marketplace fair value data. The discounted cash flow analysis assumes a modest recovery in the logistics reporting unit in the third and fourth quarters of 2020. If the severity and duration of the impacts of the pandemic exceed our current expectations, additional impairment charges could be recorded. In addition, we recorded a net loss of $0.2 million and a net gain of $1.5 million on the sale of restructured facilities for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2019, we recorded net restructuring charges of $10.8 million and $18.9 million for employee termination costs. These charges primarily related to the planned relocation of a printing facility in Shenzhen, China, other facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. We also incurred other restructuring charges of $4.5 million and $12.7 million and MEPP withdrawal obligation charges of $0.7 million and $1.4 million for the three and six months ended June 30, 2019.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and MEPP Reserves

Restructuring and MEPP reserves as of December 31, 2019 and June 30, 2020, and changes during the six months ended June 30, 2020, were as follows:

		Restructuring	Foreign
	December 31,	and Other	Exchange and	Cash	June 30,
	2019	Charges	Other	Paid	2020
Employee terminations	$3.4	$21.1	$—	$(13.5)	$11.0
MEPP withdrawal obligations	40.6	1.9	—	(3.2)	39.3
Other	8.6	18.1	(1.1)	(17.8)	7.8
Total	$52.6	$41.1	$(1.1)	$(34.5)	$58.1

The current portion of restructuring reserves of $22.6 million at June 30, 2020 was included in Accrued liabilities and other, while the long-term portion of $35.5 million, related to MEPP withdrawal obligations, employee terminations in litigation and other, was included in Other noncurrent liabilities at June 30, 2020. The liabilities for the withdrawal obligations associated with our previous decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $7.1 million and $32.2 million, respectively, as of June 30, 2020.

We anticipate that payments associated with the employee terminations reflected in the above table will be fully completed by June 2021, excluding employee terminations in litigation within the Business Services segment.

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

7. Retirement Plans

Components of net pension and other postretirement benefits plan (“OPEB”) income for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Pension income:
Service cost	$0.2	$0.3	$0.5	$0.5
Interest cost	6.8	8.3	13.7	16.7
Expected return on plan assets	(10.0)	(11.6)	(20.2)	(23.2)
Amortization, net	2.5	1.5	5.0	3.0
Net pension income	$(0.5)	$(1.5)	$(1.0)	$(3.0)

OPEB income:
Interest cost	1.8	2.4	3.6	5.0
Expected return on plan assets	(3.1)	(3.3)	(6.3)	(6.6)
Amortization, net	(1.5)	(1.7)	(3.0)	(3.5)
Net OPEB income	$(2.8)	$(2.6)	$(5.7)	$(5.1)

During the six months ended June 30, 2020 and 2019, we contributed $4.2 million and $3.8 million, respectively, to our retirement plans.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

8. Share-Based Compensation

Share-based compensation expense was $1.8 million and $3.2 million for the three and six months ended June 30, 2020, respectively, and was $3.3 million and $6.7 million for the three and six months ended June 30, 2019, respectively.

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

9. Equity

Our equity as of December 31, 2019 and June 30, 2020, and changes during the three and six months ended June 30, 2020, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2019	$0.9	$3,348.0	$(1,219.6)	$(2,336.8)	$(176.2)	$(383.7)	$13.4	$(370.3)
Net (loss) income				(13.0)		(13.0)	0.1	(12.9)
Other comprehensive loss					(31.0)	(31.0)	(0.2)	(31.2)
Share-based compensation		1.4				1.4		1.4
Issuance of share-based awards, net of withholdings and other		(82.3)	81.8			(0.5)		(0.5)
Cash dividends paid				(2.1)		(2.1)		(2.1)
Cumulative impact of adopting ASU 2016-03				(0.3)		(0.3)		(0.3)
Distributions to noncontrolling interests						—	(0.7)	(0.7)
Balance at March 31, 2020	$0.9	$3,267.1	$(1,137.8)	$(2,352.2)	$(207.2)	$(429.2)	$12.6	$(416.6)
Net loss				(57.2)		(57.2)		(57.2)
Other comprehensive income					6.2	6.2		6.2
Share-based compensation		1.8				1.8		1.8
Issuance of share-based awards, net of withholdings and other		(7.7)	7.6			(0.1)		(0.1)
Balance at June 30, 2020	$0.9	$3,261.2	$(1,130.2)	$(2,409.4)	$(201.0)	$(478.5)	$12.6	$(465.9)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Our equity as of December 31, 2018 and June 30, 2019, and changes during three and six months ended June 30, 2019, were as follows:

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

During the six months ended June 30, 2020 and 2019, no shares of common stock were purchased by us; however, shares were withheld for tax liabilities upon the vesting of equity awards.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss per share attributable to RRD common stockholders:
Basic	$(0.79)	$(0.10)	$(0.98)	$(0.22)
Diluted	$(0.79)	$(0.10)	$(0.98)	$(0.22)

Numerator:
Net loss attributable to RRD common stockholders	$(57.2)	$(7.0)	$(70.2)	$(15.8)

Denominator:
Weighted average number of common shares outstanding - Basic and Diluted	72.2	71.3	71.9	71.0

Weighted average number of anti-dilutive share-based awards:
Stock options	0.3	0.4	0.3	0.5
Restricted stock units	1.5	1.4	1.1	1.0
Total	1.8	1.8	1.4	1.5

Dividends declared per common share	$—	$0.03	$0.03	$0.06

11. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and income tax (benefit) expense allocated to each component for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$6.8	$—	$6.8	$(13.2)	$—	$(13.2)
Adjustments for net periodic pension and OPEB cost	1.0	0.3	0.7	2.0	0.5	1.5
Change in fair value of derivatives	(1.8)	(0.5)	(1.3)	(17.5)	(4.2)	(13.3)
Other comprehensive income (loss)	$6.0	$(0.2)	$6.2	$(28.7)	$(3.7)	$(25.0)

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$(3.2)	$—	$(3.2)	$(2.0)	$—	$(2.0)
Adjustments for net periodic pension and OPEB cost	(0.2)	—	(0.2)	(0.5)	(0.1)	(0.4)
Other	—	(0.9)	0.9	—	(1.5)	1.5
Other comprehensive loss	$(3.4)	$(0.9)	$(2.5)	$(2.5)	$(1.6)	$(0.9)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2019 and June 30, 2020, and changes during the six months ended June 30, 2020, were as follows:

	Changes in the Fair Value of Derivatives	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2019	$1.0	$(185.7)	$8.5	$(176.2)
Other comprehensive loss before reclassifications	(14.1)	—	(13.0)	(27.1)
Amounts reclassified from accumulated other comprehensive loss	0.8	1.5	—	2.3
Net change in accumulated other comprehensive loss	(13.3)	1.5	(13.0)	(24.8)
Balance at June 30, 2020	$(12.3)	$(184.2)	$(4.5)	$(201.0)

Accumulated other comprehensive loss by component as of December 31, 2018 and June 30, 2019, and changes during the six months ended June 30, 2019, were as follows:

	Pension and OPEB Cost	Translation Adjustments	Other	Total
Balance at December 31, 2018	$(155.2)	$1.4	$—	$(153.8)
Other comprehensive income before reclassifications	—	2.4	1.5	3.9
Amounts reclassified from accumulated other comprehensive loss	(0.4)	(4.5)	—	(4.9)
Net change in accumulated other comprehensive loss	(0.4)	(2.1)	1.5	(1.0)
Balance at June 30, 2019	$(155.6)	$(0.7)	$1.5	$(154.8)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Classification in the Condensed
	2020	2019	2020	2019	Consolidated Statements of Operations
Translation Adjustments:
Net realized gain, before tax	$—	$—	$—	$(4.5)	Other operating expense (income)
Reclassification, net of tax	$—	$—	$—	$(4.5)

Amortization of pension and OPEB cost:
Net actuarial loss	$1.4	$0.7	$3.0	$2.2	Investment and other income-net
Net prior service credit	(0.4)	(0.9)	(1.0)	(2.7)	Investment and other income-net
Reclassifications before tax	1.0	(0.2)	2.0	(0.5)
Income tax expense (benefit)	0.3	—	0.5	(0.1)
Reclassification, net of tax	0.7	(0.2)	$1.5	$(0.4)

Derivatives:
Net realized loss	$1.0	$—	$0.8	$—	Interest expense-net
Reclassification, net of tax	1.0	—	0.8	—
Total reclassifications, net of tax	$1.7	$(0.2)	$2.3	$(4.9)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

12. Segment Information

Our segments and their product and service offerings are summarized below:

Business Services

Business Services provides customized solutions at scale to help clients inform, service and transact with their customers. The segment’s primary product and service offerings include commercial print, logistics, packaging, labels, statement printing, supply chain management, forms and business process outsourcing. This segment also includes all of our operations in Asia, Europe, Canada and Latin America.

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

	Three Months Ended
	June 30, 2020
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	June 30, 2020
Business Services	$963.0	$(14.8)	$948.2	$19.5	$25.1	$9.1	$2,123.4
Marketing Solutions	219.3	(5.3)	214.0	(1.8)	12.0	4.8	622.9
Total operating segments	1,182.3	(20.1)	1,162.2	17.7	37.1	13.9	2,746.3
Corporate	—	—	—	(33.6)	1.1	6.5	457.2
Total operations	$1,182.3	$(20.1)	$1,162.2	$(15.9)	$38.2	$20.4	$3,203.5

	Three Months Ended
	June 30, 2019
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2019
Business Services	$1,253.8	$(22.6)	$1,231.2	$41.6	$26.6	$19.3	$2,329.7
Marketing Solutions	287.0	(9.5)	277.5	6.0	11.4	14.4	748.1
Total operating segments	1,540.8	(32.1)	1,508.7	47.6	38.0	33.7	3,077.8
Corporate	—	—	—	(26.7)	2.0	5.3	252.3
Total operations	$1,540.8	$(32.1)	$1,508.7	$20.9	$40.0	$39.0	$3,330.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Six Months Ended
	June 30, 2020
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$2,065.2	$(31.3)	$2,033.9	$39.1	$51.1	$19.8
Marketing Solutions	549.7	(11.9)	537.8	23.1	26.2	6.4
Total operating segments	2,614.9	(43.2)	2,571.7	62.2	77.3	26.2
Corporate	—	—	—	(69.3)	1.7	11.9
Total operations	$2,614.9	$(43.2)	$2,571.7	$(7.1)	$79.0	$38.1

	Six Months Ended
	June 30, 2019
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$2,509.7	$(42.2)	$2,467.5	$70.2	$55.9	$42.8
Marketing Solutions	578.9	(15.8)	563.1	14.5	23.5	23.6
Total operating segments	3,088.6	(58.0)	3,030.6	84.7	79.4	66.4
Corporate	—	—	—	(40.5)	3.3	10.0
Total operations	$3,088.6	$(58.0)	$3,030.6	$44.2	$82.7	$76.4

Net restructuring, impairment and other expenses by segment are described in Note 6, Restructuring, Impairment and Other.

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

Contingencies related to LSC Communication, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”)

Subsequent to the spinoff of LSC Communications, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”) on October 1, 2016, we may be contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Under various agreements executed at the time of the spinoff, LSC and Donnelley Financial agreed to fully indemnify us in the event that we would be required to make a payment on their behalf; however, there can be no assurance that the indemnities from LSC and Donnelley Financial will be sufficient to satisfy the full amount of any such contingent obligations. Our exposure to these potential contingent liabilities will decrease over time as LSC and Donnelley Financial pay monthly lease obligations and as the leases expire. As of June 30, 2020 and December 31, 2019, these potential contingent obligations were approximately $65.2 million and $78.8 million, respectively, for LSC, and $4.3 million and $5.5 million, respectively for Donnelley Financial. On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code.  At the time of this filing, no plan of reorganization has been filed and we cannot assess the potential impact of any such plan on our contingent liabilities related to the spin-off of LSC.

In May and June 2020 we became aware that LSC failed to make required monthly contributions to certain of their multiemployer pension plans (“MEPP”). In accordance with laws and regulations governing multiemployer pension plans, we believe that we and Donnelley Financial, as former members of the control group, are contingently liable on a joint and several liability basis for LSC’s MEPP obligations. We believe that the total undiscounted MEPP obligations for which LSC is responsible is approximately $100.0 million and is payable over an average 13 year period. The amount of our ultimate liability related to LSC's MEPP obligations is contingent upon whether LSC or a successor company will be required to make full or partial required contributions to their MEPPs as determined by the bankruptcy court, as well as the outcome of our negotiations with Donnelley Financial concerning how the obligations would be apportioned between us and Donnelley Financial. At June 30, 2020, we recorded an immaterial accrual representing our estimated share of payments that were due but not made by LSC during the second quarter of 2020. At this time, however, we cannot make a reasonable estimate of our ultimate exposure, and therefore, have not recorded an additional contingent liability related to LSC’s MEPP obligations as of June 30, 2020.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

14. Debt

Debt at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Borrowings under the ABL Credit Facility	$410.0	$42.0
7.625% notes due June 15, 2020	—	65.8
7.875% notes due March 15, 2021	94.4	167.1
8.875% debentures due April 15, 2021	55.6	60.2
7.000% notes due February 15, 2022	107.6	140.0
6.500% notes due November 15, 2023	75.0	290.6
Term Loan due January 15, 2024 (a)	538.0	540.3
6.000% notes due April 1, 2024	61.7	298.3
8.250% notes due July 1, 2027	245.9	—
6.625% debentures due April 15, 2029	103.4	157.9
8.500% notes due April 15, 2029	300.6	—
8.820% debentures due April 15, 2031	54.5	69.0
Unamortized debt issuance costs	(10.8)	(12.8)
Total debt	2,035.9	1,818.4
Less: current portion	155.6	71.2
Long-term debt	$1,880.3	$1,747.2
(a)	As of June 30, 2020 and December 31, 2019, the interest rate on the Term Loan due January 15, 2024 was 5.17% and 6.80%, respectively.

The fair values of the notes and debentures, which were determined using the market approach based upon quoted prices or interest rates available to us for debt obligations with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt was less than its book value by approximately $33.1 million at June 30, 2020 and greater than its book value by approximately $29.3 million at December 31, 2019.

During the first and second quarters of 2020, we executed various transactions that reduced our near-term maturities and extended our debt maturity profile. On June 18, 2020, we completed a public exchange transaction in which we exchanged $246.2 million aggregate principal amount of the Company’s debt held by various investors maturing between 2021 and 2024 (the “Old Debt”) for $244.9 million aggregate principal amount of newly issued unsecured 8.25% notes due 2027 (the “New 2027 Notes”). The Old Debt that was exchanged consisted of $16.4 million of the 7.875% notes due 2021 (the “2021 Notes”); $3.3 million of the 8.875% debentures due 2021 (the “2021 Debentures”); $25.8 million of the 7.000% notes due 2022 (the “2022 Notes”); $161.6 million of the 6.500% notes due 2023 (the “2023 Notes”); and $39.1 million of the 6.000% of notes due 2024 (the “2024 Notes”). Other than the interest rate, the terms of the New 2027 Notes are substantially similar to the terms of the Old Debt. We treated the transaction as a debt modification, which resulted in a premium on the New 2027 Notes of approximately $1.0 million.

In March 2020, we entered into privately negotiated agreements with the largest holder of our outstanding notes (the “Seller”) to extend a significant portion of the Company’s 2023 and 2024 maturities. The agreements included the exchange of $277.0 million aggregate principal amount of notes owned by the Seller, consisting of $54.0 million of the 2023 Notes, $177.4 million of the 2024 Notes, and $45.6 million of the 6.625% debentures due 2029 (the “2029 Debentures”) for $297.0 million aggregate principal amount of newly issued unsecured 8.50% notes due 2029 (the “New 2029 Notes”). Other than the interest rate, the terms of the New 2029 Notes are substantially similar to the terms of the 2029 Debentures. We treated the transaction as a debt modification, which resulted in a discount on the New 2029 Notes of approximately $20 million, inclusive of approximately $0.3 million of fees paid to the Seller. The exchange was executed in a series of transactions that were completed on April 8, 2020. The agreements also included the repurchase of $6.6 million of the 2022 Notes and $20.0 million of the 2024 Notes. These repurchases were completed in March and were funded with a draw from our ABL Credit Facility. We recorded a gain of $0.2 million on these repurchases.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In May 2020, we entered into an additional agreement with the Seller in which the Seller agreed to exchange approximately $9.0 million aggregate principal amount of the 2029 Debentures and $14.5 million aggregate principal amount of 8.820% Debentures due 2031 (collectively, the “Old Debentures”) for approximately $21.2 million aggregate principal amount of New 2029 Notes. This transaction was completed on June 19, 2020. We treated the transaction as a debt modification, which resulted in a premium on the New 2029 Notes of approximately $2.1 million, inclusive of $0.2 million of fees paid to the Seller.

During the first half of the year, we also repurchased on the open market $59.0 million aggregate principal of debt maturing in 2020 and 2021. During the second quarter, we repurchased $27.3 million aggregate principal of the 2021 Notes and $0.6 million aggregate principal of the 2021 Debentures using available cash. We recorded a loss on debt extinguishment of $0.4 million, including unamortized debt issuance costs. During the first quarter, we repurchased $1.3 million of 7.625% notes due 2020 (the “2020 Notes”), $29.1 million of the 2021 Notes, and $0.8 million of the 2021 Debentures using availability under our ABL Credit Facility. We recorded a gain on debt extinguishment of $0.3 million, offset by approximately $0.3 million in unamortized debt issuance costs on the repurchase of these notes.

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

During the first quarter of 2020, we increased our borrowings under the ABL Credit Facility to $450 million as a proactive measure in response to the COVID-19 pandemic. The amount of the borrowings under the ABL Credit Facility was subsequently reduced to $410 million at the end of the second quarter. Based on our Borrowing Base as of June 30, 2020 and outstanding borrowings, we had approximately $117.8 million borrowing capacity available under the ABL Credit Facility. The weighted average interest rate on borrowings under our ABL Credit Facility was 1.9% and 3.7% during the six months ended June 30, 2020 and 2019, respectively.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Interest paid was $44.3 million and $67.8 million for the three and six months ended June 30, 2020, respectively, and $47.4 million and $85.5 million for the three and six months ended June 30, 2019, respectively.

Interest income was $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2019, respectively.

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

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. To the extent the gains and losses associated with the fair values of foreign currency derivatives are recognized in the Consolidated Statements of Operations, they are generally offset by gains and losses on underlying payables and receivables. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at June 30, 2020 and December 31, 2019 was $111.4 million and $179.9 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

As of June 30, 2020 and December 31, 2019, the fair values of our derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

	Classification on Consolidated Balance Sheets	June 30, 2020	December 31, 2019
Derivative assets
Foreign currency contracts:
Not designated as hedging instruments	Prepaid expenses and other current assets	$0.3	$0.9
Interest rate swap agreements:
Designated as cash flow hedges	Other noncurrent assets	—	1.0

Derivative liabilities
Foreign currency contracts:
Not designated as hedging instruments	Accrued liabilities and other	$0.2	$0.1
Interest rate swap agreements:
Designated as cash flow hedges	Accrued liabilities and other	4.7	—
Designated as cash flow hedges	Other noncurrent liabilities	11.8	—

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 were as follows:

		Three Months Ended		Six Months Ended
	Classification of Loss (Gain) Recognized in the Consolidated Statements of Operations	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Derivatives not designated as hedges
Foreign currency contracts	Selling, general and administrative expenses	$(0.1)	$2.2	$1.1	$(1.5)
Derivatives designated as cash flow hedges
Interest rate swap agreements	Interest expense, net	1.0	—	0.8	—

The pre-tax losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Derivatives designated as cash flow hedges
Interest rate swap agreements	$2.7	$—	$18.2	$—

16. Dispositions and Acquisition

2020 Disposition

On March 2, 2020, we sold our Logistics Courier business within the Business Services segment for net proceeds of $9.7 million, subject to a working capital adjustment. The disposition of this business resulted in a loss of $9.1 million during the six months ended June 30, 2020, which was recorded in Other operating expense (income) in the Condensed Consolidated Statements of Operations.

2019 Dispositions

On October 25, 2019, we completed the sale of substantially all of the Global Document Solutions (“GDS”) business for approximately $53.7 million. GDS primarily provides statements and print management services in Europe. The disposition resulted in a loss of $3.8 million, which was recorded in Other operating expense (income) in the Consolidated Statements of Operations.

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

Segment Descriptions

Our segments and their product and service offerings are summarized below:

Business Services

Business Services provides customized solutions at scale to help clients inform, service and transact with their customers. The segment’s primary product and service offerings include commercial print, logistics, packaging, labels, statement printing, supply chain management, forms and business process outsourcing. This segment also includes all of our operations in Asia, Europe, Canada and Latin America.

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

Products and Services

We separately report our net sales, related costs of sales and gross profit for our product and service offerings. Our product offerings primarily consist of commercial print, packaging, labels, statements, direct marketing, digital print and fulfillment, supply chain management and forms. Our service offerings primarily consist of logistics, business process outsourcing and digital and creative solutions.

Executive Overview

Response to COVID-19

The COVID-19 pandemic has continued to create significant business challenges for companies around the world, including many of our clients across the broad number of industries we serve. In response to the pandemic, we have established a formal operating plan that we are utilizing to manage our business through this new and challenging global business environment.  Our operating plan consists of three very clear priorities: to sustain operational and supply chain continuity, to protect the health and safety of our employees, and to effectively manage our business performance and liquidity throughout this very volatile period.

SUPPLY CHAIN CONTINUITY

We have activated our business continuity plans and are leveraging our strong supply chain partnerships to continue to meet the ongoing needs of our 50,000 global clients. We remain fully operational across the 29 countries and more than 250 facilities. The majority of our printing and distribution operations have been classified as essential, and therefore, remain open.

EMPLOYEES HEALTHAND SAFETY

We are continually evolving our policies and procedures to adhere to the latest best practices being provided by the Centers for Disease Control (“CDC”) and World Health Organization (“WHO”). Our cross-functional COVID Task Force created at the onset of the pandemic has developed safety measures, policies, and procedures for our workplace. We have implemented flexible working policies, including telecommuting and staggered shifts, while allowing for voluntary leaves of absence. Currently, approximately 10,000 employees, including those providing essential services are working from home. For our offices, we have developed a phased approach for slowly and cautiously ending remote work arrangements when deemed practical. We are also enforcing social distancing policies within our manufacturing facilities, and we are providing training for adherence to personal hygiene best practices in line with CDC and WHO guidelines. In response to the CDC recommendation that all individuals in the U.S. wear face masks, we are supplying our essential employees with a combination of disposable and cloth masks, as well as face shields, to ensure their safety and protection.  With personal protective equipment in short supply around the world, our teams have exercised ingenuity and leadership to develop protective equipment within our own operations using our own equipment.

BUSINESS IMPACT

Although the COVID-19 pandemic significantly impacted the Company’s financial results during the second quarter, we believe that there are three primary factors that are helping mitigate the top line impact from the pandemic. These include our diverse portfolio of products and services, the lack of client concentration across industries and the products and services we have introduced to meet the evolving needs of our clients.

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

To protect liquidity, we continue to hold more cash than has been typical and borrowings under our credit facility remain temporarily elevated. As of June 30, 2020 borrowings under our ABL Credit Facility are $410 million and cash and cash equivalents on our Condensed Consolidated Balance Sheet is $341.9 million.

Second Quarter Overview

Net sales decreased by $346.5 million, or 23.0%, for the three months ended June 30, 2020 compared to the same period in 2019. Net sales decreased $94.2 million due to business dispositions, primarily the Global Document Solutions (“GDS”) business and our Logistics Courier business, and $9.8 million due to unfavorable changes in foreign exchange rates. Net sales also decreased due to lower volumes resulting from the COVID-19 pandemic, lower pricing, and lower fuel surcharges in the logistics business.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the three months ended June 30, 2020, we realized cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, as well as several facility consolidations.

Net cash used in operating activities for the six months ended June 30, 2020 was $44.2 million as compared to $117.1 million for the six months ended June 30, 2019. The significant improvement is primarily driven by working capital improvements and lower tax and interest payments versus the prior year.

While we have a diversified client base with limited concentration, we do have clients that operate in industries hard-hit by the effects of COVID-19, including airlines, hotel chains, cruise lines, and restaurants.  During the second quarter, we saw the cancellation of some programmatic projects from these clients as they worked to mitigate the impact of the virus on their business.

Outlook

The Company continues to aggressively accelerate both permanent and temporary cost reduction actions to lessen the impact from lower sales volume as a result of the COVID-19 pandemic. In addition, the Company is also receiving pandemic-related orders in many parts of its business, including special notification letters, government mailings, product packaging, labels, signage, mail-in ballots, test kit assembly, emergency kits, protective face shields, digital creative and COVID-19 specific consumer research and analytics. These orders further mitigate the impact from COVID-19. The extent the outbreak will ultimately impact our business, results of operations, financial position and cash flows will depend on future developments which are highly uncertain and cannot be fully predicted or estimated at this time.  In the nearer term, the Company expects third quarter sales to be lower than the prior year reflecting the continued impact from the COVID-19 pandemic, census work in the prior year period that will not repeat, and a decline due to recent business dispositions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

The following table shows the results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Products net sales	$947.6	$1,214.7	$(267.1)	(22.0%)
Services net sales	214.6	294.0	(79.4)	(27.0%)
Total net sales	1,162.2	1,508.7	(346.5)	(23.0%)
Products cost of sales (exclusive of depreciation and amortization)	773.5	994.1	(220.6)	(22.2%)
Services cost of sales (exclusive of depreciation and amortization)	173.9	236.4	(62.5)	(26.4%)
Total cost of sales	947.4	1,230.5	(283.1)	(23.0%)
Products gross profit	174.1	220.6	(46.5)	(21.1%)
Services gross profit	40.7	57.6	(16.9)	(29.3%)
Total gross profit	214.8	278.2	(63.4)	(22.8%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	156.0	199.0	(43.0)	(21.6%)
Restructuring, impairment and other expense-net	28.5	16.0	12.5	78.1%
Depreciation and amortization	38.2	40.0	(1.8)	(4.5%)
Other operating expense	8.0	2.3	5.7	nm
(Loss) income from operations	$(15.9)	$20.9	$(36.8)	nm

Consolidated

Net sales of products for the three months ended June 30, 2020 decreased $267.1 million, or 22.0%, to $947.6 million versus the same period in 2019. The second quarter of 2020 included a $43.0 million decrease in product sales due to business dispositions and a $9.4 million decrease due to unfavorable changes in foreign exchange rates. Net sales of products also decreased due to lower volume as a result of the COVID-19 pandemic, including reduced orders from customers in industries especially hard-hit such as airlines, lodging, restaurants, non-essential retailers, and education, and lower pricing.

Net sales from services for the three months ended June 30, 2020 decreased $79.4 million, or 27.0%, to $214.6 million versus the same period in 2019. The second quarter of 2020 included a $51.2 million decrease due to business dispositions and $10.5 million decrease attributable to lower fuel surcharges in the logistics business.

Products cost of sales for the three months ended June 30, 2020 decreased $220.6 million, or 22.2%, to $773.5 million versus the same period in 2019. Products cost of sales decreased primarily due to business dispositions, cost control initiatives, and lower volumes across all products. As a percentage of net sales, products cost of sales decreased 0.2 percentage points for the three months ended June 30, 2020 versus the same period in 2019.

Services cost of sales decreased $62.5 million, or 26.4%, for the three months ended June 30, 2020 versus the same period in 2019, primarily due to business dispositions and cost control initiatives. As a percentage of net sales, services cost of sales remained essentially unchanged for the three months ended June 30, 2020.

Products gross profit decreased $46.5 million to $174.1 million for the three months ended June 30, 2020 versus the same period in 2019, primarily due to lower volume. Products gross margin increased from 18.2% in 2019 to 18.4% in 2020.

Services gross profit decreased $16.9 million to $40.7 million for the three months ended June 30, 2020 versus the same period in 2019, primarily due to lower volume. Services gross margin decreased from 19.6% in 2019 to 19.0% in 2020.

Selling, general and administrative expenses decreased $43.0 million to $156.0 million for the three months ended June 30, 2020 versus the same period in 2019 reflecting cost control initiatives, and business dispositions. As a percentage of net sales, selling, general and administrative expenses increased from 13.2% to 13.4% for the three months ended June 30, 2020 versus the same period in 2019.

For the three months ended June 30, 2020, net restructuring, impairment and other charges of $28.5 million included $13.9 million for other restructuring charges, primarily consulting charges, and $13.0 million for employee termination costs. See Note 6, Restructuring, Impairment and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $1.8 million to $38.2 million for the three months ended June 30, 2020 compared to the same period in 2019. Depreciation and amortization included $5.2 million and $5.8 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the three months ended June 30, 2020 and 2019, respectively.

Other operating expense for the three months ended June 30, 2020 was $8.0 million compared to $2.3 million in the same period in 2019. Other operating expenses in the current period primarily included $4.3 million related to the ongoing SEC and DOJ investigations and $3.7 million related to additional loss on previous business dispositions recorded in the current quarter. The prior year expense primarily included an increase in reserves for an unfavorable state sales tax matter and expenses related to the ongoing SEC and DOJ investigations, partially offset by the net gain on the sale of our R&D business within the Business Services segment.

Loss from operations for the three months ended June 30, 2020 was $15.9 million, a decrease of $36.8 million compared to the three months ended June 30, 2019.

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$34.6	$38.1	$(3.5)	(9.2%)
Investment and other income-net	(3.4)	(2.2)	(1.2)	54.5%
Loss on debt extinguishment	0.4	—	0.4	nm

Net interest expense decreased by $3.5 million for the three months ended June 30, 2020 versus the same period in 2019, primarily due to repurchases of higher interest rate debt combined with lower average interest rates on the ABL Credit Facility and Term Loan, partially offset by the impact of the debt exchange transactions.

Investment and other income, net for the three months ended June 30, 2020 and 2019 was $3.4 million and $2.2 million, respectively, and principally comprised of net OPEB and pension income.

Loss on debt extinguishment for the three months ended June 30, 2020 was $0.4 million. See Note 14, Debt, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Loss before income taxes	$(47.5)	$(15.0)	$(32.5)	nm
Income tax expense (benefit)	9.7	(7.6)	17.3	nm
Effective income tax rate	20.4%	50.7%

The effective income tax rate three months ended June 30, 2020 was an expense of 20.4% primarily driven by the mix of earnings and the tax impact of our interest expense. The effective income tax rate for the three months ended June 30, 2019 was a benefit of 50.7%.

Net loss attributable to RRD common stockholders was $57.2 million for the three months ended June 30, 2020 compared to $7.0 million for the three months ended June 30, 2019.

Information by Segment

Business Services

	Three Months Ended
	June 30,
	2020	2019
	(in millions, except percentages)
Net sales	$948.2	$1,231.2
Income from operations	19.5	41.6
Operating margin	2.1%	3.4%
Restructuring, impairment and other expense-net	9.8	13.8
Other operating expense (income)	0.5	(0.1)

Net sales for the Business Services segment for the three months ended June 30, 2020 were $948.2 million, a decrease of $283.0 million, or 23.0%, compared to 2019. Net sales decreased $94.2 million due to business dispositions, primarily the GDS and Logistics Courier businesses and $9.8 million due to unfavorable changes in foreign exchange rates. Net sales also decreased due to lower volume as a result of the COVID-19 pandemic, including reduced orders from those customers in industries especially hard-hit, lower pricing, and lower fuel surcharges in the logistics business segment. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	June 30,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Commercial print	$275.5	$413.5	$(138.0)	(33.4%)
Logistics	155.2	208.0	(52.8)	(25.4%)
Packaging	150.4	162.6	(12.2)	(7.5%)
Labels	113.7	119.6	(5.9)	(4.9%)
Statements	101.9	133.6	(31.7)	(23.7%)
Supply chain management	64.9	74.1	(9.2)	(12.4%)
Forms	48.6	59.2	(10.6)	(17.9%)
Business process outsourcing	38.0	60.6	(22.6)	(37.3%)
Total Business Services	$948.2	$1,231.2	$(283.0)	(23.0%)

Business Services segment income from operations decreased $22.1 million to $19.5 million for the three months ended June 30, 2020, primarily due to lower volume partially offset by $5.5 million attributable to favorable changes in foreign exchange rates, lower variable compensation expense, and other cost control initiatives.

Marketing Solutions

	Three Months Ended
	June 30,
	2020	2019
	(in millions, except percentages)
Net sales	$214.0	$277.5
(Loss) income from operations	(1.8)	6.0
Operating margin	(0.8%)	2.2%
Restructuring and other expense-net	2.2	0.5

Net sales for the Marketing Solutions segment for the three months ended June 30, 2020 were $214.0 million, a decrease of $63.5 million, or 22.9%, compared to 2019. Net sales decreased primarily due to lower volume as a result of the COVID-19 pandemic and lower pricing, partially offset by higher volume in direct marketing attributable to the 2020 Census contract. The following table summarizes net sales by products and services in the marketing solutions segment:

	Three Months Ended
	June 30,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$108.0	$137.0	$(29.0)	(21.2%)
Digital print and fulfillment	84.6	115.1	(30.5)	(26.5%)
Digital and creative solutions	21.4	25.4	(4.0)	(15.7%)
Total Marketing Solutions	$214.0	$277.5	$(63.5)	(22.9%)

Marketing Solutions segment loss from operations three months ended June 30, 2020 was $1.8 million, a decrease of $7.8 million compared to the same period in 2019, primarily due to lower volume and higher restructuring expenses, partially offset by lower variable compensation expense.

Corporate

Corporate operating expenses during the three months ended June 30, 2020 were $33.6 million, an increase of $6.9 million compared to the same period in 2019. The increase was primarily driven by higher restructuring and other expense and higher other operating expenses which are related to the ongoing SEC and DOJ investigations, and $4.2 million in fees related to recent debt transactions, partially offset by a $4.8 million decrease in healthcare costs, lower variable compensation expense, and other cost control initiatives. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	June 30,
	2020	2019
	(in millions)
Operating expenses	$33.6	$26.7
Restructuring and other expense-net	16.5	1.7
Other operating expense	7.5	2.4

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

The following table shows the results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Products net sales	$2,093.1	$2,445.6	$(352.5)	(14.4%)
Services net sales	478.6	585.0	(106.4)	(18.2%)
Total net sales	2,571.7	3,030.6	(458.9)	(15.1%)
Products cost of sales (exclusive of depreciation and amortization)	1,696.3	2,002.9	(306.6)	(15.3%)
Services cost of sales (exclusive of depreciation and amortization)	386.8	471.2	(84.4)	(17.9%)
Total cost of sales	2,083.1	2,474.1	(391.0)	(15.8%)
Products gross profit	396.8	442.7	(45.9)	(10.4%)
Services gross profit	91.8	113.8	(22.0)	(19.3%)
Total gross profit	488.6	556.5	(67.9)	(12.2%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	335.1	398.6	(63.5)	(15.9%)
Restructuring, impairment and other-net	60.4	33.1	27.3	82.5%
Depreciation and amortization	79.0	82.7	(3.7)	(4.5%)
Other operating expense (income)	21.2	(2.1)	23.3	nm
(Loss) income from operations	$(7.1)	$44.2	$(51.3)	nm

Consolidated

Net sales of products for the six months ended June 30, 2020 decreased $352.5 million, or 14.4%, to $2,093.1 million versus the same period in 2019. The six months ended June 30, 2020 included a $98.3 million decrease due to business dispositions and a $15.9 million decrease due to unfavorable changes in foreign exchange rates. Net sales of products also decreased due to lower volume as a result of the COVID-19 pandemic, including reduced orders from customers in industries especially hard-hit such as airlines, lodging, restaurants, non-essential retailers and education, and lower pricing.

Net sales from services for the six months ended June 30, 2020 decreased $106.4 million, or 18.2%, to $478.6 million versus the same period in 2019. Net sales from services decreased $83.6 million due to business dispositions and $11.8 million attributable to lower fuel surcharges in the logistics business. The remaining decrease is related to lower volume as a result of the COVID-19 pandemic.

Products cost of sales for the six months ended June 30, 2020 decreased $306.6 million, or 15.3%, to $1,696.3 million versus the same period in 2019 primarily due to lower volume, business dispositions and cost control initiatives.

Services cost of sales decreased $84.4 million, or 17.9%, for the six months ended June 30, 2020 versus the same period in 2019, primarily due to lower volume, business dispositions and cost control initiatives. As a percentage of net sales, services cost of sales remained essentially unchanged for the six months ended June 30, 2020 versus the same period in 2019.

Products gross profit decreased $45.9 million to $396.8 million for the six months ended June 30, 2020 versus the same period in 2019, primarily due to lower volume, partially offset by favorable product mix, changes in foreign exchange rates, and cost control initiatives. Products gross margin increased from 18.1% to 19.0% for the six months ended June 30, 2020 versus the same period in 2019.

Services gross profit decreased $22.0 million to $91.8 million for the six months ended June 30, 2020 versus the same period in 2019, primarily due to lower volume. Services gross margin decreased slightly from 19.5% to 19.2% for the six months ended June 30, 2020 versus the same period in 2019.

Selling, general and administrative expenses decreased $63.5 million to $335.1 million for the six months ended June 30, 2020 versus the same period in 2019 reflecting business dispositions and cost control initiatives. As a percentage of net sales, selling, general and administrative expenses decreased from 13.2% to 13.0% for the six months ended June 30, 2020 versus the same period in 2019.

For the six months ended June 30, 2020, net restructuring, impairment and other expense increased by $27.3 million to $60.4 million versus the same period in 2019. These expenses included a non-cash charge of $20.6 million to recognize the impairment of goodwill in the logistics reporting unit within the Business Services segment, $21.1 million for employee termination costs, and $18.1 million for other restructuring charges. See Note 6, Restructuring, Impairment, and Other, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $3.7 million to $79.0 million for the six months ended June 30, 2020 compared to the same period in 2019. Depreciation and amortization included $10.5 million and $12.2 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the six months ended June 30, 2020 and 2019, respectively.

Other operating expense for the six months ended June 30, 2020 was $21.2 million compared to income of $2.1 million for the same period in 2019. During the six months ended June 30, 2020 we recorded a $9.1 million loss on the sale of our Logistics Courier business. The remainder of the change was primarily driven by legal expenses related to the ongoing SEC and DOJ investigations. The prior year amount primarily included a net gain on the sale of our R&D business and the bankruptcy liquidation of RRD Brazil, partially offset by an increase in reserves for an unfavorable state sales tax matter and expenses related to an ongoing SEC and DOJ investigations.

Loss from operations for the six months ended June 30, 2020 was $7.1 million, a decrease of $51.3 million, or 116.1%, compared to the six months ended June 30, 2019.

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$68.5	$78.2	$(9.7)	(12.4%)
Investment and other income-net	(7.2)	(6.7)	0.5	7.5%
Loss on debt extinguishment	0.2	—	0.2	nm

Net interest expense decreased by $9.7 million for the six months ended June 30, 2020 versus the same period in 2019, primarily due to repurchases and repayment of higher interest rate debt combined with lower average interest rates on the ABL Credit Facility and Term Loan, partially offset by the debt exchange transactions.

Investment and other income, net for the six months ended June 30, 2020 and 2019 was $7.2 million and $6.7 million, respectively, and principally comprised of net pension and OPEB income.

Loss on debt extinguishment for the six months ended June 30, 2020 was $0.2 million. See Note 14, Debt, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Loss before income taxes	$(68.6)	$(27.3)	$(41.3)	nm
Income tax expense (benefit)	1.5	(11.4)	(12.9)	nm
Effective income tax rate	2.2%	41.8%

The effective income tax rate for the six months ended June 30, 2020 was an expense of 2.2% primarily driven by the mix of earnings, the inability to recognize a tax benefit on certain losses and the tax impact of our interest expense. The effective income tax rate for the six months ended June 30, 2019 was a benefit of 41.8%.

Loss attributable to RRD common stockholders was a loss of $70.2 million and $15.8 million for the six months ended June 30, 2020 and 2019, respectively.

Information by Segment

Business Services

	Six Months Ended
	June 30,
	2020	2019
	(in millions, except percentages)
Net sales	$2,033.9	$2,467.5
Income from operations	39.1	70.2
Operating margin	1.9%	2.8%
Restructuring, impairment and other-net	36.2	27.0
Other operating expense (income)	1.4	(0.2)

Net sales for the Business Services segment for the six months ended June 30, 2020 were $2,033.9 million, a decrease of $433.6 million, or 17.6%, compared to the six months ended June 30, 2019. Net sales decreased $181.9 million due to business dispositions, primarily the GDS and Logistics Courier businesses, and $16.4 million due to unfavorable changes in foreign exchange rates. Net sales also decreased due to lower volume as result of the COVID-19 pandemic, including those customers in industries especially hard-hit, and lower pricing. The following table summarizes net sales by products and services in the Business Services segment:

	Six Months Ended
	June 30,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Commercial print	$638.9	$835.9	$(197.0)	(23.6%)
Logistics	350.4	409.7	(59.3)	(14.5%)
Packaging	265.5	302.1	(36.6)	(12.1%)
Labels	235.3	240.1	(4.8)	(2.0%)
Statements	228.8	283.1	(54.3)	(19.2%)
Supply chain management	134.6	152.6	(18.0)	(11.8%)
Forms	101.0	121.6	(20.6)	(16.9%)
Business process outsourcing	79.4	122.4	(43.0)	(35.1%)
Total Business Services	$2,033.9	$2,467.5	$(433.6)	(17.6%)

Business Services segment income from operations decreased $31.1 million for the six months ended June 30, 2020, primarily due to lower volume and higher restructuring, impairment and other expense, partially offset by lower compensation expense, lower depreciation expense and cost control initiatives.

Marketing Solutions

	Six Months Ended
	June 30,
	2020	2019
	(in millions, except percentages)
Net sales	$537.8	$563.1
Income from operations	23.1	14.5
Operating margin	4.3%	2.6%
Restructuring and other-net	2.7	0.7

Net sales for the Marketing Solutions segment for the six months ended June 30, 2020 were $537.8 million, a decrease of $25.3 million compared to the six months ended June 30, 2019. Net sales decreased primarily due to lower volume as a result of the COVID-19 pandemic and lower pricing, partially offset by higher volume in direct marketing attributable to the 2020 Census contract. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Six Months Ended
	June 30,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$290.8	$285.5	$5.3	1.9%
Digital print and fulfillment	198.2	224.7	(26.5)	(11.8%)
Digital and creative solutions	48.8	52.9	(4.1)	(7.8%)
Total Marketing Solutions	$537.8	$563.1	$(25.3)	(4.5%)

Marketing Solutions segment income from operations increased $8.6 million to $23.1 million for the six months ended June 30, 2020, primarily due to lower manufacturing expenses and higher volume in direct marketing attributable to the 2020 Census contract.

Corporate

Corporate operating expenses during the six months ended June 30, 2020 were $69.3 million, an increase of $28.8 million compared to the same period in 2019. The increase was primarily driven by higher restructuring and other expenses and higher other operating expenses which are related to the ongoing SEC and DOJ investigations, partially offset by lower compensation expense and cost control initiatives. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Six Months Ended
	June 30,
	2020	2019
	(in millions)
Operating expenses	$69.3	$40.5
Restructuring and other expense-net	21.5	5.4
Other operating expense (income)	19.8	(1.9)
Acquisition-related expenses	0.2	0.2

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

The following describes our cash flows for the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,
	2020	2019	$ Change
	(in millions)
Net cash used in operating activities	$(44.2)	$(117.1)	$72.9
Net cash used in investing activities	(14.2)	(67.5)	53.3
Net cash provided by financing activities	211.1	21.7	189.4
Effect of exchange rates on cash, cash equivalents and restricted cash	(4.3)	0.2	(4.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$148.4	$(162.7)	$311.1

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities for the six months ended June 30, 2020 was $72.9 million lower than in the same period in 2019, primarily due to working capital improvements in addition to lower tax and interest payments and cash deferrals from the CARES Act in the current period.

Included in net cash used in operating activities were the following operating cash outflows:

	Six Months Ended
	June 30,
	2020	2019	$ Change
	(in millions)
Income tax payments, net of tax refunds	$11.4	$42.6	$(31.2)
Interest payments	67.8	83.8	(16.0)
Performance-based compensation payments	41.4	42.4	(1.0)
Restructuring and MEPP payments	34.5	26.0	8.5
Pension and other postretirement benefits plan contributions	4.2	3.8	0.4

Significant cash (outflows) inflows included in investing and financing activities for each period were as follows:

	Six Months Ended
	June 30,
	2020	2019	$ Change
	(in millions)
Capital expenditures	$(38.1)	$(76.4)	$38.3
Proceeds from sale of investments and other assets	4.7	1.4	3.3
Disposition of businesses	16.1	10.4	5.7
Payments of current maturities and long-term debt	(152.7)	(175.1)	22.4
Net borrowings under credit facilities	368.0	211.0	157.0
Dividends paid	(2.1)	(4.3)	2.2

Proceeds from disposition of businesses in 2020 reflect the sale of the Logistics Courier business and a working capital adjustment received in 2020 from the sale of GDS which occurred in the fourth quarter of 2019.

Payments of current maturities and long-term debt in the first half of 2020 primarily reflect the repayment of the remaining $64.5 million balance on the 2020 Notes that matured on June 15, 2020 along with repurchases of outstanding debt with maturities from 2020 to 2024. During the first half of 2019, we repaid $172.2 million of outstanding notes at maturity using availability under our ABL Credit Facility. Net borrowing under our ABL Credit Facility increased as compared to the same period in 2019. The additional borrowings are part of an effort to retain financial flexibility in light of the COVID-19 outbreak. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Overview, Response to COVID-19 section and Note 14 - Debt to the Condensed Consolidated Financial Statements for further discussion.

LIQUIDITY

During the first half of 2020, we executed various debt transactions that reduced our near-term maturities and extended our debt maturity profile. Refer to Note 14 – Debt to the Condensed Consolidated Financial Statements for further discussion.

Cash and cash equivalents of $341.9 million as of June 30, 2020 included $161.6 million in the U.S. and $180.3 million at international locations. As a result of the Tax Act, we have opportunities to repatriate foreign cash, primarily generated from current year earnings, in a tax efficient manner. The previously taxed earnings from the transition tax and annual GILTI inclusion, as well as certain foreign earnings that receive a one hundred percent dividends received deduction may be repatriated with minimal additional tax consequences. As such, we are no longer permanently reinvested on certain foreign earnings yet remain permanently reinvested on all other foreign earnings and other outside basis differences. We record foreign withholding tax liabilities related to the certain foreign earnings for repatriation. We have recognized deferred tax liabilities of $6.0 million as of June 30, 2020 related to local taxes on certain foreign earnings which are not considered to be permanently reinvested.

Included in Cash and cash equivalents at June 30, 2020 were $22.0 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

The current availability under the ABL Credit Facility as of June 30, 2020 is shown in the table below:

June 30, 2020
Availability	(in millions)
ABL Credit Facility	$800.0
Availability reduction due to available borrowing base	219.1
$580.9
Usage
Borrowings under the ABL Credit Facility	$410.0
Outstanding letters of credit	53.1
$463.1

Current availability at June 30, 2020	$117.8
Cash and cash equivalents	341.9
Total available liquidity (a)	$459.7
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

The failure of a financial institution supporting the ABL Credit Facility would reduce the size of our committed facility unless a replacement institution was added. Currently, the ABL Credit Facility is supported by eight U.S. financial institutions.

Dispositions

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of June 30, 2020, we have received deposits in accordance with the terms of the agreement of approximately $98.2 million. These deposits are recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We continue to expect that we will collect one additional deposit of $23 million in the third quarter of 2020.  The buyer continues to work to obtain the necessary approvals from the government regarding their plans to redevelop the site. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate, and we expect the transaction to close in 2022 after closing conditions are satisfied and government approvals are obtained. Our contract with the buyer requires them to pay the final installment in 2022 even if the government’s approval is further delayed.  If the buyer fails to comply with terms of the agreement or terminates for any reason, we are entitled to retain 30% of the purchase price as liquidated damages. As of June 30, 2020, the carrying cost of the building and land use rights is recorded in Other noncurrent assets and is not material.

Dividends

During the six months ended June 30, 2020, we paid cash dividends of $2.1 million. On April 6, 2020, the Board of Directors of the Company made a decision to suspend all dividends payments as part of the Company’s response to the COVID-19 outbreak. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Overview, Response to COVID-19 Section for further discussion.

MANAGEMENT OF MARKET RISK

We are exposed to interest rate risk on our variable debt and price risk on our fixed-rate debt. Including the effect of the floating-to-fixed interest rate swaps (see Note 15, Derivatives, to the Consolidated Financial Statements), approximately 73.3% of our outstanding debt was comprised of fixed-rate debt as of June 30, 2020.

We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2020 and December 31, 2019 by approximately $64.4 million and $25.8 million, respectively.

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. As of June 30, 2020 and December 31, 2019, the aggregate notional amount of outstanding foreign currency contracts was approximately $111.4 million and $179.9 million, respectively (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains from these foreign currency contracts were $0.1 million at June 30, 2020 and $0.8 million at December 31, 2019. We do not use derivative financial instruments for trading or speculative purposes.

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

•	failures or errors in our products and services;
•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats, and our ability to adapt to these changes;
•	inability to hire and retain employees;
•	potential contingent obligations related to leases and multiemployer pension plan liabilities;
•	the spinoffs resulting in significant tax liability; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2020 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2020 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to ensure they remain effective.

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

Contingent Liabilities

Subsequent to the spinoff of LSC Communications, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”), we may be contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Under various agreements executed at the time of the spinoff, LSC and Donnelley Financial agreed to fully indemnify us in the event that we would be required to make a payment on their behalf; however, there can be no assurance that the indemnities from LSC and Donnelley Financial will be sufficient to satisfy the full amount of any such contingent obligations. Our exposure to these potential contingent liabilities will decrease over time as LSC and Donnelley Financial pay monthly lease obligations and as the leases expire. As of June 30, 2020, these potential contingent obligations were approximately $65.2 million and $4.3 million for LSC and Donnelley Financial, respectively. On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, we may be liable for portions of liabilities where we share joint and several liability with LSC and other members of the control group including LSC’s frozen multiemployer pension plan (“MEPP”) liabilities and certain environmental liabilities.

We believe that the total MEPP liability for which LSC is responsible for is approximately $100.0 million and is payable over an average 13 year period. In accordance with laws and regulations governing multiemployer pension plans, we and Donnelley Financial are contingently liable on a joint and several liability basis for LSC’s MEPP obligations. Our ultimate liability, if any, related to LSC's MEPP obligations is contingent upon whether LSC or a successor company will be required to make full or partial required contributions to the MEPPs as determined by the bankruptcy court, as well as the outcome of our negotiations with Donnelley Financial concerning how the obligations would be apportioned. At the time of this filing we cannot make a reasonable estimate of our ultimate exposure. However, if we are required to make payments in connection with these contingent liabilities, it may adversely affect our results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities during the three months ended June 30, 2020.

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

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ TERRY D. PETERSON
Terry D. Peterson
Executive Vice President and Chief Financial Officer

Date: July 29, 2020