Form 10-Q
period 2020-09-30
RR Donnelley & Sons Co
filed 2020-10-28
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes  ☐    No  ☒

As of October 26, 2020, 71.4 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$414.8	$191.9
Receivables, less allowances for credit losses of $17.3 in 2020 (2019 - $14.3)	971.1	1,041.0
Inventories (Note 4)	323.7	301.8
Assets held-for-sale	149.2	200.6
Prepaid expenses and other current assets	144.4	95.6
Total current assets	2,003.2	1,830.9
Property, plant and equipment-net (Note 5)	438.0	499.4
Goodwill (Note 6)	407.5	404.5
Other intangible assets-net (Note 6)	73.8	88.8
Deferred income taxes	67.0	57.8
Operating lease assets	218.1	196.7
Other noncurrent assets	220.3	252.0
Total assets	$3,427.9	$3,330.1
LIABILITIES
Accounts payable	$707.0	$798.9
Accrued liabilities and other	333.2	311.3
Short-term operating lease liabilities	71.3	64.6
Short-term and current portion of long-term debt (Note 15)	144.4	71.2
Liabilities held-for-sale	81.1	92.1
Total current liabilities	1,337.0	1,338.1
Long-term debt (Note 15)	1,876.9	1,747.2
Pension liabilities	100.7	113.6
Other postretirement benefits plan liabilities	57.7	61.7
Long-term income tax liability	68.2	75.8
Long-term operating lease liabilities	153.0	136.4
Other noncurrent liabilities	289.2	227.6
Total liabilities	3,882.7	3,700.4
Commitments and Contingencies (Note 14)
EQUITY (Note 10)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2020 and 2019	0.9	0.9
Additional paid-in-capital	3,262.5	3,348.0
Accumulated deficit	(2,418.3)	(2,336.8)
Accumulated other comprehensive loss	(182.9)	(176.2)
Treasury stock, at cost, 17.6 shares in 2020 (2019 - 18.1 shares)	(1,130.2)	(1,219.6)
Total RRD stockholders' equity	(468.0)	(383.7)
Noncontrolling interests	13.2	13.4
Total equity	(454.8)	(370.3)
Total liabilities and equity	$3,427.9	$3,330.1

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	1,191.3	1,417.2	3,417.7	4,044.0
Cost of sales	943.6	1,132.9	2,729.4	3,259.4
Gross profit	247.7	284.3	688.3	784.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	138.0	168.2	436.7	522.7
Restructuring, impairment and other expense (income) -net (Note 7)	54.2	(2.3)	93.8	30.7
Depreciation and amortization	36.2	42.0	112.3	121.5
Other operating expense	3.4	5.4	15.5	3.3
Income from operations	15.9	71.0	30.0	106.4
Interest expense-net	34.3	37.4	102.7	115.6
Investment and other income-net	(3.6)	(4.6)	(10.8)	(11.3)
Loss on debt extinguishment	0.2	0.8	0.4	0.8
(Loss) income from continuing operations before income taxes	(15.0)	37.4	(62.3)	1.3
Income tax (benefit) expense	(5.9)	44.3	(3.0)	9.2
Net loss from continuing operations	(9.1)	(6.9)	(59.3)	(7.9)
Loss on sale of discontinued operations, net of tax	—	—	(6.9)	—
Income (loss) from discontinued operations, net of tax (Note 2)	0.4	19.8	(12.6)	4.9
Net income (loss) from discontinued operations	0.4	19.8	(19.5)	4.9
Net (loss) income	(8.7)	12.9	(78.8)	(3.0)
Less: income attributable to noncontrolling interests	0.2	0.3	0.3	0.2
Net (loss) income attributable to RRD common stockholders	$(8.9)	$12.6	$(79.1)	$(3.2)

Basic net (loss) earnings per share attributable to RRD common stockholders (Note 11):
Continuing Operations	$(0.13)	$(0.10)	$(0.83)	$(0.11)
Discontinued Operations	$0.01	$0.28	$(0.27)	$0.07
Net (loss) earnings attributable to RR Donnelley stockholders	$(0.12)	$0.18	$(1.10)	$(0.04)

Diluted net (loss) earnings per share attributable to RRD common stockholders (Note 11):
Continuing Operations	$(0.13)	$(0.10)	$(0.83)	$(0.11)
Discontinued Operations	$0.01	$0.28	$(0.27)	$0.07
Net (loss) earnings attributable to RR Donnelley stockholders	$(0.12)	$0.18	$(1.10)	$(0.04)

Weighted average number of common shares outstanding:
Basic	72.4	71.4	72.1	71.2
Diluted	72.4	71.4	72.1	71.2

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income	$(8.7)	$12.9	$(78.8)	$(3.0)

Other comprehensive income (loss), net of tax (Note 12):
Translation adjustments	17.4	(19.9)	4.2	(21.9)
Adjustments for net periodic pension and postretirement benefits plan cost	0.8	(0.2)	2.3	(0.6)
Changes in fair value of derivatives	0.3	—	(13.0)	—
Other	—	0.6	—	2.1
Other comprehensive income (loss)	18.5	(19.5)	(6.5)	(20.4)
Comprehensive income (loss)	9.8	(6.6)	(85.3)	(23.4)
Less: comprehensive income (loss) attributable to non-controlling interests	0.6	(0.1)	0.5	(0.1)
Comprehensive income (loss) attributable to RRD common stockholders	$9.2	$(6.5)	$(85.8)	$(23.3)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(78.8)	$(3.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charges and other-net	22.3	0.5
Depreciation and amortization	116.6	126.2
Provision for credit losses	7.4	6.9
Share-based compensation	4.5	9.3
Deferred income taxes	(3.9)	9.8
Net pension and other postretirement benefits plan income	(10.1)	(12.1)
Loss (gain) on disposition of businesses and other assets	9.3	(15.3)
Other	6.5	11.7
Changes in operating assets and liabilities:
Accounts receivable-net	57.7	17.7
Inventories	(21.7)	(21.1)
Prepaid expenses and other current assets	(6.5)	(11.4)
Accounts payable	(91.3)	(172.3)
Current income taxes	(18.8)	(41.1)
Accrued liabilities and other	38.3	11.5
Pension and other postretirement benefits plan contributions	(6.3)	(5.1)
Net cash provided by (used in) operating activities	25.2	(87.8)
INVESTING ACTIVITIES
Capital expenditures	(54.4)	(107.4)
Acquisition of business	—	(3.0)
Disposition of businesses	16.8	10.4
Proceeds from sales of investments and other assets	29.7	32.8
Proceeds (payments) related to company-owned life insurance	4.4	(1.3)
Net cash used in investing activities	(3.5)	(68.5)
FINANCING ACTIVITIES
Payments on other short-term debt	—	(8.0)
Payments of current maturities and long-term debt	(168.8)	(221.6)
Proceeds from credit facility borrowings	578.0	1,061.8
Payments on credit facility borrowings	(210.0)	(897.8)
Dividends paid	(2.1)	(6.4)
Payments of withholding taxes on share-based compensation	(0.6)	(0.9)
Other financing activities	(1.7)	(1.0)
Net cash provided by (used in) financing activities	194.8	(73.9)
Effect of exchange rate on cash, cash equivalents and restricted cash	2.1	(6.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	218.6	(236.5)
Cash, cash equivalents and restricted cash at beginning of year	223.8	403.6
Cash, cash equivalents and restricted cash at end of period	$442.4	$167.1

Supplemental cash flow disclosures:

Operating cash flows provided by discontinued operations	$15.7	$10.5
Investing cash flows used in discontinued operations	$(1.3)	$(2.8)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (“RRD,” the “Company,” “we,” “us,” and “our”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Due to the relationship of our various jurisdictional projections of full-year pre-tax earnings and income tax expense, as well as the projected impact of permanent tax differences and other items, our historic approach of using an estimated full-year world-wide effective income tax rate to determine interim period tax expense produced an income tax provision for the current year-to-date period that was not meaningful because tax expense calculated under the historical approach was not reflective of what taxes would be due and payable based on nine-month year to date pre-tax earnings. Accordingly, we calculated year-to-date fiscal 2020 tax expense based on domestic year-to-date earnings before tax to determine an estimate of the actual U.S. tax liability while using an estimated full-year international effective income tax rate on our international year-to-date earnings to determine interim period tax expense for our international jurisdictions. The third quarter tax expense is the fiscal year-to-date tax expense computed as of September 30, 2020 less tax expense recognized through the second quarter.

Beginning in the third quarter of 2020, we have reflected the Logistics Courier business (through the date of sale), the DLS Worldwide business, and the International Logistics business as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

We have historically presented Sales and Cost of Sales for products and services separately in the Condensed Consolidated Statement of Operations and related disclosures. Sales from services became immaterial in relation to Net Sales in the current quarter when adjusted by the effect of the activity of the Logistics business now presented in discontinued operations. Accordingly, beginning in the third quarter, we have presented sales from products and services together within Net Sales in the Condensed Consolidated Statement of Operations and related disclosures.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at September 30, 2020 and December 31, 2019 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$414.8	$191.9
Restricted cash - current (a)	27.4	32.9
Restricted cash - noncurrent (b)	0.2	0.1
Total cash, cash equivalents and restricted cash	$442.4	$224.9

(a)	Included within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets
(b)	Included within Other noncurrent assets within the Condensed Consolidated Balance Sheets

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Cash payments for income taxes were $29.5 million and $54.5 million for the nine months ended September 30, 2020 and 2019, respectively. Cash refunds for income taxes were $4.6 million and $7.7 million for the nine months ended September 30, 2020 and 2019, respectively. Income taxes receivable of $16.3 million and $12.0 million as of September 30, 2020 and December 31, 2019, respectively, are included within Prepaid expenses and other current assets.

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

We utilize a loss rate approach to determine lifetime expected credit losses for our financial assets. This method is used for calculating an estimate of losses based primarily on our historical loss experience. In determining loss rates, we evaluate information related to historical losses, adjusted for current conditions and further adjusted for the period of time that we can reasonably forecast. We have concluded that we can reasonably support a forecast period for the contractual life of our financial assets. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: the customer or vendor’s creditworthiness, changes in our policy and procedures to establish customer credit limits, changes in the payment terms of receivables, existence and effect of any concentration of credit and changes in the level of such concentrations, and the effects of other external forces such as the current and forecasted direction of the economic and business environment. We have considered the current and expected economic and market conditions as a result of COVID-19 in determining credit loss expense for the period ended September 30, 2020.

The allowance for credit losses as of December 31, 2019 and September 30, 2020, was as follows:

	Beginning Balance December 31, 2019	Additional Allowance Recognized Due to Adoption of Topic ASC326	Credit Loss Expense for the Period	Write offs During the Period	Ending Balance September 30, 2020
Trade receivables	$14.3	0.2	5.5	(2.7)	$17.3

Recoveries, notes receivables and rebates from vendors in the nine months ended September 30, 2020 were immaterial.

2. Discontinued Operations

On September 14, 2020, we entered into a definitive agreement to sell DLS Worldwide, which is a portion of our broader Logistics business and a component of the Business Services reporting segment for $225 million cash, subject to a customary working capital adjustment and an escrow of $22.5 million. We expect that the transaction will close in the fourth quarter of 2020 after completion of certain closing conditions. We expect to enter into a transaction support agreement with the buyer to assist them in the transition of certain functions, including, but not limited to, information technology, finance, and HR. Further, we plan to enter a commercial agreement whereby we will continue to receive logistics services from the divested business.

The sale of DLS Worldwide is part of our strategy to exit non-core businesses in order to pursue portfolio optimization and to reduce debt. As part of our plan, we previously sold Print Logistics in July 2018 and Courier Logistics in March 2020. In October 2020 we reached agreement to sell our International Logistics product line and expect to close by December 31, 2020. This will complete the exit of our Logistics business.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

During the third quarter of 2020, we classified the assets and liabilities of DLS Worldwide and International Logistics as held for sale on the Condensed Consolidated Balance Sheet.

Beginning in the third quarter of 2020, we have reflected the Logistics Courier business (through the date of sale), the DLS Worldwide business, and the International Logistics business as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations.

Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$190.5	$217.3	$558.5	$652.1
Cost of sales	(164.1)	(190.7)	(484.1)	(569.3)
Selling, general, administrative and other operating expenses	(21.3)	(23.8)	(69.7)	(71.1)
Restructuring, impairment and other expense	(0.2)	(0.1)	(21.0)	(0.1)
Operating income (loss) from discontinued operations	4.9	2.7	(16.3)	11.6
Income tax expense (benefit)	4.5	(17.1)	3.2	6.7
Net income (loss) from discontinued operations	$0.4	$19.8	$(19.5)	$4.9

Sales from the Logistics business to RRD previously eliminated in consolidation have been recasted and are now shown as external sales within the financial results of discontinued operations above. The net sales were $11.0 million and $33.8 million and $15.2 million and $46.1 million respectively for the three and nine months ended September 30, 2020 and 2019.

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 include the following:

	September 30, 2020	December 31, 2019
Receivables, net of allowance	$101.2	$120.6
Operating lease right-of-use assets	2.8	8.8
Goodwill	28.7	53.3
Intangible assets, net	8.8	10.9
Other assets	7.7	7.0
Total assets of discontinued operations	$149.2	$200.6

Accounts payable	$52.5	$53.3
Accrued expenses and other liabilities	28.6	38.8
Total liabilities of discontinued operations	$81.1	$92.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

3. Revenue Recognition

Disaggregation of Revenue

The following table presents net sales disaggregated by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Commercial print	347.7	$442.9	$986.6	$1,278.8
Packaging	193.6	182.1	459.1	484.2
Direct marketing	125.9	193.5	416.8	479.0
Labels	124.7	123.9	359.9	364.1
Digital print and fulfillment	104.4	122.5	302.6	347.2
Statements	104.3	134.0	333.1	417.1
Supply chain management	77.4	69.8	212.0	222.4
Forms	48.2	60.0	149.2	181.6
Business process outsourcing	40.9	61.1	125.5	189.3
Digital and creative solutions	24.2	27.4	72.9	80.3
Total net sales	$1,191.3	$1,417.2	$3,417.7	$4,044.0

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

Contract Balances

The following table provides information about contract liabilities from contracts with clients:

	Contract Liabilities
	Short-Term	Long-Term
Balance at December 31, 2019	$18.9	$0.2
Balance at September 30, 2020	12.6	—

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations.

Revenue recognized during the nine months ended September 30, 2020 from amounts included in contract liabilities at the beginning of the period was approximately $16.6 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

4. Inventories

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Raw materials and manufacturing supplies	$150.2	$139.4
Work in process	71.1	64.6
Finished goods	119.4	116.4
LIFO reserve	(17.0)	(18.6)
Total inventories	$323.7	$301.8

5. Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Land	$38.0	$47.8
Buildings	361.8	379.5
Machinery and equipment	1,671.2	1,702.0
	2,071.0	2,129.3
Less: Accumulated depreciation	(1,633.0)	(1,629.9)
Total property, plant and equipment-net	$438.0	$499.4

During the three and nine months ended September 30, 2020 depreciation expense was $24.1 million and $77.8 million, respectively. During the three and nine months ended September 30, 2019 depreciation expense was $30.0 million and $85.2 million, respectively.

We include assets held for sale for continuing operations in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The assets held for sale balance was $21.9 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of September 30, 2020, we have received deposits in accordance with the terms of the agreement of approximately $122.3 million which is recorded in other noncurrent liabilities on the Consolidated Balance Sheets. As of September 30, 2020, the carrying cost of the building and land use rights is recorded in other noncurrent assets and is not material. Additional deposits will be paid to us in accordance with the agreement. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate, and we expect the transaction to close in 2022 after closing conditions are satisfied and government approvals are obtained. Our contract with the buyer requires them to pay the final installment in 2022 even if the government’s approval is further delayed.  If the buyer fails to comply with terms of the agreement or terminates for any reason, the Company is entitled to retain 30% of the purchase price as liquidated damages.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

6. Goodwill and Other Intangible Assets

The carrying amount of goodwill at September 30, 2020 and December 31, 2019 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2019
Goodwill	$2,059.1	$519.5	$2,578.6
Accumulated impairment losses	(1,920.0)	(254.1)	(2,174.1)
Total	139.1	265.4	404.5
Foreign exchange	3.0	—	3.0
Net book value as of September 30, 2020
Goodwill	2,054.6	519.5	2,574.1
Accumulated impairment losses	(1,912.5)	(254.1)	(2,166.6)
Total	$142.1	$265.4	$407.5

The components of other intangible assets at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$413.4	$(353.3)	$60.1	$410.2	$(337.1)	$73.1
Trade names	30.7	(17.0)	13.7	31.5	(15.8)	15.7
Trademarks, licenses and agreements	23.5	(23.5)	—	23.5	(23.5)	—
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Total amortizable other intangible assets	469.6	(395.8)	73.8	467.2	(378.4)	88.8

Amortization expense for other intangible assets was $4.8 million and $14.5 million for the three and nine months ended September 30, 2020, respectively, and was $5.3 million and $16.6 million for the three and nine months ended September 30, 2019, respectively.

7. Restructuring, Impairment and Other

For the three months ended September 30, 2020 and 2019, we recorded the following net restructuring, impairment and other expenses:

	Three Months Ended
	September 30, 2020
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$4.6	$2.2	$0.1	$0.1	$7.0
Marketing Solutions	2.2	1.3	0.1	1.1	4.7
Corporate	2.2	3.2	37.1	—	42.5
Total	$9.0	$6.7	$37.3	$1.2	$54.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended
	September 30, 2019
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$(0.4)	$(0.7)	$0.7	$(4.7)	$(5.1)
Marketing Solutions	(0.1)	0.1	0.1	—	0.1
Corporate	1.0	1.7	—	—	2.7
Total	$0.5	$1.1	$0.8	$(4.7)	$(2.3)

For the nine months ended September 30, 2020 and 2019, we recorded the following net restructuring, impairment and other expenses:

	Nine Months Ended
	September 30, 2020
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$16.7	$5.0	$1.8	$(1.2)	$22.3
Marketing Solutions	4.3	1.8	0.3	1.1	7.5
Corporate	8.9	18.0	37.1	—	64.0
Total	$29.9	$24.8	$39.2	$(0.1)	$93.8

	Nine Months Ended
	September 30, 2019
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$17.5	$7.0	$1.9	$(4.6)	$21.8
Marketing Solutions	0.4	0.1	0.3	—	0.8
Corporate	1.5	6.6	—	—	8.1
Total	$19.4	$13.7	$2.2	$(4.6)	$30.7

Restructuring, Impairment and Other

For the three and nine months ended September 30, 2020, we recorded net restructuring charges of $9.0 million and $29.9 million, respectively, for employee termination costs. These charges primarily relate to the closure of the Chilean operations, other announced facility closures and the reorganization of selling, general and administrative functions across each segment. We also incurred $6.7 million and $24.8 million of other restructuring charges, primarily consulting charges, and $37.3 million and $39.2 million of multi-employer pension plan (“MEPP”) withdrawal obligation charges during the three and nine months ended September 30, 2020, respectively. The MEPP charges during the three and nine months ended September 30, 2020 included $34.5 million which represents our current estimate of payments we believe we will be required to make with respect to LSC’s MEPP liabilities. Refer to Note 14, Commitment and Contingencies for further discussion. We recorded net gains of $0.3 million and $1.8 million on the sale of restructured facilities for the three and nine months ended September 30, 2020.

For the three and nine months ended September 30, 2019, we recorded net restructuring charges of $0.5 million and $19.4 million for employee termination costs. These charges primarily related to the planned relocation of a printing facility in Shenzhen, China, other facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. We also incurred other restructuring charges of $1.1 million and $13.7 million and MEPP withdrawal obligation charges of $0.8 million and $2.2 million for the three and nine months ended September 30, 2019. Additionally, we recorded net gains of $4.7 million and $4.6 million on the sale of restructured facilities for the three and nine months ended September 30, 2019.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring and MEPP Reserves

Restructuring and MEPP reserves as of December 31, 2019 and September 30, 2020, and changes during the nine months ended September 30, 2020, were as follows:

		Restructuring	Foreign
	December 31,	and Other	Exchange and	Cash	September 30,
	2019	Charges	Other	Paid	2020
Employee terminations	$3.5	$29.9	$—	$(24.0)	$9.4
MEPP withdrawal obligations	40.5	39.2	—	(7.5)	72.2
Other	8.5	24.8	0.8	(24.6)	9.5
Total	$52.5	$93.9	$0.8	$(56.1)	$91.1

The current portion of restructuring reserves of $31.0 million at September 30, 2020 was included in Accrued liabilities and other, while the long-term portion of $60.1 million, related to MEPP withdrawal obligations, employee terminations in litigation and other, was included in Other noncurrent liabilities at September 30, 2020. The liabilities for the withdrawal obligations associated with our previous decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $15.1 million and $57.1 million, respectively, as of September 30, 2020.

We anticipate that payments associated with the employee terminations reflected in the above table will be fully completed by September 2021, excluding employee terminations in litigation within the Business Services segment.

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

8. Retirement Plans

Components of net pension and other postretirement benefits plan (“OPEB”) income for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Pension income:
Service cost	$0.2	$0.2	$0.7	$0.7
Interest cost	6.8	8.2	20.5	24.9
Expected return on plan assets	(10.2)	(11.5)	(30.4)	(34.7)
Amortization, net	2.5	1.6	7.5	4.6
Net pension income	$(0.7)	$(1.5)	$(1.7)	$(4.5)

OPEB income:
Interest cost	1.9	2.7	5.5	7.7
Expected return on plan assets	(3.1)	(3.3)	(9.4)	(9.9)
Amortization, net	(1.5)	(1.9)	(4.5)	(5.4)
Net OPEB income	$(2.7)	$(2.5)	$(8.4)	$(7.6)

During the nine months ended September 30, 2020 and 2019, we contributed $6.3 million and $5.1 million, respectively, to our retirement plans.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

9. Share-Based Compensation

Share-based compensation expense was $1.3 million and $4.5 million for the three and nine months ended September 30, 2020, respectively, and was $2.6 million and $9.3 million for the three and nine months ended September 30, 2019, respectively.

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

10. Equity

Our equity as of December 31, 2019 and September 30, 2020, and changes during the three and nine months ended September 30, 2020, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2019	$0.9	$3,348.0	$(1,219.6)	$(2,336.8)	$(176.2)	$(383.7)	$13.4	$(370.3)
Net (loss) income				(13.0)		(13.0)	0.1	(12.9)
Other comprehensive loss					(31.0)	(31.0)	(0.2)	(31.2)
Share-based compensation		1.4				1.4		1.4
Issuance of share-based awards, net of withholdings and other		(82.3)	81.8			(0.5)		(0.5)
Cash dividends paid				(2.1)		(2.1)		(2.1)
Cumulative impact of adopting ASU 2016-03				(0.3)		(0.3)		(0.3)
Distributions to noncontrolling interests						—	(0.7)	(0.7)
Balance at March 31, 2020	$0.9	$3,267.1	$(1,137.8)	$(2,352.2)	$(207.2)	$(429.2)	$12.6	$(416.6)
Net loss				(57.2)		(57.2)		(57.2)
Other comprehensive income					6.2	6.2		6.2
Share-based compensation		1.8				1.8		1.8
Issuance of share-based awards, net of withholdings and other		(7.7)	7.6			(0.1)		(0.1)
Balance at June 30, 2020	$0.9	$3,261.2	$(1,130.2)	$(2,409.4)	$(201.0)	$(478.5)	$12.6	$(465.9)
Net (loss) income				(8.9)		(8.9)	0.2	(8.7)
Other comprehensive income					18.1	18.1	0.4	18.5
Share-based compensation		1.3				1.3		1.3
Balance at September 30, 2020	$0.9	$3,262.5	$(1,130.2)	$(2,418.3)	$(182.9)	$(468.0)	$13.2	$(454.8)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Our equity as of December 31, 2018 and September 30, 2019, and changes during three and nine months ended September 30, 2019, were as follows:

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

During the nine months ended September 30, 2020 and 2019, no shares of common stock were purchased by us; however, shares were withheld for tax liabilities upon the vesting of equity awards.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic net (loss) earnings per share attributable to RRD common stockholders:
Continuing operations	$(0.13)	$(0.10)	$(0.83)	$(0.11)
Discontinued operations	$0.01	$0.28	$(0.27)	$0.07
Net (loss) earnings attributable to RR Donnelley stockholders	$(0.12)	$0.18	$(1.10)	$(0.04)

Diluted net (loss) earnings per share attributable to RRD common stockholders:
Continuing operations	$(0.13)	$(0.10)	$(0.83)	$(0.11)
Discontinued operations	$0.01	$0.28	$(0.27)	$0.07
Net (loss) earnings attributable to RR Donnelley stockholders	$(0.12)	$0.18	$(1.10)	$(0.04)

Numerator:
Net (loss) earnings attributable to RRD common stockholders - continuing operations	$(9.3)	$(7.2)	$(59.6)	$(8.1)
Net earnings (loss) from discontinued operations, net of income taxes	0.4	19.8	(19.5)	4.9
Net (loss) earnings attributable to RRD common stockholders	$(8.9)	$12.6	$(79.1)	$(3.2)

Denominator:
Weighted average number of common shares outstanding - Basic and Diluted	72.4	71.4	72.1	71.2

Weighted average number of anti-dilutive share-based awards:
Stock options	0.3	0.4	0.3	0.5
Restricted stock units	1.5	1.3	1.1	1.0
Total	1.8	1.7	1.4	1.5

Dividends declared per common share	$—	$0.03	$0.03	$0.09

12. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and income tax expense (benefit) allocated to each component for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$17.4	$—	$17.4	$4.2	$—	$4.2
Adjustments for net periodic pension and OPEB cost	1.0	0.2	0.8	3.0	0.7	2.3
Change in fair value of derivatives	0.5	0.2	0.3	(17.0)	(4.0)	(13.0)
Other comprehensive income (loss)	$18.9	$0.4	$18.5	$(9.8)	$(3.3)	$(6.5)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$(19.9)	$—	$(19.9)	$(21.9)	$—	$(21.9)
Adjustments for net periodic pension and OPEB cost	(0.3)	(0.1)	(0.2)	(0.8)	(0.2)	(0.6)
Other	—	(0.6)	0.6	—	(2.1)	2.1
Other comprehensive loss	$(20.2)	$(0.7)	$(19.5)	$(22.7)	$(2.3)	$(20.4)

Accumulated other comprehensive loss by component as of December 31, 2019 and September 30, 2020, and changes during the nine months ended September 30, 2020, were as follows:

	Changes in the Fair Value of Derivatives	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2019	$1.0	$(185.7)	$8.5	$(176.2)
Other comprehensive loss before reclassifications	(15.1)	—	4.0	(11.1)
Amounts reclassified from accumulated other comprehensive loss	2.1	2.3	—	4.4
Net change in accumulated other comprehensive loss	(13.0)	2.3	4.0	(6.7)
Balance at September 30, 2020	$(12.0)	$(183.4)	$12.5	$(182.9)

Accumulated other comprehensive loss by component as of December 31, 2018 and September 30, 2019, and changes during the nine months ended September 30, 2019, were as follows:

	Pension and OPEB Cost	Translation Adjustments	Other	Total
Balance at December 31, 2018	$(155.2)	$1.4	$—	$(153.8)
Other comprehensive loss before reclassifications	—	(17.1)	2.1	(15.0)
Amounts reclassified from accumulated other comprehensive loss	(0.6)	(4.5)	—	(5.1)
Net change in accumulated other comprehensive loss	(0.6)	(21.6)	2.1	(20.1)
Balance at September 30, 2019	$(155.8)	$(20.2)	$2.1	$(173.9)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Classification in the Condensed
	2020	2019	2020	2019	Consolidated Statements of Operations
Translation Adjustments:
Net realized gain, before tax	$—	$—	$—	$(4.5)	Other operating expense (income)
Reclassification, net of tax	$—	$—	$—	$(4.5)

Amortization of pension and OPEB cost:
Net actuarial loss	$3.9	$1.1	$6.9	$3.3	Investment and other income-net
Net prior service credit	(2.9)	(1.4)	(3.9)	(4.1)	Investment and other income-net
Reclassifications before tax	1.0	(0.3)	3.0	(0.8)
Income tax expense (benefit)	0.2	(0.1)	0.7	(0.2)
Reclassification, net of tax	0.8	(0.2)	$2.3	$(0.6)

Derivatives:
Net realized loss	$1.3	$—	$2.1	$—	Interest expense-net
Reclassification, net of tax	1.3	—	2.1	—
Total reclassifications, net of tax	$2.1	$(0.2)	$4.4	$(5.1)

13. Segment Information

Our segments and their product and service offerings are summarized below:

Business Services

Business Services provides customized solutions at scale to help clients inform, service and transact with their customers. The segment’s primary product and service offerings include commercial print, packaging, labels, statement printing, supply chain management, forms and business process outsourcing. This segment also includes all of our operations in Asia, Europe, Canada and Latin America.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended
	September 30, 2020
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	September 30, 2020
Business Services	$953.0	$(16.2)	$936.8	$69.1	$23.5	$10.2	$2,308.1
Marketing Solutions	258.7	(4.2)	254.5	10.3	11.4	2.6	649.1
Total operating segments	1,211.7	(20.4)	1,191.3	79.4	34.9	12.8	2,957.2
Corporate	—	—	—	(63.5)	1.3	3.5	470.7
Total operations	$1,211.7	$(20.4)	$1,191.3	$15.9	$36.2	$16.3	$3,427.9

	Three Months Ended
	September 30, 2019
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2019
Business Services	$1,097.3	$(23.5)	$1,073.8	$77.5	$24.8	$17.7	$2,328.9
Marketing Solutions	352.0	(8.6)	343.4	24.4	14.7	8.0	748.1
Total operating segments	1,449.3	(32.1)	1,417.2	101.9	39.5	25.7	3,077.0
Corporate	—	—	—	(30.9)	2.5	5.3	253.1
Total operations	$1,449.3	$(32.1)	$1,417.2	$71.0	$42.0	$31.0	$3,330.1

	Nine Months Ended
	September 30, 2020
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$2,667.4	$(42.0)	$2,625.4	$123.9	$71.7	$30.0
Marketing Solutions	808.4	(16.1)	792.3	33.4	37.6	9.0
Total operating segments	3,475.8	(58.1)	3,417.7	157.3	109.3	39.0
Corporate	—	—	—	(127.3)	3.0	15.4
Total operations	$3,475.8	$(58.1)	$3,417.7	$30.0	$112.3	$54.4

	Nine Months Ended
	September 30, 2019
				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$3,196.9	$(59.4)	$3,137.5	$140.6	$77.4	$60.4
Marketing Solutions	930.9	(24.4)	906.5	38.9	38.2	31.6
Total operating segments	4,127.8	(83.8)	4,044.0	179.5	115.6	92.0
Corporate	—	—	—	(73.1)	5.9	15.4
Total operations	$4,127.8	$(83.8)	$4,044.0	$106.4	$121.5	$107.4

Net restructuring, impairment and other expenses by segment are described in Note 7, Restructuring, Impairment and Other.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Contingencies related to LSC Communication, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”)

Subsequent to the spinoff of LSC Communications, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”) on October 1, 2016, we may be contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Under various agreements executed at the time of the spinoff, LSC and Donnelley Financial agreed to fully indemnify us in the event that we would be required to make a payment on their behalf; however, there can be no assurance that the indemnities from LSC and Donnelley Financial will be sufficient to satisfy the full amount of any such contingent obligations. Our exposure to these potential contingent liabilities will decrease over time as LSC and Donnelley Financial pay monthly lease obligations and as the leases expire. As of September 30, 2020 and December 31, 2019, these potential contingent obligations were approximately $58.7 million and $78.8 million, respectively, for LSC, and $3.4 million and $5.5 million, respectively for Donnelley Financial. On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code.  In September 2020, a third-party (the “Buyer”) offered to buy the assets and assume certain obligations of LSC.   We continue to monitor the proceedings and at the time of this filing, are aware that certain leases in which we have exposure have been rejected by LSC and the Buyer. As of September 30, 2020, we have recorded a $0.4 million contingent liability related to these leases.

In May and June 2020 we became aware that LSC failed to make required monthly contributions to certain of their multiemployer pension plans (“MEPP”). In accordance with laws and regulations governing multiemployer pension plans, we believe that we and Donnelley Financial, as former members of the control group, are contingently liable on a joint and several liability basis for LSC’s MEPP obligations. We believe that the total undiscounted MEPP obligations for which LSC is responsible is approximately $100.0 million and is payable over an average 13 year period. The amount of our ultimate liability related to LSC's MEPP obligations is contingent upon the outcome of our negotiations with Donnelley Financial concerning how the obligations would be apportioned between us and Donnelley Financial. As part of its offer to purchase certain assets and assume certain liabilities of LSC, the Buyer is not expected to assume LSC’s MEPP liabilities. During the third quarter, we commenced negotiations with Donnelley Financial related to how the MEPP liabilities would be apportioned between the two parties, and agreed to enter into mediation, and then arbitration if the parties do not reach an agreement in the mediation process. During the third quarter of 2020, we recorded a contingent liability of approximately $34.5 million representing our current estimate of the payments we believe we will be required to make with respect to LSC’s MEPP liabilities. This amount, however, could be adjusted in the future based on the final allocation as a result of either the mediation process or arbitration. We expect to make annual payments through 2034.

In addition to the aforementioned contingent obligations, we may be contingently liable for other claims arising out of the LSC bankruptcy. In October 2020, we received a demand notice from a law firm representing more than 30 individuals whose accrued supplemental non-qualified pension benefits were transferred to LSC at the time of the spin. The law firm is asserting that these accrued supplemental non-qualified pension benefits were incorrectly or not appropriately transferred to LSC at the time of the spin, and as a result we remain responsible to pay the remaining accrued vested benefits under the plan. We may also be contingently liable for other liabilities that were assumed or assigned to LSC at the time of the spin, and other general unsecured or secured creditors of LSC may make a claim against us. We intend to vigorously defend ourselves against all claims, and at this time cannot estimate the amount, if any, we would be required to pay.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

15. Debt

Debt at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Borrowings under the ABL Credit Facility	$410.0	$42.0
7.625% notes due June 15, 2020	—	65.8
7.875% notes due March 15, 2021	83.3	167.1
8.875% debentures due April 15, 2021	55.6	60.2
7.000% notes due February 15, 2022	104.3	140.0
6.500% notes due November 15, 2023	75.0	290.6
Term Loan due January 15, 2024 (a)	536.9	540.3
6.000% notes due April 1, 2024	61.7	298.3
8.250% notes due July 1, 2027	245.9	—
6.625% debentures due April 15, 2029	103.4	157.9
8.500% notes due April 15, 2029	301.1	—
8.820% debentures due April 15, 2031	54.5	69.0
Unamortized debt issuance costs	(10.4)	(12.8)
Total debt	2,021.3	1,818.4
Less: current portion	144.4	71.2
Long-term debt	$1,876.9	$1,747.2
(a)	As of September 30, 2020 and December 31, 2019, the interest rate on the Term Loan due January 15, 2024 was 5.16% and 6.80%, respectively.

Total cash, cash equivalents and restricted cash was $442.4 million and $224.9 million at September 30, 2020 and December 31, 2019, respectively.

The fair values of the notes and debentures, which were determined using the market approach based upon quoted prices or interest rates available to us for debt obligations with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt at September 30, 2020 and December 31, 2019 was greater than its book value by approximately $24.2 million and $29.3 million, respectively.

During the third quarter of 2020, we repurchased on the open market $11.2 million aggregate principal of 7.875% notes due 2021 (the “2021 Notes”) and $3.3 million aggregate principal of the 7.000% notes due in 2022 (the “2022 Notes”) using available cash. During the nine months ended September 30, 2020  we repurchased on the open market $70.2 million aggregate principal of debt maturing in 2020 and 2021, including $1.3 million of the 7.625% notes due 2020, $67.6 million of the 2021 Notes, and $1.3 million of the 8.875% debentures due 2021 (the “2021 Debentures”).

On October 27, 2020, we notified the holders of our 2021 Notes that we will redeem the remaining $83.3 million aggregate principal outstanding on December 4, 2020. The redemption price will be based on the terms of the notes and related indenture and will include a premium along with unpaid interest to the redemption date. We plan to use available cash to fund the redemption.

During the first and second quarters of 2020, we executed various transactions that reduced our near-term maturities and extended our debt maturity profile. On June 18, 2020, we completed a public exchange transaction in which we exchanged $246.2 million aggregate principal amount of the Company’s debt held by various investors maturing between 2021 and 2024 (the “Old Debt”) for $244.9 million aggregate principal amount of newly issued unsecured 8.25% notes due 2027 (the “New 2027 Notes”). The Old Debt that was exchanged consisted of $16.4 million of the 2021 Notes; $3.3 million of the 2021 Debentures; $25.8 million of the 2022 Notes; $161.6 million of the 6.500% notes due 2023 (the “2023 Notes”); and $39.1 million of the 6.000% of notes due 2024 (the “2024 Notes”). Other than the interest rate, the terms of the New 2027 Notes are substantially similar to the terms of the Old Debt. We treated the transaction as a debt modification, which resulted in a premium on the New 2027 Notes of approximately $1.0 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In March 2020, we entered into privately negotiated agreements with the largest holder of our outstanding notes (the “Holder”) to extend a significant portion of the Company’s 2023 and 2024 maturities. The agreements included the exchange of $277.0 million aggregate principal amount of notes owned by the Holder, consisting of $54.0 million of the 2023 Notes, $177.4 million of the 2024 Notes, and $45.6 million of the 6.625% debentures due 2029 (the “2029 Debentures”) for $297.0 million aggregate principal amount of newly issued unsecured 8.50% notes due 2029 (the “New 2029 Notes”). Other than the interest rate, the terms of the New 2029 Notes are substantially similar to the terms of the 2029 Debentures. We treated the transaction as a debt modification, which resulted in a discount on the New 2029 Notes of approximately $20 million, inclusive of approximately $0.3 million of fees paid to the Holder. The exchange was executed in a series of transactions that were completed on April 8, 2020. The agreements also included the repurchase of $6.6 million of the 2022 Notes and $20.0 million of the 2024 Notes. These repurchases were completed in March and were funded with a draw from our ABL Credit Facility. We recorded a gain of $0.2 million on these repurchases.

In May 2020, we entered into an additional agreement with the Holder in which the Holder agreed to exchange approximately $9.0 million aggregate principal amount of the 2029 Debentures and $14.5 million aggregate principal amount of 8.820% Debentures due 2031 for approximately $21.2 million aggregate principal amount of New 2029 Notes. This transaction was completed on June 19, 2020. We treated the transaction as a debt modification, which resulted in a premium on the New 2029 Notes of approximately $2.1 million, inclusive of $0.2 million of fees paid to the Holder.

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

During the first quarter of 2020, we increased our borrowings under the ABL Credit Facility to $450 million as a proactive measure in response to the COVID-19 pandemic. The amount of the borrowings under the ABL Credit Facility was subsequently reduced to $410 million at the end of the second quarter. Based on our Borrowing Base as of September 30, 2020 and outstanding borrowings, we had approximately $127.8 million borrowing capacity available under the ABL Credit Facility. The weighted average interest rate on borrowings under our ABL Credit Facility was 1.8% and 3.7% during the nine months ended September 30, 2020 and 2019, respectively.

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

Interest paid was $18.6 million and $86.4 million for the three and nine months ended September 30, 2020, respectively, and $27.0 million and $112.5 million for the three and nine months ended September 30, 2019, respectively.

Interest income was $0.2 million and $1.1 million for the three and nine months ended September 30, 2020, respectively, and $0.6 million and $2.3 million for the three and nine months ended September 30, 2019, respectively.

16. Derivatives

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

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. To the extent the gains and losses associated with the fair values of foreign currency derivatives are recognized in the Consolidated Statements of Operations, they are generally offset by gains and losses on underlying payables and receivables. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at September 30, 2020 and December 31, 2019 was $274.4 million and $179.9 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

As of September 30, 2020 and December 31, 2019, the fair values of our derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

	Classification on Consolidated Balance Sheets	September 30, 2020	December 31, 2019
Derivative assets
Foreign currency contracts:
Not designated as hedging instruments	Prepaid expenses and other current assets	$5.3	$0.9
Interest rate swap agreements:
Designated as cash flow hedges	Other noncurrent assets	—	1.0

Derivative liabilities
Foreign currency contracts:
Not designated as hedging instruments	Accrued liabilities and other	$0.7	$0.1
Interest rate swap agreements:
Designated as cash flow hedges	Accrued liabilities and other	4.9	—
Designated as cash flow hedges	Other noncurrent liabilities	11.1	—

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification of Loss (Gain) Recognized in the Consolidated Statements of Operations	2020	2019	2020	2019
Derivatives not designated as hedges
Foreign currency contracts	Selling, general and administrative expenses	$(6.3)	$4.3	$(5.2)	$2.8
Derivatives designated as cash flow hedges
Interest rate swap agreements	Interest expense, net	1.3	—	2.1	—

The pre-tax losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives designated as cash flow hedges
Interest rate swap agreements	$0.9	$—	$19.1	$—

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

17. Dispositions

2020 Disposition

On March 2, 2020, we sold our Logistics Courier business within the Business Services segment for net proceeds of $10.4 million. The disposition of this business resulted in a pre-tax loss of $9.1 million during the nine months ended September 30, 2020, which was recorded in Loss from the sale of discontinued operations in the Condensed Consolidated Statements of Operations.

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

18. New Accounting Pronouncements

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

Accounting Pronouncements Issued and Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as LIBOR. This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of ASU 2020-04 on the consolidated financial statements.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In August 2018, the FASB issued ASU No. 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which removes certain disclosures that are no longer cost beneficial and also includes additional disclosures to improve the overall usefulness of the disclosure requirements to financial statement users. ASU 2018-14 will be effective for public entities for fiscal years beginning after December 15, 2020, however early adoption is permitted. We will adopt ASU 2018-14 in the first quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

R.R. Donnelley & Sons Company (“RRD,” the “Company,” “we,” “us,” and “our”), a Delaware corporation, helps organizations communicate more effectively by working to create, manage, produce, distribute and process content on behalf of our clients. We assist clients in developing and executing multichannel communication strategies that engage audiences, reduce costs, drive revenues and enhance compliance. Our innovative content management offering, production platform, supply chain management, outsourcing capabilities and customized consultative expertise assists our clients in the delivery of integrated messages across multiple media to highly targeted audiences at optimal times to their customers in virtually every private and public sector. We have strategically located operations that provide local service and responsiveness while leveraging the economic, geographic and technological advantages of a global organization.

Segment Descriptions

Our segments and their product and service offerings are summarized below:

Business Services

Business Services provides customized solutions at scale to help clients inform, service and transact with their customers. The segment’s primary product and service offerings include commercial print, packaging, labels, statement printing, supply chain management, forms and business process outsourcing. This segment also includes all of our operations in Asia, Europe, Canada and Latin America.

Marketing Solutions

Marketing Solutions leverages an integrated portfolio of data analytics, creative services and multichannel execution to deliver comprehensive, end-to-end solutions. The segment’s primary product and service offerings include direct marketing, in-store marketing, digital print, kitting, fulfillment, digital and creative solutions and list services.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and last-in-first-out inventory provisions. In addition, certain costs and earnings of employee benefit plans, such as OPEB expense (income) and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages our cash pooling structures, which enables participating international locations to draw on our international cash resources to meet local liquidity needs.

Recent Developments

Discontinued Operations

On September 14, 2020, we entered into a definitive agreement to sell DLS Worldwide Inc. which is a portion of the broader Logistics business and a component of the Business Services reporting segment, for a cash purchase price of $225 million, subject to a customary working capital adjustment and an escrow of $22.5 million. We received regulatory approval for the sale on September 30, 2020 and expect that the transaction will close in November after completing other closing conditions. This transaction is part of our strategy to optimize our portfolio and reduce debt. As part of our plan, we previously sold the Print Logistics business in July 2018 and the Courier Logistics business in March 2020. In October 2020 we reached agreement to sell our International Logistics product line and expect to close by December 31, 2020. Accordingly, we have reflected the Logistics Courier business (through the date of sale), the DLS Worldwide business, and the International Logistics business as discontinued operations. The financial results of these businesses have been excluded from continuing operations and segment results for all periods presented unless otherwise noted. Refer to Note 2 –Discontinued Operations to our Condensed Consolidated Financial Statements for additional information.

Executive Overview

Response to COVID-19

The COVID-19 pandemic has continued to create significant business challenges for companies around the world, including many of our clients across the broad number of industries we serve. In response to the pandemic, we established a formal operating plan that we are utilizing to manage our business through this new and challenging global business environment.  Our operating plan consists of three very clear priorities: to sustain operational and supply chain continuity, to protect the health and safety of our employees, and to effectively manage our business performance and liquidity throughout this very volatile period.

SUPPLY CHAIN CONTINUITY

We have activated our business continuity plans and are leveraging our strong supply chain partnerships to continue to meet the ongoing needs of our 50,000 global clients. We remain fully operational across the 29 countries and all of our printing and distribution operations remain open.

EMPLOYEES HEALTH AND SAFETY

We are continually evolving our policies and procedures to adhere to the latest best practices being provided by the Centers for Disease Control (“CDC”) and World Health Organization (“WHO”). Our cross-functional COVID Task Force created at the onset of the pandemic has developed safety measures, policies, and procedures for our workplace. We have implemented flexible working policies, including telecommuting and staggered shifts, while allowing for voluntary leaves of absence. Currently, approximately 10,000 employees, including those providing essential services are working from home. For our offices, we have developed a phased approach for slowly and cautiously ending remote work arrangements when deemed practical. We are also enforcing social distancing policies within all of our facilities, and we are providing training for adherence to personal hygiene best practices in line with CDC and WHO guidelines. In response to the CDC recommendation that all individuals in the U.S. wear face masks, we are supplying our essential employees with a combination of disposable and cloth masks, as well as face shields, to ensure their safety and protection.  With personal protective equipment in short supply around the world, our teams have exercised ingenuity and leadership to develop protective equipment within our own operations using our own equipment.

BUSINESS IMPACT

Although the COVID-19 pandemic significantly impacted the Company’s financial results in 2020, we believe that there are three primary factors that are helping mitigate the top line impact from the pandemic. These include our diverse portfolio of products and services, the lack of client concentration across industries, and the products and services we have introduced to meet the evolving needs of our clients.

The extent the outbreak will ultimately impact our business, results of operations, financial position and cash flows will depend on future developments which remain highly uncertain and cannot be fully predicted or estimated at this time. However, amidst the global uncertainty posed by COVID-19, we are positioning the company to weather the economic downturn and protect the short and long-term interests of our stakeholders.  These decisions are difficult but critical to preserving the short-term financial flexibility of the Company as COVID-19 presents increasing challenges across the industries we serve.  We are freeing up capital to ensure we are prepared for the range of scenarios we may experience as a result of the virus. As a result, we implemented several business actions, including the implementation of an employee furlough program with RRD paid medical benefits. We had temporarily closed those production facilities most heavily impacted by client volume decreases, shifting that production to other facilities to lower costs while continuing to meet client requirements. By the end of the third quarter, facilities which were temporarily shut down have either resumed operations or were permanently closed. We suspended all 2020 employee merit increases. We accelerated cost reduction initiatives, and will continue to assess opportunities for further reduction, and have delayed capital projects and reduced consulting and other discretionary spend. We suspended our quarterly dividend effective April 6, 2020.

To protect liquidity, we continue to hold more cash than has been typical and borrowings under our credit facility remain temporarily elevated. As of September 30, 2020 borrowings under our ABL Credit Facility are $410.0 million and cash and cash equivalents on our Condensed Consolidated Balance Sheet is $414.8 million.

Third Quarter Overview

Net sales decreased by $225.9 million, or 15.9%, for the three months ended September 30, 2020 compared to the same period in 2019. Net sales decreased $62.9 million due to business dispositions, primarily the Global Document Solutions (“GDS”) business. Net sales also decreased due to lower volumes resulting from the COVID-19 pandemic and lower pricing, partially offset by new pandemic-related product orders in certain of our businesses.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the three months ended September 30, 2020, we realized significant cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, several facility consolidations, and asset rationalization. Selling, general and administrative expenses (exclusive of depreciation and amortization) decreased by $30.2 million, or 18.0%, for the three months ended September 30, 2020 compared to the same period in 2019 reflecting business dispositions and cost control initiatives.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $25.2 million as compared to $87.8 million used for operating activities for the nine months ended September 30, 2019. The significant improvement is primarily driven by working capital improvements and lower tax and interest payments versus the prior year.

While we have a diversified client base with limited concentration, we do have clients that operate in industries hard-hit by the effects of COVID-19, including airlines, hotel chains, cruise lines, and restaurants.  During the third quarter, we continued to see some cancellations of programmatic projects from these clients as they worked to mitigate the impact of the virus on their business.

Outlook

The Company continues to aggressively accelerate both permanent and temporary cost reduction actions to lessen the impact from lower sales volume as a result of the COVID-19 pandemic. In addition, the Company is also receiving pandemic-related orders in many parts of its business, including special notification letters, government mailings, product packaging, labels, signage, mail-in ballots, test kit assembly, emergency kits, protective face shields, digital creative and COVID-19 specific consumer research and analytics. These orders further mitigate the impact from COVID-19. The extent the pandemic will ultimately impact our business, results of operations, financial position and cash flows will depend on future developments which are highly uncertain and cannot be fully predicted or estimated at this time.  In the nearer term, the Company expects fourth quarter sales to be lower than the prior year reflecting the continued impact from the COVID-19 pandemic, census work in the prior year period that will not repeat, and a modest decline due to recent business dispositions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

The following table shows the results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	1,191.3	1,417.2	(225.9)	(15.9%)
Cost of sales	943.6	1,132.9	(189.3)	(16.7%)
Gross profit	247.7	284.3	(36.6)	(12.9%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	138.0	168.2	(30.2)	(18.0%)
Restructuring, impairment and other expense (income) -net	54.2	(2.3)	56.5	nm
Depreciation and amortization	36.2	42.0	(5.8)	(13.8%)
Other operating expense	3.4	5.4	(2.0)	nm
Income from operations	$15.9	$71.0	$(55.1)	(77.6%)

Consolidated

Continuing Operations

Net sales for the three months ended September 30, 2020 decreased $225.9 million, or 15.9%, to $1,191.3 million versus the same period in 2019. The third quarter of 2020 included a $62.9 million decrease in sales due to business dispositions. Net sales also decreased due to lower volume as a result of the COVID-19 pandemic, including reduced orders from clients in industries especially hard-hit such as airlines, lodging, restaurants, non-essential retailers, and education, and lower pricing. The sales decline was partially offset by pandemic-related orders.

Cost of sales for the three months ended September 30, 2020 decreased $189.3 million, or 16.7%, to $943.6 million versus the same period in 2019. Total cost of sales decreased primarily due to business dispositions, cost control initiatives, and lower volumes across certain of our products and services. As a percentage of net sales, cost of sales improved 0.7 percentage points for the three months ended September 30, 2020 versus the same period in 2019.

Gross profit decreased $36.6 million to $247.7 million for the three months ended September 30, 2020 versus the same period in 2019, primarily due to lower volume. Total gross margin increased from 20.1% in 2019 to 20.8% in 2020 primarily due to cost control initiatives.

Selling, general and administrative expenses decreased $30.2 million to $138.0 million for the three months ended September 30, 2020 versus the same period in 2019 reflecting business dispositions and cost control initiatives. As a percentage of net sales, selling, general and administrative expenses decreased from 11.9% to 11.6% for the three months ended September 30, 2020 versus the same period in 2019.

For the three months ended September 30, 2020, net restructuring, impairment and other charges of $54.2 million included $37.3 million for multi-employer pension plan charges, primarily to record a $34.5 million contingent liability related to LSC’s MEPP obligations, and $9.0 million for employee termination costs. See Note 7, Restructuring, Impairment and Other, and Note 14, Commitment and Contingencies, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $5.8 million to $36.2 million for the three months ended September 30, 2020 compared to the same period in 2019. Depreciation and amortization included $4.8 million and $5.3 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the three months ended September 30, 2020 and 2019, respectively.

Other operating expense for the three months ended September 30, 2020 was $3.4 million compared to $5.4 million in the same period in 2019. Other operating expenses in both periods primarily included expenses related to the ongoing SEC and DOJ investigations.

Income from operations for the three months ended September 30, 2020 was $15.9 million, a decrease of $55.1 million compared to the three months ended September 30, 2019.

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$34.3	$37.4	$(3.1)	(8.3%)
Investment and other income-net	(3.6)	(4.6)	1.0	(21.7%)
Loss on debt extinguishment	0.2	0.8	(0.6)	(75.0%)

Net interest expense decreased by $3.1 million to $34.3 million for the three months ended September 30, 2020 versus the same period in 2019, primarily due to lower average interest rates on the ABL Credit Facility and Term Loan.

Investment and other income, net for the three months ended September 30, 2020 and 2019 was $3.6 million and $4.6 million, respectively, and principally comprised of net OPEB and pension income.

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
(Loss) income from continuing operations before income taxes	$(15.0)	$37.4	$(52.4)	nm
Income tax (benefit) expense	(5.9)	44.3	(50.2)	nm
Effective income tax rate	39.3%	nm

The effective income tax rate for the three months ended September 30, 2020 was a benefit of 39.3% primarily driven by the mix of earnings, the tax impact of our interest expense, and favorable changes in tax law.

Discontinued Operations

Net income from discontinued operations was $0.4 million and $19.8 million in the three-months ended September 30, 2020 and 2019 respectively. Income in the three months ended September 30, 2019 included a tax benefit of $17.0 million which did not occur in the current quarter.

Net loss attributable to RRD common stockholders was $8.9 million for the three months ended September 30, 2020 compared to income of $12.6 million for the three months ended September 30, 2019

Information by Segment

Business Services

	Three Months Ended
	September 30,
	2020	2019
	(in millions, except percentages)
Net sales	$936.8	$1,073.8
Income from operations	69.1	77.5
Operating margin	7.4%	7.2%
Restructuring, impairment and other expense (income)-net	7.0	(5.1)
Net sales for the Business Services segment for the three months ended September 30, 2020 were $936.8 million, a decrease of $137.0 million, or 12.8%, compared to the same period in 2019. Net sales decreased $62.9 million due to business dispositions, primarily the GDS business. Net sales also decreased due to lower volume as a result of the COVID-19 pandemic, and lower pricing, partially offset by pandemic-related orders particularly within our packaging and supply chain management services. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	September 30,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Commercial print	$347.7	$442.9	$(95.2)	(21.5%)
Packaging	193.6	182.1	11.5	6.3%
Labels	124.7	123.9	0.8	0.6%
Statements	104.3	134.0	(29.7)	(22.2%)
Supply chain management	77.4	69.8	7.6	10.9%
Forms	48.2	60.0	(11.8)	(19.7%)
Business process outsourcing	40.9	61.1	(20.2)	(33.1%)
Total Business Services	$936.8	$1,073.8	$(137.0)	(12.8%)

Business Services segment income from operations decreased $8.4 million to $69.1 million for the three months ended September 30, 2020, primarily due to lower volume related to the COVID-19 pandemic, partially offset by cost control initiatives.

Marketing Solutions

	Three Months Ended
	September 30,
	2020	2019
	(in millions, except percentages)
Net sales	$254.5	$343.4
Income from operations	10.3	24.4
Operating margin	4.0%	7.1%
Restructuring and other expense-net	4.7	0.1

Net sales for the Marketing Solutions segment for the three months ended September 30, 2020 were $254.5 million, a decrease of $88.9 million, or 25.9%, compared to the same period in 2019. Net sales decreased primarily due to lower volume in direct marketing attributable to the 2020 Census contract, which was substantially completed by June 30, 2020, and lower orders of promotional material from financial institutions as a result of the COVID-19 pandemic.

The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Three Months Ended
	September 30,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$125.9	$193.5	$(67.6)	(34.9%)
Digital print and fulfillment	104.4	122.5	(18.1)	(14.8%)
Digital and creative solutions	24.2	27.4	(3.2)	(11.7%)
Total Marketing Solutions	$254.5	$343.4	$(88.9)	(25.9%)

Marketing Solutions segment income from operations for the three months ended September 30, 2020 was $10.3 million, a decrease of $14.1 million compared to the same period in 2019, primarily due to lower volume attributable to the 2020 Census contract and lower volume related to the COVID-19 pandemic, partially offset by cost control initiatives.

Corporate

Corporate operating expenses during the three months ended September 30, 2020 were $63.5 million, an increase of $32.6 million compared to the same period in 2019. The increase is primarily driven by $34.5 million recorded in restructuring and other expense-net to reflect a contingent liability related to LSC’s MEPP obligations, partially offset by lower selling, generally and administrative expenses. Other operating expenses primarily relate to the SEC and DOJ investigations in both quarters presented. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	September 30,
	2020	2019
	(in millions)
Operating expenses	$63.5	$30.9
Restructuring, impairment and other expense-net	42.5	2.7
Other operating expense	3.4	5.4

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

The following table shows the results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	3,417.7	4,044.0	(626.3)	(15.5%)
Cost of sales	2,729.4	3,259.4	(530.0)	(16.3%)
Gross profit	688.3	784.6	(96.3)	(12.3%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	436.7	522.7	(86.0)	(16.5%)
Restructuring, impairment and other-net	93.8	30.7	63.1	nm
Depreciation and amortization	112.3	121.5	(9.2)	(7.6%)
Other operating expense	15.5	3.3	12.2	nm
Income from operations	$30.0	$106.4	$(76.4)	(71.8%)

Consolidated

Continued Operations

Net sales for the nine months ended September 30, 2020 decreased $626.3 million, or 15.5%, to $3,417.7 million versus the same period in 2019. The nine months ended September 30, 2020 included a $205.2 million decrease due to business dispositions and a $14.4 million decrease due to unfavorable changes in foreign exchange rates. Net sales also decreased due to lower volume as a result of the COVID-19 pandemic, including reduced orders from customers in industries especially hard-hit such as airlines, lodging, restaurants, non-essential retailers and education, and lower pricing.

Cost of sales for the nine months ended September 30, 2020 decreased $530.0 million, or 16.3%, to $2,729.4 million versus the same period in 2019 primarily due to lower volume, business dispositions, and cost control initiatives.

Gross profit decreased $96.3 million to $688.3 million for the nine months ended September 30, 2020 versus the same period in 2019, primarily due to lower volume. Gross margin increased from 19.4% to 20.1% for the nine months ended September 30, 2020 versus the same period in 2019 reflecting a favorable product mix and cost control initiatives.

Selling, general and administrative expenses decreased $86.0 million to $436.7 million for the nine months ended September 30, 2020 versus the same period in 2019 reflecting business dispositions and cost control initiatives. As a percentage of net sales, selling, general and administrative expenses decreased from 12.9% to 12.8% for the nine months ended September 30, 2020 versus the same period in 2019.

For the nine months ended September 30, 2020, net restructuring, impairment and other expense increased by $63.1 million to $93.8 million versus the same period in 2019. The increase was primarily driven by $34.5 million recorded to reflect a contingent liability related to LSC’s MEPP obligations, $29.9 million for employee termination costs, and $24.8 million for other restructuring charges. See Note 7, Restructuring, Impairment, and Other, and Note 14, Commitment and Contingencies within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $9.2 million to $112.3 million for the nine months ended September 30, 2020 compared to the same period in 2019. Depreciation and amortization included $14.5 million and $16.6 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the nine months ended September 30, 2020 and 2019, respectively.

Other operating expense for the nine months ended September 30, 2020 was $15.5 million compared to $3.3 million for the same period in 2019. The current year amount includes $12.3 million of legal expenses related to the ongoing SEC and DOJ investigations. The prior year amount primarily included an increase in reserves for an unfavorable state sales tax matter and expenses related to the ongoing SEC and DOJ investigations, partially offset by a net gain on the sale of our R&D business and the bankruptcy liquidation of RRD Brazil.

Income from operations for the nine months ended September 30, 2020 was $30.0 million, a decrease of $76.4 million, or 71.8%, compared to the nine months ended September 30, 2019.

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$102.7	$115.6	$(12.9)	(11.2%)
Investment and other income-net	(10.8)	(11.3)	(0.5)	(4.4%)
Loss on debt extinguishment	0.4	0.8	(0.4)	nm

Net interest expense decreased by $12.9 million to $102.7 million for the nine months ended September 30, 2020 versus the same period in 2019, primarily due to repurchases and repayment of higher interest rate debt combined with lower average interest rates on the ABL Credit Facility and Term Loan, partially offset by the debt exchange transactions.

Investment and other income, net for the nine months ended September 30, 2020 and 2019 was $10.8 million and $11.3 million, respectively, and principally comprised of net pension and OPEB income.

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
(Loss) income from continuing operations before income taxes	$(62.3)	$1.3	$(63.6)	nm
Income tax (benefit) expense	(3.0)	9.2	12.2	nm
Effective income tax rate	4.8%	nm

The effective income tax rate for the nine months ended September 30, 2020 was a benefit of 4.8% primarily driven by the mix of earnings, the tax impact of our interest expense, and favorable changes in tax law.

Discontinued Operations

Net loss from discontinued operations was $19.5 million for the nine months ended September 30, 2020 as compared to net income of $4.9 million in the same period in 2019. The net loss from discontinued operations in the nine months ended September 30, 2020 includes a $20.6 million non-cash charge related to impairment of goodwill and $9.1 million pre-tax loss on the sale of our Courier business in the first quarter of 2020.

Net loss attributable to RRD common stockholders $79.1 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Information by Segment

Business Services

	Nine Months Ended
	September 30,
	2020	2019
	(in millions, except percentages)
Net sales	$2,625.4	$3,137.5
Income from operations	123.9	140.6
Operating margin	4.7%	4.5%
Restructuring, impairment and other-net	22.3	21.8
Other operating expense (income)	0.2	(0.2)

Net sales for the Business Services segment for the nine months ended September 30, 2020 were $2,625.4 million, a decrease of $512.1 million, or 16.3%, compared to the nine months ended September 30, 2019. Net sales decreased $205.2 million due to business dispositions, primarily the GDS business, and $14.4 million due to unfavorable changes in foreign exchange rates. Net sales also decreased due to lower volume as result of the COVID-19 pandemic, including those clients in industries especially hard-hit such as airlines, lodging, restaurants, non-essential retailers, and education, and lower pricing. The following table summarizes net sales by products and services in the Business Services segment:

	Nine Months Ended
	September 30,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Commercial print	$986.6	$1,278.8	$(292.2)	(22.8%)
Packaging	459.1	484.2	(25.1)	(5.2%)
Labels	359.9	364.1	(4.2)	(1.2%)
Statements	333.1	417.1	(84.0)	(20.1%)
Supply chain management	212.0	222.4	(10.4)	(4.7%)
Forms	149.2	181.6	(32.4)	(17.8%)
Business process outsourcing	125.5	189.3	(63.8)	(33.7%)
Total Business Services	$2,625.4	$3,137.5	$(512.1)	(16.3%)

Business Services segment income from operations decreased $16.7 million to $123.9 million for the nine months ended September 30, 2020, primarily due to lower volume partially offset by lower compensation expense, lower depreciation expense and cost control initiatives.

Marketing Solutions

	Nine Months Ended
	September 30,
	2020	2019
	(in millions, except percentages)
Net sales	$792.3	$906.5
Income from operations	33.4	38.9
Operating margin	4.2%	4.3%
Restructuring and other-net	7.5	0.8

Net sales for the Marketing Solutions segment for the nine months ended September 30, 2020 were $792.3 million, a decrease of $114.2 million compared to the nine months ended September 30, 2019. Net sales decreased primarily due to lower volume as a result of the COVID-19 pandemic and lower pricing. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Nine Months Ended
	September 30,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$416.8	$479.0	$(62.2)	(13.0%)
Digital print and fulfillment	302.6	347.2	(44.6)	(12.8%)
Digital and creative solutions	72.9	80.3	(7.4)	(9.2%)
Total Marketing Solutions	$792.3	$906.5	$(114.2)	(12.6%)

Marketing Solutions segment income from operations decreased $5.5 million to $33.4 million for the nine months ended September 30, 2020 primarily due to lower volume.

Corporate

Corporate operating expenses during the nine months ended September 30, 2020 were $127.3 million, an increase of $54.2 million compared to the same period in 2019. The increase is primarily related to higher restructuring expenses, including $34.5 million related to LSC’s MEPP obligations, and higher other operating expenses which are related to the ongoing SEC and DOJ investigations, partially offset by lower compensation expense and cost control initiatives. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended
	September 30,
	2020	2019
	(in millions)
Operating expenses	$127.3	$73.1
Restructuring, impairment and other expense-net	64.0	8.1
Other operating expense	15.2	3.5

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

The following describes our cash flows for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,
	2020	2019	$ Change
	(in millions)
Net cash provided by (used in) operating activities	$25.2	$(87.8)	$113.0
Net cash used in investing activities	(3.5)	(68.5)	65.0
Net cash provided by (used in) financing activities	194.8	(73.9)	268.7
Effect of exchange rates on cash, cash equivalents and restricted cash	2.1	(6.3)	8.4
Net increase (decrease) in cash, cash equivalents and restricted cash	$218.6	$(236.5)	$455.1

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $25.2 million compared to a use of cash of $87.8 million in 2019. The improvement was primarily due to working capital improvements in addition to lower tax and interest payments and cash deferrals of the employer portion of payroll tax of approximately $23.3 million as part of the CARES Act. We expect to repay one-half of the full year deferrals in the fourth quarter of 2021 and the remaining one-half in the fourth quarter of 2022. Operating cash flows provided by discontinued operations was $15.7 million and $10.5 million for the nine months ending September 30, 2020 and 2019, respectively.

Included in net cash provided by (used in) operating activities were the following operating cash outflows:

	Nine Months Ended
	September 30,
	2020	2019	$ Change
	(in millions)
Income tax payments, net of tax refunds	$24.9	$46.8	$(21.9)
Interest payments	86.4	110.2	(23.8)
Performance-based compensation payments	41.3	43.7	(2.4)
Restructuring and MEPP payments	56.1	32.8	23.3
Pension and other postretirement benefits plan contributions	6.3	5.1	1.2

Significant cash (outflows) inflows included in investing and financing activities for each period were as follows:

	Nine Months Ended
	September 30,
	2020	2019	$ Change
	(in millions)
Capital expenditures	$(54.4)	$(107.4)	$53.0
Acquisition of business	—	(3.0)	3.0
Proceeds from sale of investments and other assets	29.7	32.8	(3.1)
Disposition of businesses	16.8	10.4	6.4
Payments of current maturities and long-term debt	(168.8)	(221.6)	52.8
Net borrowings under credit facilities	368.0	164.0	204.0
Dividends paid	(2.1)	(6.4)	4.3

Proceeds from disposition of businesses in 2020 reflect the sale of the Logistics Courier business and a working capital adjustment received in 2020 from the sale of GDS which occurred in the fourth quarter of 2019.

Payments of current maturities and long-term debt in the first three quarters of 2020 primarily reflect repurchases of outstanding debt with maturities from 2020 to 2024 along with the repayment of the remaining $64.5 million balance on the notes that matured on June 15, 2020. The debt payments during the same period in 2019 primarily reflect the repayment of $172.2 million of outstanding notes at maturity and repurchases of outstanding debt maturing in 2021. Net borrowing under our ABL Credit Facility increased as compared to the same period in 2019. The additional borrowings are part of an effort to retain financial flexibility in light of the COVID-19 pandemic. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Overview, Response to COVID-19 section and Note 15 - Debt to the Condensed Consolidated Financial Statements for further discussion

On October 27, 2020, we notified the holders of our 2021 Notes that we will redeem the remaining $83.3 million aggregate principal outstanding on December 4, 2020. The redemption price will be based on the terms of the notes and related indenture and will include a premium along with unpaid interest to the redemption date. We plan to use available cash to fund the redemption.

LIQUIDITY

During the nine months of 2020, we executed various debt transactions that reduced our near-term maturities and extended our debt maturity profile. Refer to Note 15 – Debt to the Condensed Consolidated Financial Statements for further discussion.

Cash and cash equivalents of $414.8 million as of September 30, 2020 included $164.1 million in the U.S. and $250.7 million at international locations. As a result of the Tax Act, we have opportunities to repatriate foreign cash, primarily generated from current year earnings, in a tax efficient manner. The previously taxed earnings from the transition tax and annual GILTI inclusion, as well as certain foreign earnings that receive a one hundred percent dividends received deduction may be repatriated with minimal additional tax consequences. As such, we are no longer permanently reinvested on certain foreign earnings yet remain permanently reinvested on all other foreign earnings and other outside basis differences. We record foreign withholding tax liabilities related to the certain foreign earnings for repatriation. We have recognized deferred tax liabilities of $6.7 million as of September 30, 2020 related to local taxes on certain foreign earnings which are not considered to be permanently reinvested.

Included in Cash and cash equivalents at September 30, 2020 were $8.8 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid.

The current availability under the ABL Credit Facility as of September 30, 2020 is shown in the table below:

September 30, 2020
Availability	(in millions)
ABL Credit Facility	$800.0
Availability reduction due to available borrowing base	203.1
$596.9
Usage
Borrowings under the ABL Credit Facility	$410.0
Outstanding letters of credit	59.1
$469.1

Current availability at September 30, 2020	$127.8
Cash and cash equivalents	414.8
Total available liquidity (a)	$542.6
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

The failure of a financial institution supporting the ABL Credit Facility would reduce the size of our committed facility unless a replacement institution was added. Currently, the ABL Credit Facility is supported by eight U.S. financial institutions.

Dispositions

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of September 30, 2020, we have received deposits in accordance with the terms of the agreement of approximately $122.3 million. These deposits are recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The buyer continues to work to obtain the necessary approvals from the government regarding their plans to redevelop the site. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate, and we expect the transaction to close in 2022 after closing conditions are satisfied and government approvals are obtained. Our contract with the buyer requires them to pay the final installment in 2022 even if the government’s approval is further delayed.  If the buyer fails to comply with terms of the agreement or terminates for any reason, we are entitled to retain 30% of the purchase price as liquidated damages. As of September 30, 2020, the carrying cost of the building and land use rights is recorded in Other noncurrent assets and is not material.

Dividends

During the nine months ended September 30, 2020, we paid cash dividends of $2.1 million. On April 6, 2020, the Board of Directors of the Company made a decision to suspend all dividends payments as part of the Company’s response to the COVID-19 pandemic. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Overview, Response to COVID-19 Section for further discussion.

MANAGEMENT OF MARKET RISK

We are exposed to interest rate risk on our variable debt and price risk on our fixed-rate debt. Including the effect of the floating-to-fixed interest rate swaps (see Note 16, Derivatives, to the Consolidated Financial Statements), approximately 73.2% of our outstanding debt was comprised of fixed-rate debt as of September 30, 2020.

We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2020 and December 31, 2019 by approximately $36.2 million and $25.8 million, respectively.

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. As of September 30, 2020 and December 31, 2019, the aggregate notional amount of outstanding foreign currency contracts was approximately $274.4 million and $179.9 million, respectively (see Note 16, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains from these foreign currency contracts were $4.6 million at September 30, 2020 and $0.8 million at December 31, 2019. We do not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation, see Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

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

The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the severity and length of the economic downturn due to COVID-19, which could have the effect of heightening many of the risks described below and in our Form 10-K for the year ended December 31, 2019
•	demand for our products and services, including fluctuating orders specifically related to COVID-19;
•	adverse changes in global economic conditions and the resulting effect on the businesses of our clients;
•	changes in customer preferences or a failure to otherwise manage relationships with our significant clients;
•	loss of brand reputation and decreases in quality of client support and service offerings;
•	political and regulatory risks and uncertainty in the countries in which we operate or sell our products and services;

•	taxation related risks in multiple jurisdictions;
•	adverse credit market conditions and other issues that may affect our ability to obtain future financing on favorable terms;
•	limitations on our borrowing capacity in our credit facilities;
•	increases in interest rates;
•	our ability to make payments on, reduce or extinguish any of our material indebtedness;
•	impairment of assets as a result of a decline in our individual reporting units’ expected profitability;
•	changes in the availability or costs of key materials (such as ink, paper and fuel) or increases in shipping costs;
•	our ability to improve operating efficiency rapidly enough to meet market conditions;
•	impairment of assets as a result of a decline in our individual reporting units’ expected profitability;
•

our ability and/or our vendors’ ability to implement and maintain information technology and security measures sufficient to protect against breaches and data leakage or the failure to properly use and protect customer, Company and employee information and data, particularly in light of the increased prevalence of remote working arrangements during COVID-19

•	a failure in or breach of data held in the computer systems we and our vendors maintain;
•	increased pricing pressure as a result of the competitive environment in which we operate;
•	successful negotiation, execution and integration of acquisitions and successful negotiation and execution of dispositions;
•	our ability to execute on our portfolio optimization strategies, including potential sales of non-core assets;
•	increasing health care and benefits costs for employees and retirees;
•	changes in our pension and OPEB obligations;
•	adverse trends or events in our operations outside of the United States;
•	the effect of inflation, changes in currency exchange rates and changes in interest rates;
•	catastrophic events which may damage our facilities or otherwise disrupt the business;
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
•

potential contingent obligations related to leases, multiemployer pension plan liabilities, environmental liabilities, deferred compensation and supplemental pension plans, and other liabilities associated with the bankruptcy of LSC.

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2020 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2020 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to ensure they remain effective.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation, see Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There is no material change in the information reported under "Part 1 -Items 1A Risk Factors" contained in our annual Report on Form 10-K for the fiscal year ended December 31, 2019 with the exception of the following:

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, during and subsequent to the first quarter of 2020, COVID-19 continued to spread across the globe at an increasing rate including a significant outbreak in the U.S. The outbreak in the U.S and most other countries forced governments to close non-essential businesses and substantially restrict the lives of most people. Measures taken by various governmental authorities, including the U.S government, to limit the spread of this virus has created tremendous business challenges for us and for other companies around the world, including many of our clients and suppliers. We have taken a number of proactive measures to manage through the impact of the growing pandemic.  The extent to which the coronavirus continues to impact our operations and the operations of our suppliers and our customers will depend on future developments, which continue to be highly uncertain at this time, including the duration of the outbreak, the degree and ultimate success of government intervention in stabilizing economies around the world, and other actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 and ongoing governmental efforts to contain the pandemic has significantly impacted the global economy, resulting in decreased demand for some of our products and services. While the Company continues to implement measures to mitigate the effects of COVID-19, this decreased demand has adversely affected our business, operating results, financial condition and cash flows and we expect such adverse impacts to continue for the foreseeable future. Depending on the severity and duration of the global economic decline, revenue declines from decreased client demand could materially adversely affect our business, operating results, financial condition and cash flows. Additionally, declining operating results and cash flows may also cause impairments of tangible and intangible assets and an increase in allowance for doubtful accounts as a result of our inability to collect customer accounts receivable balances.

Contingent Liabilities

Subsequent to the spinoff of LSC Communications, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”), we may be contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Under various agreements executed at the time of the spinoff, LSC and Donnelley Financial agreed to fully indemnify us in the event that we would be required to make a payment on their behalf; however, there can be no assurance that the indemnities from LSC and Donnelley Financial will be sufficient to satisfy the full amount of any such contingent obligations. Our exposure to these potential contingent liabilities will decrease over time as LSC and Donnelley Financial pay monthly lease obligations and as the leases expire. As of September 30, 2020, these potential contingent obligations were approximately $58.7 million and $3.4 million for LSC and Donnelley Financial, respectively. On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, we may be liable for portions of liabilities where we share joint and several liability with LSC and other members of the control group including LSC’s frozen multiemployer pension plan (“MEPP”) liabilities and certain environmental liabilities.

We believe that the total undiscounted MEPP obligations for which LSC is responsible is approximately $100.0 million and is payable over an average 13-year period. The amount of our ultimate liability related to LSC's MEPP obligations is contingent upon whether LSC or a successor company will be required to make full or partial required contributions to their MEPPs as determined by the bankruptcy court, as well as the outcome of our negotiations with Donnelley Financial concerning how the obligations would be apportioned between us and Donnelley Financial. As part of its offer to purchase certain assets and assume certain liabilities of LSC, the Buyer is not expected to assume LSC’s MEPP liabilities. During the third quarter, we commenced negotiations with Donnelley Financial related to how the MEPP liabilities would be apportioned between the two parties, and agreed to enter into mediation, and then arbitration if an agreement is not reached though the mediation process. During the third quarter of 2020, we recorded a contingent liability of approximately $34.5 million representing our current estimate of the payments we believe we will be required to make with respect to LSC’s MEPP liabilities. This amount however could be adjusted in the future based on the final allocation as a result of the mediation process or arbitration. We will be required to make annual payments through 2034.

In addition to the aforementioned contingent obligations, we may be contingently liable for other claims arising out of the LSC bankruptcy. In October 2020, we received a demand notice from a law firm representing more than 30 individuals whose accrued supplemental non-qualified pension benefits were transferred to LSC at the time of the spin. The law firm is asserting that these accrued supplemental non-qualified pension benefits were incorrectly or not appropriately transferred to LSC at the time of the spin, and as a result we remain responsible to pay the remaining accrued vested benefits under the plan. We may also be contingently liable for other liabilities that were assumed or assigned to LSC at the time of the spin, and other general unsecured or secured creditors of LSC may make a claim against us. We intend to vigorously defend ourselves against all claims, and at this time cannot estimate the amount, if any, we would be required to pay. However, if we are required to make payments in connection with these contingent liabilities, it may adversely affect our results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities during the three months ended September 30, 2020.

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

Date: October 28, 2020