Form 10-K
period 2020-12-31
RR Donnelley & Sons Co
filed 2021-02-24
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of registrant’s common stock held by non-affiliates based on the sale price of the common stock on June 30, 2020 was $83,593,579.

As of February 22, 2021, 71,411,564 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 20, 2021 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Company Overview

R. R. Donnelley & Sons Company (“RRD,” the “Company,” “we,” “us,” and “our”), a Delaware corporation, is a leading global provider of multichannel business communications services and marketing solutions. We assist clients in developing and executing multichannel communication strategies that engage audiences, reduce costs, drive revenues and enhance compliance. Our innovative content management offering, production platform, supply chain management, outsourcing capabilities and customized consultative expertise assists our clients in the delivery of integrated messages across multiple media to highly targeted audiences at optimal times to their customers in virtually every private and public sector. We have strategically located operations that provide local service and responsiveness while leveraging the economic, geographic and technological advantages of a global organization.

In 2020, to focus on our core product and service offerings, we completed our plan to exit our Logistics Business. This business included Print Logistics, which was disposed of on July 2, 2018; Courier Logistics, which was disposed of on March 2, 2020; DLS Worldwide, which was disposed of November 2, 2020; and International Logistics which was disposed of on November 3, 2020. These businesses were included in the Business Services segment and primarily provided logistics services to a broad range of clients in the United States and globally. The financial results of these businesses have been excluded from continuing operations and segment results for all periods presented unless otherwise noted. Refer to Note 2 –Discontinued Operations to our Consolidated Financial Statements for additional information.

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
•

Expanding Print and Digital Technology Platforms: We intend to continue expanding our print and digital technology platforms with innovative content management, data analytics, and multichannel capabilities for targeted markets.

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

Business Services

Our Business Services segment provides customized solutions at scale to help clients inform, service and transact with their customers. The segment’s primary product and service offerings include commercial print, packaging, statement printing, labels, supply chain management, forms and business process outsourcing. This segment includes all of our operations in Asia, Canada, Europe and Latin America. In 2020, our Business Services segment accounted for 77.3% of our consolidated net sales.

Commercial Print

We provide various commercial printing products and offer a full range of branded materials including manuals, publications, brochures, business cards, flyers, post cards, posters and promotional items. Commercial print accounted for 36.8% of our Business Services segment’s net sales for the fiscal year ended December 31, 2020.

Packaging

We provide packaging solutions, ranging from rigid boxes to in-box print materials, for clients in consumer electronics, life sciences, cosmetics and consumer packaged goods industries. Packaging accounted for 18.7% of our Business Services segment’s net sales for the fiscal year ended December 31, 2020.

Labels

We produce custom labels for clients across multiple industries including warehouse and distribution, retail, pharmaceutical, manufacturing and consumer packaging. We offer distribution and shipping labels, healthcare and durable goods labels, promotional labels and consumer product goods packaging labels. Labels accounted for 13.5% of our Business Services segment’s net sales for the fiscal year ended December 31, 2020.

Statements

We create critical business communications, including customer billings, financial statements, healthcare communications and insurance documents. Our capabilities include design and composition, variable imaging, email, archival and digital mail interaction, as well as our innovative RRDigital solution set. Statements accounted for 12.0% of our Business Services segment’s net sales for the fiscal year ended December 31, 2020.

Supply Chain Management

We provide workflow design to assembly, configuration, kitting and fulfillment for clients in life sciences and healthcare, consumer electronics, telecommunications, cosmetics, education and industrial industries. During 2020, we experienced a significant increase in demand for our kitting services driven by COVID-19-related orders. Supply chain management accounted for 9.0% of our Business Services segment’s net sales for the fiscal year ended December 31, 2020.

Forms

We produce a variety of forms including invoices, order forms and other business forms that support both the private and public sectors for clients in financial, government, retail, healthcare and business services industries. Forms accounted for 5.5% of our Business Services segment’s net sales for the fiscal year ended December 31, 2020.

Business Process Outsourcing

We provide outsourcing services including creative services, research and analytics, financial management and other services for legal providers, insurance, telecommunications, utilities, retail and financial services companies. Business process outsourcing accounted for 4.5% of our Business Services segment’s net sales for the fiscal year ended December 31, 2020.

Marketing Solutions

Our Marketing Solutions segment leverages an integrated portfolio of data analytics, creative services and multichannel execution to deliver comprehensive, end-to-end solutions. The segment’s primary product and service offerings include direct marketing, in-store marketing, digital print, kitting, fulfillment, digital and creative solutions and list services. In 2020, our Marketing Solutions segment accounted for 22.7% of our consolidated net sales.

Direct Marketing

We provide audience segmentation, creative development, program testing, print production, postal optimization and performance analytics for large-scale personalized direct mail programs. Direct marketing accounted for 51.4% of our Marketing Solutions segment’s net sales for the fiscal year ended December 31, 2020.

Digital Print and Fulfillment

Using digital and offset production capabilities, we provide in-store marketing materials, including signage and point-of-purchase materials, as well as custom marketing kits that require multiple types of marketing collateral. Under the trade name MotifTM, we also create custom photobooks. Digital print and fulfillment accounted for 39.4% of our Marketing Solutions segment’s net sales for the fiscal year ended December 31, 2020.

Digital and Creative Solutions

We help clients manage their customer data in order to better understand their customers and guide more effective marketing communications efforts. In addition, we create, edit and manage content for delivery across multiple marketing communications channels including print and digital advertising, direct marketing and mail, packaging, sales collateral, in-store marketing and social media. Digital and creative solutions accounted for 9.2% of our Marketing Solutions segment’s net sales for the year ended December 31, 2020.

Corporate

Our Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and last-in-first-out inventory provisions. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefits (“OPEB”) plan expense (income) and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages our cash pooling structures, which enables participating international locations to draw on our international cash resources to meet local liquidity needs.

Business Dispositions

During 2020, we completed our plan to exit our Logistics Business. The business included Print Logistics, which was disposed of on July 2, 2018; Courier Logistics, which was disposed of on March 2, 2020; DLS Worldwide, which was disposed of on November 2, 2020; and International Logistics which was disposed of on November 3, 2020. These businesses were included in the Business Services segment and primarily provided logistics services to a broad range of clients in the United States and globally.

On October 25, 2019, we completed the sale of substantially all of the Global Document Solutions (“GDS”) business within the Business Services segment. GDS primarily provided statements and print management services in Europe. Additionally, during the year ended December 31, 2019, we sold the R&D business and our subsidiary, RR Donnelley Editora e Grafica Ltda. (“RRD Brazil”), filed for bankruptcy liquidation in bankruptcy court in Brazil. The operations of these three businesses were included in the Business Services segment.

Markets

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

We believe that, across our range of products and services, competition is based primarily on quality and the ability to service the special needs of clients at a competitive price. Therefore, we believe we need to continue to differentiate our product and service offerings and aggressively manage our cost structure to remain competitive. Our business is differentiated by the wide array of quality communications products and services, including print and content management, we provide for our clients. We work with our clients to create, manage, deliver and optimize their multichannel communications strategies by providing innovative solutions to meet increasing customer demands in light of the large and evolving marketplace. We also continue to develop our creative and design, content management, digital and print production, supply chain management and distribution services to address our clients’ evolving needs while supporting the strategic objective of becoming a leading global provider of integrated communication products and services.

Refer to Part 1 Item 1A “Risk Factors” and Part 11 Item 7 ‑Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the impact of COVID-19 on our business.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets we serve. As such, we have some seasonality in our business, mostly in the second half of the year, despite the breadth of our product and service offerings.

Resources

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

We continue to monitor the impact of changes in the price of crude oil and other energy costs, which impact our ink suppliers and manufacturing costs. Crude oil, energy prices and market cost of transportation continue to be volatile. We generally cannot pass on to clients the impact of higher energy prices on our manufacturing costs. We cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or client demand or the related impact either will have on our consolidated annual results of operations, financial position or cash flows.

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

On November 18, 2020, the PRC approved a USPS filing for a CPI based average price increase of 1.5% on average for the high volume mail classes, which become effective January 24, 2021.

Additionally, as required on the 10-year anniversary of PAEA, the PRC initiated a comprehensive review of PAEA on December 20, 2016, to determine if the current system for regulating rates and classes for market-dominant products is still achieving the original objectives of the law. Accordingly, the PRC concluded that the current system was not meeting all of PAEA’s original objectives and after careful consideration of mailing industry stakeholder input, issued its final order on November 30, 2020. The final PRC order provides the USPS with additional discretionary rate-making authority, above CPI, estimated at 5.5%, that could be partially divided and used during 2021 and/or 2022.

While we do not directly absorb the impact of higher postal rates on our clients’ mailings, demand for products distributed through the U.S. or foreign postal services has been negatively impacted by increases in postal rates, as postal costs are a significant component of many clients’ cost structures.

Clients

We have approximately 30,000 clients worldwide, including 94% of the Fortune 100, 82% of the Fortune 500 and 71% of the Fortune 1000. Our products and services enable some of the world’s largest companies to create, manage and deliver comprehensive and cost-effective multi-channel communications around the world. For each of the years ended December 31, 2020, 2019 and 2018, no single client accounted for 10% or more of consolidated net sales.

Cybersecurity

Our cybersecurity program is designed for needs and expectations of our clients who entrust us with highly sensitive information. Furthermore, our healthcare and insurance printing businesses are subject to industry-specific data regulations, including the Health Care Insurance Portability and Accountability Act of 1996, which could subject us and our clients to liability should sensitive customer or patient information be publicly disclosed. Our infrastructure and technology, highly-trained global workforce and comprehensive security and compliance program enable us to safely process, store and protect customer information in compliance with relevant regulations.

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

Government Regulations

It is our policy to conduct our global operations in accordance with all applicable laws, regulations and other requirements. It is not possible to quantify with certainty the impact of potential failures regarding our compliance with these laws and regulations, including environmental matters and resulting remediation and other compliance efforts that we may undertake in the future. However, in our opinion, compliance with present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on our consolidated annual results of operations, financial position or cash flows.

Human Capital

RRD’s approximately 33,000 employees worldwide represent our most important asset.  We are committed to prioritizing a diverse, equitable and inclusive workplace which allows us to attract and, importantly, retain high quality talent.  Our laser focus on the health and safety of our employees helps us to maintain our qualified workforce and develop leaders for the future.

Diversity, Equity and Inclusion

We are committed to diversity, equity and inclusion from the membership of the Board of Directors through all layers of our employee ranks.  Women represent 50% of our independent directors on the Board of Directors and 25% of our executive leadership team. Our priorities, and the signing of the Parity Pledge in 2017 reflect our commitment to increasing the percentage of women in leadership roles across our company.

We are also focused on representation by historically underrepresented groups including, racial minorities and LGBTQ employees in our U.S. businesses.  We are committed to diversifying our workforce and increasing representation of all underrepresented groups in our Board and leadership teams.

In 2020, we launched a new committee, the purpose of which is to focus on and formalize diversity, equity and inclusion initiatives for the Company, communicate broadly, and ensure that every employee feels respected and appreciated and can contribute to their fullest potential.

To ensure its continued focus on diversity, equity and inclusion, executive team members are expected to consider at least one woman and one racial/ethnic minority in hiring for open positions on their teams.  The Board receives ongoing updates on these priorities as well as on the hiring by the executive leadership team.

Pay Equity

We are committed to paying employees equally for like work, at like levels, in like geographical areas, with similar years of experience, regardless of an employee’s gender, race, ethnicity, sexual orientation, or other personal characteristics.  We have reviewed a variety of positions to ensure pay equity and made adjustments where needed. We regularly review our compensation process and, at this time, we have not identified any specific, significant systemic issues in our compensation process.

Employee Engagement

In 2020, we were diligent in surveying our employees throughout the impact of COVID-19 to ensure that employees understood what resources were available to them, how to request assistance (including through our Employee Assistance Program), and how to navigate novel work environments in an unprecedented year. On the whole, the organization pivoted efficiently and without significant issues.  Within our manufacturing facilities, our employees were deemed essential nearly across the globe, which kept our employees working throughout the pandemic.  As such, when COVID-19 hit our facilities in the U.S. and abroad, we immediately implemented rigorous cleaning procedures, mandated the wearing of masks, and required physical distancing where possible. If an employee disclosed a positive COVID-19 test, we deep cleaned areas the employee had visited and engaged in contact tracing.

Because of our successful performance and the extraordinary engagement of our essential employees, in December 2020, we were able to pay a year-end bonus to employees not otherwise eligible for a bonus. This employee group included full-time hourly workers, managers, supervisors, facility workers and other non-sales employees who are not eligible for the annual incentive plan or commissions that are available to certain managers, directors, vice presidents and other executives.

We also maintain a robust open door process to capture, investigate and timely respond to employee concerns.  Throughout 2020, we listened carefully as employees raised new issues during these unprecedented times and responded with due speed.

Finally, we provided our workforce with engagement opportunities through our Global Women’s Business Resource Group, inclusion councils, and dialogues hosted by our diversity, equity and inclusion leadership team.

Training and Development

A critical component of our investment in our employees is the provision of virtual and self-directed learning and development.  This training covers topics from sexual harassment prevention, ADA awareness, IT security and a wide variety of anti-corruption and compliance programs.  In 2020, 99.9% of employees completed their required training.

In addition to compliance related training, we also offer leadership and job skills training in order to continue to grow and develop our diverse workforce.

Health and Safety

As a manufacturing company, operations in our facilities continue to represent our greatest safety and health risks for our employees.  Managing and mitigating risks at our facilities is the top priority for the executive team and every employee around the world.  Safety has routinely been a part of our performance metrics for leadership in our facilities and one indicator of success in this area is our recordable case rate, for which we have maintained at the lowest level since becoming a stand-alone company in 2016.

The COVID-19 pandemic significantly affected the business community and our Company in 2020. We established a COVID-19 Task Force of leaders from facility operations, EHS, human resources, legal, finance and other business leaders.  The Task Force has monitored guidance of the CDC and WHO on management of viral spread, implemented policies and procedures consistent with CDC and WHO guidance to ensure the health and safety of our employees, investigated and monitored cases of the virus within the Company, and implemented extraordinary cleaning efforts if exposure concerns arose.  The proactive measures taken helped minimize viral spread within our employee population throughout 2020.

Available Information

We maintain an Internet website at www.rrd.com where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Reports, proxy and information statements and other information that is filed electronically with the SEC are also available on our website the SEC’s website at www.sec.gov.

The Principles of Corporate Governance of our Board of Directors, the Charters of the Audit, Human Resources and Corporate Responsibility & Governance Committees of the Board of Directors and our Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.rrd.com, and will be provided, free of charge, to any stockholder who requests a copy. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not incorporated by reference into this Annual Report on Form 10-K.

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

The following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	adverse changes in global economic conditions and the resulting effect on the businesses of our clients, including changes related to COVID-19;
•	demand for our products and services, including fluctuating orders specifically related to COVID-19;
•	adverse changes in global economic conditions and the resulting effect on the businesses of our clients;
•	changes in customer preferences or a failure to otherwise manage relationships with our significant clients;

•	loss of brand reputation and decreases in quality of client support and service offerings;
•	political and regulatory risks and uncertainty in the countries in which we operate or sell our products and services;
•	taxation related risks in multiple jurisdictions;
•	adverse credit market conditions and other issues that may affect our ability to obtain future financing on favorable terms;
•	limitations on our borrowing capacity in our credit facilities;
•	increases in interest rates;
•	our ability to make payments on, reduce or extinguish any of our material indebtedness;
•

changes in the availability or costs of key materials (such as ink, and paper) or increases in shipping costs; additionally, shipping quotas imposed by major carriers such as Fedex and UPS may impact our cost of shipping and our ability to timely fulfil orders.

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

•	failures or errors in our products and services;
•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats, and our ability to adapt to these changes;
•	inability to hire and retain a skilled and diverse workforce;
•	potential contingent obligations related to leases, multiemployer pension plan liabilities, environmental liabilities, and other liabilities associated with the bankruptcy of LSC;
•	the spinoffs resulting in significant tax liability; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Market, economic, and industry related risks

Global market and economic conditions, which have been significantly affected by the COVID-19 pandemic, as well as the effects of these conditions on our clients’ businesses, may adversely affect us.

In general, demand for our products and services is highly correlated with general economic conditions. Because a significant part of our business relies on our clients’ advertising spending, which is driven in part by economic conditions and customer spending, a prolonged downturn in the global economy and an uncertain economic outlook may further reduce the demand for printing and related services that we provide to these clients. Delays or reductions in clients’ spending could have an adverse effect on demand for our products and services which may adversely affect our results of operations, financial position and cash flows. Economic weakness and constrained advertising spending may result in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. In addition, client difficulties may result in increases in bad debt write-offs and allowances for credit losses. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments.

As the COVID-19 pandemic spread across the globe during 2020, it strained the global economy which resulted in decreased demand for certain of our products and services, and created tremendous business challenges for us and many of our clients and suppliers. We have taken a number of proactive measures to manage through the impact of the growing pandemic. The extent to which the pandemic continues to impact our operations and the operations of our suppliers and our clients will depend on future developments, which remain uncertain at this time, including the duration of the pandemic, the development and distribution of effective treatments and vaccines, and the degree and ultimate success of government intervention in stabilizing economies around the world. While we continue to identify and capitalize on pandemic-related opportunities, including producing pandemic-related orders, and we continue to implement cost-cutting measures to mitigate the effects of the pandemic, the decreased demand has adversely affected our business, operating results, financial condition and cash flows. Depending on the severity and duration of the global economic decline, revenue declines from decreased client demand has and could continue to materially adversely affect our business, operating results, financial condition and cash flows. Additionally, declining operating results and cash flows may also cause impairments of tangible and intangible assets and an increase in allowance for credit losses as a result of our inability to collect customer accounts receivable balances.

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

Technological developments and changing demands of clients may require additional investment in new equipment and technologies. We monitor changes in our clients’ markets and develop new solutions to meet clients’ needs. The development of such solutions may be costly and there is no assurance that these solutions will be accepted by our clients. If we are unable to adapt to technological changes on a timely basis or at an acceptable cost, clients’ demand for our products and services may be adversely affected.

In addition, electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Customers continue to accept electronic substitution in statement printing and forms while online and digital advertising is impacting clients’ printed advertising spend. The extent to which customers will continue to accept electronic delivery is uncertain and it is difficult to predict future acceptance of these alternatives. Electronic delivery has adversely affected our products, such as forms and statement printing. To the extent that our clients and our client’s customers and regulators continue to accept these alternatives, demand for our products and services may be further adversely affected.

During 2020, our five largest clients accounted for 12.8% of our net sales in the aggregate. There can be no assurance that our clients will continue to purchase our products in the same mix or quantities or on the same terms as in the past. The loss of or disruptions related to significant clients may result in a reduction in sales or change in the mix of products we sell to significant clients. This may adversely affect our results of operations, financial condition and cash flows.

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

We believe that selectively pursuing acquisitions is an important strategy for us. If our competitors are able to successfully combine with one another or otherwise consolidate, the competitive landscape would be significantly altered. Such consolidation may create stronger competitors with greater financial resources and broader manufacturing and distribution capabilities than our own, and, if we are not successful with our own efforts to consolidate or adapt effectively to increased competition, the resulting increase in competitive pressures may adversely affect our results of operations, financial position and cash flows.

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

Debt and liquidity risks

Adverse financial market conditions, our operating performance and our creditworthiness may limit our ability to obtain future financing and the cost of any such capital may be higher than in past periods.

We have a substantial amount of outstanding debt which could adversely affect our business, results of operations, financial condition and cash flows. Uncertainty and volatility in global financial markets, including from impacts of the COVID-19 pandemic, may cause financial institutions to fail, lenders to reduce lending or investors to reinvest in assets that are considered less risky. The failure of a financial institution that is a lender under our existing senior secured asset-based revolving credit facility (the “ABL Credit Facility”) would reduce its size unless another financial institution was willing to replace such commitments. Future capital markets transactions are dependent on our financial performance as well as market conditions, which may result in receiving financing on terms less favorable to us than our existing financings. In addition, our access to future financing and our ability to refinance existing debt will depend on a variety of factors such as our financial performance, the general availability of credit, our credit ratings and credit capacity at the time we pursue such financing.

Our current corporate credit ratings are below investment grade and, as a result, our financing costs may further increase and our ability to obtain financing may be limited. If adequate capital is not available to us on reasonable terms and our internal sources of liquidity prove to be insufficient, or if future financings require more restrictive covenants, such a combination of events could adversely affect our ability to (i) acquire new businesses or enter new markets, (ii) service or refinance our existing debt, (iii) pay dividends on common stock, (iv) make necessary capital investments, and (v) make other expenditures necessary for the ongoing conduct of our business.

Our ABL Credit Agreement limits our borrowing capacity to the value of certain of our U.S. assets. In addition, our obligations under our ABL Credit Agreement and Term Loan Credit Agreement are secured by substantially all of the assets of the Company and our material domestic subsidiaries and lenders may exercise remedies against the collateral if an event of default occurs.

Our borrowing capacity under our ABL Credit Agreement is equal to the lesser of (i) $800.0 million and (ii) a borrowing base formula based on the amount of U.S. accounts receivable, inventory, machinery, equipment and, if we were to so elect in the future, subject to the satisfaction of certain conditions, fee-owned real estate of the Company and our material domestic subsidiaries that are guarantors under the ABL Credit Agreement, subject to certain eligibility criteria and advance rates (collectively, the “Borrowing Base”). In the event of any material decrease in the amount of or appraised value of the assets in the Borrowing Base, our borrowing capacity would similarly decrease, which could adversely affect our business and liquidity.

If an event of a default occurs under our ABL Credit Agreement or our credit agreement for the $550 million senior secured Term Loan B (the “Term Loan Credit Agreement”), (collectively, the “Credit Agreements”), the lenders’ commitment to extend further credit under our ABL Credit Agreement could be terminated, our outstanding obligations under either or both of the Credit Agreements could become immediately due and payable, outstanding letters of credit issued under our ABL Credit Agreement may be required to be cash collateralized, and remedies may be exercised against the collateral securing either or both of the Credit Agreements. If we are unable to borrow under our ABL Credit Agreement, we may not have the necessary cash resources to fund our operations or to meet scheduled repayments of other outstanding indebtedness and, if any event of default occurs under either Credit Agreement, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit issued under the ABL Credit Agreement, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

In July 2017 the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration (IBA), which compiles and oversees LIBOR, announced a consultation on its intention to cease publication of one-week and two-month LIBOR at the end of 2021 and to continue publishing other LIBOR tenors until June 2023. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR or whether LIBOR will continue to be published by the IBA after these dates based on these submissions or on any other basis. It is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates, but the potential phase out of LIBOR could cause market volatility or disruption, which could adversely affect our current or future floating rate debt obligations, including obligations under our ABL Credit Agreement and Term Loan Agreement, our current or future derivative financial instruments that utilize LIBOR, and our overall cost of funding.

We may not be able to reduce or extinguish our material indebtedness, and as a result we may have increased financial leverage, which may adversely affect our business.

We have substantial indebtedness and our interest and principal payments are significant. In addition, our Term Loan Credit Agreement requires us to make quarterly principal payments and to make prepayments with excess cash flow and asset sale proceeds in certain circumstances. If we are unable to reduce this indebtedness, we may continue to have increased financial leverage, which may limit or restrict our ability to operate our business. In addition, our ability to make payments on, repay or refinance, such debt, will depend largely upon our future operating performance.

Spinoff Risks

We may be contingently liable for certain liabilities related to the spin-off of LSC and DFIN

Subsequent to the spinoff of LSC and Donnelley Financial, we may be contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Our exposure to these potential contingent liabilities decreases over time as LSC and successor lessees and Donnelley Financial pay monthly lease obligations and as the leases expire. As of December 31, 2020, these potential contingent lease obligations were $49.4 million and $2.8 million for LSC and Donnelley Financial, respectively.

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. LSC was subsequently acquired by a third party buyer (“the Buyer”). The Buyer assumed the majority of LSC’s existing leases. We will continue to be contingently liable for these leases until their termination or renewal. We believe our future lease obligations for leases which were not assumed by the Buyer are approximately $3.0 million.

We may be also liable for liabilities where we share joint and several liability with LSC and other members of the control group including LSC’s frozen multiemployer pension plan (“MEPP”) liabilities and certain environmental liabilities. We believe that the total undiscounted MEPP obligations for which LSC is responsible is approximately $100.0 million and is payable over an average 13-year period. The amount of our ultimate liability related to LSC's MEPP obligations is contingent upon the outcome of our negotiations with Donnelley Financial concerning how the obligations would be apportioned between us and Donnelley Financial. During the third quarter of 2020, we commenced negotiations with Donnelley Financial related to how the MEPP liabilities would be apportioned between the two parties, and agreed to enter into mediation, and then arbitration if an agreement is not reached though the mediation process. During 2020, we recorded a contingent liability of $37.1 million representing our estimate of the aggregate payments we believe we will be required to make with respect to LSC’s MEPP liabilities. This amount however could be adjusted in the future based on the final allocation as a result of the mediation process or arbitration. Payments to settle this liability are scheduled to be completed by 2034. Actual payments for these contingent liabilities may be greater than the amounts recorded and may adversely affect our results of operations, financial condition or cash flows.

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

Regulatory and taxation risks

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

Operational risks

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

Human capital risks

We may be unable to hire and retain talented employees, including management.

Our success depends, in part, on our general ability to attract, develop, motivate and retain highly skilled and diverse workforce. The loss of a significant number of our employees or the inability to attract, hire, develop, train and retain skilled personnel, particularly during strong economic periods, may have an adverse effect on us. Various locations may encounter competition with other manufacturers for skilled labor. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices than we offer. In addition, many members of our management team have significant industry experience that is valuable to our competitors. We enter into non-solicitation and, as appropriate, non-competition agreements with certain of our executive officers, prohibiting them contractually from soliciting our clients and employees and from leaving and joining a competitor within a specified period. Our inability to hire and retain talented employees or the loss of senior members of our senior management team may result in challenges or temporary difficulty in managing our business, which may adversely affect our results of operations, financial condition or cash flows.

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

The funded status of our pension and OPEB plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which may partially mitigate or worsen the effects of lower asset returns. If adverse market conditions were to continue for an extended period of time, our costs and required cash contributions associated with pension and OPEB plans may substantially increase in future periods, adversely impacting our financial condition

Information technology risks

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

Maintaining the confidentiality, integrity and availability of our systems, software and solutions is an issue of critical importance for us and our clients and users who rely on us to protect the confidentiality of certain information they provide us, particularly as a significant number of our employees continue to work from home during the COVID-19 pandemic. Many of our clients’ industries are highly regulated and have established standards and requirements for safeguarding the confidentiality, integrity and availability of information relating to their businesses and customers. Confidential and sensitive information stored in our systems are susceptible to cybercrime, or threats of intentional disruption, which are increasing in terms of sophistication and frequency. Disclosure of the information maintained on our systems due to human error, breach of our systems through hacking or cybercrime, a leak of confidential information due to employee misconduct or other such events may damage our reputation, subject us to regulatory enforcement action and cause significant reputational harm for our clients, all of which may materially affect our results of operations, financial condition and cash flows. In addition, as security threats continue to evolve and increase in terms of sophistication, we may invest additional resources in the security of our systems. The level of investment could also adversely affect our results of operations, financial condition and cash flows.

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

Risks to operating in foreign countries

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

These factors, individually or in combination, may impair our ability to effectively deliver our products and services, result in unexpected expenses, or cause an unexpected decline in the demand for our products in certain countries or regions. Specifically with respect to our operations in China, our financial performance may be adversely impacted as a result of the following risks, among others, regulation of foreign investment and business activities by the Chinese government, including scrutiny of foreign companies, may limit our ability to expand our business in China; uncertainties with respect to the legal system in China may limit the legal protections available to us in China; government restrictions on the remittance of currency out of China may limit the ability of any subsidiary we may establish in China to pay dividends and make other distributions to us; unfavorable results of ongoing trade negotiations between the U.S. and China, including potential unfavorable taxes and tariffs may limit our operations in China or make them more costly.

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

Distribution related risks

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

On November 18, 2020 the PRC approved a USPS filing for a CPI based average price increase of 1.5% on average for the Market Dominant mail classes, which is scheduled to become effective January 24, 2021.

Additionally, as required on the 10-year anniversary of PAEA, the PRC initiated a comprehensive review of PAEA on December 20, 2016, to determine if the current system for regulating rates and classes for market-dominant products is still achieving the original objectives of the law. Accordingly, the PRC concluded that the current system was not meeting all of PAEA’s original objectives and after careful consideration of mailing industry stakeholder input, issued its final order on November 30, 2020. The final PRC order provides the USPS with additional discretionary rate-making authority, above CPI, estimated at 5.5%, that could be partially divided and used during 2021 and/or 2022.

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

In addition, the onset of COVID-19 and the resulting rapid increase in eCommerce, especially residential delivery, caused significant increases in demand for both small parcel and trucking transportation services across all markets. Capacity and service challenges for the USPS and all other carriers, created an operating environment that included transit delays, suspension of guaranteed services, peak season surcharges, increased spot rates and allocated or restricted shipping. We expect high demand will continue to be a challenge to transportation providers throughout 2021. Increased cost and order fulfillment limitations may have an adverse effect on our results of operations, financial condition and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved written comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Our corporate office is located in leased office space in Chicago, Illinois. As of December 31, 2020, we leased or owned 136 U.S. facilities, some of which had multiple buildings and warehouses, and these U.S. facilities encompassed approximately 13.5 million square feet. We leased or owned 63 international facilities, some of which had multiple buildings and warehouses, encompassing approximately 6.0 million square feet primarily in Asia, Canada, Europe and Latin America. Of our U.S. and international facilities, approximately 8.5 million square feet of space was owned, while the remaining 11.0 million square feet of space was leased.

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

For a discussion of certain litigation involving us, see Note 9, Commitments and Contingencies, to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (As of February 24, 2021)

Name and Positions with the Company	Age	Business Experience
Daniel L. Knotts President and Chief Executive Officer	56	Since October 2016, Mr. Knotts has served as the Chief Executive Officer of RRD and a member of our board of directors. Prior to this, Mr. Knotts was our Chief Operating Officer from 2013 to 2016.

Terry D. Peterson Executive Vice President and Chief Financial Officer	56

Since October 2016, Mr. Peterson has served as RRD’s Executive Vice President and Chief Financial Officer. Prior to joining RRD, Mr. Peterson served as Senior Vice President and Chief Financial Officer of Deluxe Corporation from 2009 to 2016.

Kenneth O’Brien Executive Vice President and Chief Information Officer	60	Since February 2004, Mr. O’Brien has served as RRD’s Executive Vice President and Chief Information Officer.

John Pecaric President, RRD Business Services	58

Since April 2018, Mr. Pecaric has served as President of RRD Business Services. Prior to this, Mr. Pecaric was our Executive Vice President, Chief Commercial Officer and President of International from 2016 to 2018. From 2014 to 2016, Mr. Pecaric was Group President – International where he led RRD’s businesses outside the United States.

Doug Ryan President, RRD Marketing Solutions	58

Since April 2018, Mr. Ryan has served as President of RRD Marketing Solutions. Prior to this, Mr. Ryan was our Executive Vice President of Marketing Services from 2017 to 2018. Prior to joining RRD, Mr. Ryan served as President of North America for Digitas from 2016 to 2017 and President of San Francisco and Chicago for Digitas from 2010 to 2016.

Michael J. Sharp Senior Vice President, Controller and Chief Accounting Officer	59

Since November 2017, Mr. Sharp has served as RRD’s Senior Vice President, Controller and Chief Accounting Officer. Prior to joining RRD, Mr. Sharp served in various capacities at AAR Corporation including Vice President and Chief Financial Officer from 2015 to 2016.

Deborah L. Steiner Executive Vice President, Chief Administrative Officer, General Counsel, Secretary and Chief Compliance Officer	50

Since April 2020, Ms. Steiner has served as RRD’s Executive Vice President, Chief Administrative Officer, General Counsel, Secretary and Chief Compliance Officer. Prior to this, Ms. Steiner was our Executive Vice President, General Counsel, Secretary and Chief Compliance Officer from October 2016 to April 2020, and prior to that Vice President, Associate General Counsel from 2012 to 2016.

PART II

ITEM 5.	MARKET FOR R. R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “RRD”. As of February 22, 2021, there were 3,508 stockholders of record of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	—	$	―	—	$	―
November 1, 2020 - November 30, 2020	5,664		1.17	—		—
December 1, 2020 - December 31, 2020	—		—	—		—
Total	5,664			—
(a)	Shares withheld for tax liabilities upon vesting of equity awards

EQUITY COMPENSATION PLANS

For information regarding equity compensation plans, see Item 12 of Part III of this Annual Report on Form 10-K.

PEER PERFORMANCE TABLE

The graph below compares five-year returns of our common stock with those of the S&P SmallCap 600 and the S&P 1500 Industrials Index. The comparison assumes an initial investment of $100 on December 31, 2015 and that all dividends have been reinvested. Our performance through September 30, 2016 has been adjusted for the spinoffs of LSC and Donnelley Financial which occurred on October 1, 2016 and are reflected in the table below as a dividend. Additionally, our performance has been adjusted for the 1-for-3 reverse stock split for our stock which also occurred on October 1, 2016.

	Base Period	Fiscal Years Ended December 31,
Company Name/Index	2015	2016	2017	2018	2019	2020
RR Donnelley	100	82.27	49.39	22.17	22.99	13.28
S&P SmallCap 600	100	126.56	143.30	131.15	161.03	179.20
S&P 1500 Industrials Index	100	120.41	145.77	126.27	163.90	183.06

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our product and service offerings primarily consist of commercial print, packaging, statements, direct marketing, labels, digital print and fulfillment, supply chain management, forms, business process outsourcing, and digital and creative solutions.

Discontinued Operations

On November 2, 2020, we sold DLS Worldwide and on November 3, 2020 we sold International Logistics, which represented the remaining parts of the broader Logistics business and were components of the Business Services reporting segment, for a cash purchase price of $225.0 million and $13.0 million respectively, subject to customary working capital adjustments. The DLS Worldwide sale included an escrow of $22.5 million. These transactions are part of our strategy to optimize our portfolio and reduce debt. As part of our plan, we previously sold the Print Logistics business in July 2018 and the Courier Logistics business in March 2020. Accordingly, we have reflected the Print Logistics business, Logistics Courier business, the DLS Worldwide business, and the International Logistics business as discontinued operations. The financial results of these businesses have been excluded from continuing operations and segment results for all periods presented unless otherwise noted. Refer to Note 2 –Discontinued Operations to our Consolidated Financial Statements for additional information

Executive Overview

Response to COVID-19

In 2020, the COVID-19 pandemic created, and continues to create, significant business challenges for companies around the world, including many of our clients across the broad number of industries we serve. In response to the pandemic, we established a formal operating plan that we are utilizing to manage our business through this challenging global business environment.  Our operating plan consists of three very clear priorities: to protect the health and safety of our employees, to sustain operational and supply chain continuity, and to effectively manage our business performance and liquidity throughout this very volatile period.

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

SUPPLY CHAIN CONTINUITY

We have activated our business continuity plans and are leveraging our strong supply chain partnerships to continue to meet the ongoing needs of our 30,000 global clients. We remain fully operational across the 28 countries in which we operate.

BUSINESS IMPACT

Although the COVID-19 pandemic significantly impacted the Company’s financial results in 2020, we believe that there are three primary factors that are helping mitigate the top line impact from the pandemic. These factors include our diverse portfolio of products and services, the lack of client concentration across industries, and the products and services we have introduced to meet the evolving needs of our clients.

The extent the pandemic will continue to impact our business, results of operations, financial position and cash flows will depend on future developments which remain highly uncertain and cannot be fully predicted or estimated at this time. However, amidst the global uncertainty posed by COVID-19, we are positioning the Company to weather the economic downturn and protect the short and long-term interests of our stakeholders.  These decisions are difficult but critical to preserving the short-term financial flexibility of the Company as COVID-19 presents continued challenges across the industries we serve.  We are freeing up capital to ensure we are prepared for the range of scenarios we may experience as a result of the virus. To accommodate this, we implemented several business actions, including the implementation of an employee furlough program with RRD paid medical benefits. At the start of the pandemic, we had temporarily closed those production facilities most heavily impacted by client volume decreases, shifting that production to other facilities with lower costs while continuing to meet client requirements. By the end of the third quarter of 2020, facilities which were temporarily shut down either resumed operations or were permanently closed. We suspended all 2020 employee merit increases. We accelerated cost reduction initiatives, and will continue to assess opportunities for further reduction, and have delayed capital projects and reduced consulting and other discretionary spend. We suspended our quarterly dividend effective April 6, 2020.

2020 OVERVIEW

Net sales for the year ended December 31, 2020 were $4,766.3 million, a decrease of $706.9 million, or 12.9%, compared to the year ended December 31, 2019. Net sales decreased $229.7 million due to business dispositions and $2.9 million due to changes in foreign exchange rates. Net sales also decreased due to lower volume resulting from the COVID-19 pandemic and lower pricing, partially offset by new pandemic-related product orders in certain of our businesses.

While we have a diversified client base with limited concentration, we do have clients that operate in industries hard-hit by the effects of COVID-19, including airlines, lodging, restaurants, non-essential retailers, and education.  During fiscal year 2020, we saw some cancellations of programmatic projects from these and other clients as they worked to mitigate the impact of the virus on their business.

Income from operations for the year ended December 31, 2020 was $108.1 million, a decrease of $77.2 million compared to the year ended December 31, 2019. The decrease is primarily driven by lower sales volume due to the COVID-19 pandemic, higher restructuring, impairment, and other charges, partially offset by lower selling, general and administrative expenses and lower depreciation and amortization expense.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the year ended December 31, 2020, we realized significant cost savings from previous and current year restructuring activities, including the reorganization of administrative and support functions across all segments, facility consolidations, and assets rationalization. Selling, general and administrative expenses (exclusive of depreciation and amortization) decreased by $90.2 million, or 13.1%, for the twelve months ended December 31, 2020 compared to the same period in 2019 reflecting business dispositions and cost control initiatives.

Net cash provided by operating activities for the year ended December 31, 2020 was $149.8 million as compared to $139.3 million for the year ended December 31, 2019. The increase in net cash flow from operating activities is primarily related to the deferral of the employer portion of payroll taxes as part of the CARES Act, lower interest payments and a reduction in working capital, partially offset by payments in connection with the termination of certain deferred compensation plans along with higher restructuring costs.

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

We believe productivity improvements and cost reductions are critical to our competitiveness. We continue to implement strategic initiatives across each of our segments to reduce our overall cost structure and enhance productivity primarily through restructuring which includes consolidations, reorganizations and integrations of operations, streamlining of administrative and support activities, and asset rationalization.

We seek to deploy our capital using a balanced approach in order to ensure financial flexibility and provide returns to stockholders. Our near-term priority for capital deployment is principal and interest payments on our debt obligations. We believe that a strong financial condition is important to clients focused on establishing or growing long-term relationships.

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

2021 Outlook

As the COVID-19 infection rates remain elevated in many parts of the world, the year ahead continues to present many uncertainties. As such, we are unable to furnish our typical outlook for 2021. We expect net sales for the year to be flat to up low single digits taking into consideration reductions from the Census project and one-time pandemic related projects in 2020 offset by a modest economic recovery as the year progresses. However, we expect net sales in the first quarter of 2021 to be between $1.09 and $1.15 billion, since the pandemic did not begin impacting most of the Company’s business until late March 2020 and last year’s census work which ended mid-2020.

Our outlook assumes that the U.S. economy and the economies of the foreign countries in which we operate will continue to recover from the economic effects of the COVID-19 pandemic which were pervasive throughout 2020, although the recovery may be uneven given the uncertainty of the pandemic. We continue to leverage our client relationships in order to provide a larger share of their communications needs. In addition, we expect to continue cost control and productivity initiatives, including selected facility consolidations, and asset rationalizations.

We initiated several restructuring actions during the past three years to further reduce our overall cost structure. These restructuring actions included the closures of manufacturing facilities as well as the reorganization and consolidation of certain operations. These and future cost reduction actions are expected to have a positive impact on operating earnings in 2021 and in future years. In addition, we expect to identify other cost reduction opportunities and possibly take further actions, which may result in significant additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, by utilizing our credit facilities.

Interest expense is expected to range from $120 to $125 million benefitting from lower average borrowings and a lower average interest rate throughout 2021.

Operating cash flow is expected to be slightly lower than the prior year primarily reflecting the repayment of half of the employer portion of payroll taxes deferred in 2020. Capital expenditures are expected to be approximately $80.0 million and as part of our agreement to sell the printing facility in China, we expect to collect one additional deposit of approximately $50.0 million in 2021. We also expect to continue generating additional proceeds from monetizing other assets including proceeds from selling additional facilities.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors.”

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

Consolidated

The following table shows the results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	4,766.3	5,473.2	(706.9)	(12.9%)
Cost of sales	3,789.2	4,389.3	(600.1)	(13.7%)
Gross profit	977.1	1,083.9	(106.8)	(9.9%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	597.5	687.7	(90.2)	(13.1%)
Restructuring, impairment and other charges-net	100.0	36.7	63.3	172.5%
Depreciation and amortization	145.7	162.6	(16.9)	(10.4%)
Other operating expense	25.8	11.6	14.2	122.4%
Income from operations	$108.1	$185.3	$(77.2)	(41.7%)

Continuing Operations

Net sales for the year ended December 31, 2020 decreased $706.9 million, or 12.9%, to $4,766.3 million versus the same period in 2019. Net sales decreased $229.7 million due to business dispositions, primarily the GDS business, and $2.9 million due to changes in foreign exchange rates. Net sales also decreased due to lower volume primarily as a result of the COVID-19 pandemic, including reduced orders from customers in industries especially hard-hit such as airlines, lodging, restaurants, non-essential retailers and education, and lower pricing, partially offset by pandemic related sales and new product offerings.

Cost of sales decreased $600.1 million, or 13.7%, for the year ended December 31, 2020 versus the same period in 2019 primarily due to lower volume, business dispositions, and cost control initiatives.

Gross profit decreased $106.8 million to $977.1 million for the year ended December 31, 2020 versus the same period in 2019, primarily due to lower volume. Gross margin increased from 19.8% to 20.5% reflecting favorable product mix and cost control initiatives.

Selling, general and administrative expenses decreased $90.2 million to $597.5 million for the year ended December 31, 2020 versus the same period in 2019 reflecting cost control initiatives and business dispositions. As a percentage of net sales, selling, general and administrative expenses decreased slightly from 12.6% for the year ended December 31, 2019 to 12.5% for the year ended December 31, 2020.

For the year ended December 31, 2020, net restructuring, impairment and other charges increased $63.3 million to $100.0 million versus the year ended December 31, 2019. The increase was primarily driven by a $37.1 million charge recorded to reflect a contingent liability related to LSC’s MEPP obligation, and increased employee termination costs and other restructuring charges, partially offset by gains on sale of closed facilities.

Depreciation and amortization decreased $16.9 million to $145.7 million for the year ended December 31, 2020 versus the same period in 2019, primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $19.3 million and $21.6 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the twelve months ended December 31, 2020 and 2019, respectively.

Other operating expense for the year ended December 31, 2020 was $25.8 million compared to $11.6 million for the same period in 2019. The current year amount includes $5.5 million of expense related to the preliminary settlement with LSC non-qualified pension plan participants and increased legal expenses related to the ongoing SEC and DOJ investigations. The prior year amount primarily included an increase in reserves for an unfavorable state sales tax matter and expenses related to the ongoing SEC and DOJ investigations, partially offset by a net gain on the sale of our R&D business and the bankruptcy liquidation of RRD Brazil 2019.

Income from operations for the year ended December 31, 2020 declined $77.2 million from 2019 to $108.1 million as a result of the factors discussed above.

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$135.1	$150.6	$(15.5)	(10.3%)
Investment and other income-net	(14.1)	(16.7)	2.6	(15.6%)
Loss on debt extinguishment	3.0	0.8	2.2	275.0%

Net interest expense decreased by $15.5 million to $135.1 million for the year ended December 31, 2020 versus the same period in 2019, primarily due to repurchases and repayment of higher interest rate debt combined with lower average interest rates on the ABL Credit Facility and Term Loan.

Investment and other income, net for the years ended December 31, 2020 and 2019 was $14.1 million and $16.7 million, respectively, and is principally comprised of net pension and OPEB income.

Loss on debt extinguishment for the year ended December 31, 2020 was $3.0 million which related to the redemption of notes maturing in 2021 and debt repurchases during the year. Loss on debt extinguishment for the year ended December 31, 2019 was $0.8 million. See Note 12, Debt, to the Consolidated Financial Statements for further discussion.

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
(Loss) income from continuing operations before income taxes	$(15.9)	$50.6	$(66.5)	nm
Income tax expense	10.0	54.9	(44.9)	(81.8%)
Effective income tax rate	62.9%	108.5%

The effective income tax rate for the year ended December 31, 2020 is primarily driven by the mix of earnings, interest expense deduction limitations, surrender of corporate owned life insurance policies, and benefits from our intent to amend U.S. prior year tax returns as a result of new guidance issued in 2020. Also, in March of 2020, the CARES Act was enacted which, among other things, increased a deductible portion of interest expense incurred in 2019.  As such, the Company reversed in 2020 a portion of the valuation allowance that was previously established in 2019.

The non-deductible interest expense will be carried forward as a deferred tax asset; however, it is more likely than not that the benefit of the deferred tax asset will not be fully realized and a full valuation allowance was recorded in 2020 and 2019.

The effective income tax rate for the year ended December 31, 2019 is primarily driven by limitations on the interest expense deduction as a result of the Tax Act.

Discontinued Operations

Net income from discontinued operations was $124.9 million for the twelve months ended December 31, 2020 as compared to a net loss of $88.4 million in the same period in 2019. Net income from discontinued operations in the twelve months ended December 31, 2020 includes an after-tax net gain of $127.4 (tax of $10.6 million) million recorded on the sale of the three Logistics businesses sold in 2020, partially offset by a $20.6 million non-cash charge related to impairment of goodwill recorded in the first quarter. The prior year loss from discontinued operations primarily reflects a $98.5 million non-cash charge related to impairment of goodwill.

Net income attributable to RRD common stockholders for the year ended December 31, 2020 was $98.5 million compared to a loss of $93.2 million for the year ended December 31, 2019.

Information by Segment

Business Services

	Year Ended December 31,
	2020	2019
	(in millions, except percentages)
Net sales	$3,685.2	$4,192.7
Income from operations	227.9	220.0
Operating margin	6.2%	5.2%
Restructuring, impairment and other charges-net	21.4	25.0

Net sales for the Business Services segment for the year ended December 31, 2020 were $3,685.2 million, a decrease of $507.5 million, or 12.1%, compared to 2019. Net sales decreased $229.7 million due to business dispositions, primarily the GDS business, and $2.9 million due to unfavorable changes in foreign exchange rates. Net sales also decreased due to lower volume as result of the COVID-19 pandemic, including those customers in industries especially hard-hit such as airlines, lodging, restaurants, non-essential retailers, and education, and lower pricing, partially offset by pandemic-related orders and U.S. election-related orders. The following table summarizes net sales by products and services in the Business Services segment:

	Year Ended December 31,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Commercial print	$1,357.7	$1,694.5	$(336.8)	(19.9%)
Packaging	$687.6	668.5	19.1	2.9%
Statements	$441.6	545.4	(103.8)	(19.0%)
Labels	$496.6	497.4	(0.8)	(0.2%)
Supply chain management	$329.9	298.7	31.2	10.4%
Forms	$202.4	244.3	(41.9)	(17.2%)
Business process outsourcing	$169.4	243.9	(74.5)	(30.5%)
Total Business Services	$3,685.2	$4,192.7	$(507.5)	(12.1%)

Business Services segment income from operations increased $7.9 million to $227.9 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to favorable product mix, the favorable impact of cost control initiatives, and lower restructuring charges and depreciation expense, partially offset by lower volume.

Marketing Solutions

	Year Ended December 31,
	2020	2019
	(in millions, except percentages)
Net sales	$1,081.1	$1,280.5
Income from operations	56.3	67.0
Operating margin	5.2%	5.2%
Restructuring, impairment and other charges-net	9.9	1.0

Net sales for the Marketing Solutions segment for the year ended December 31, 2020 were $1,081.1 million, a decrease of $199.4 million, or 15.6%, compared to 2019. Net sales decrease due to lower volume in direct marketing attributable to the 2020 census contract, which was substantially complete by June 30, 2020, lower order volume, especially from financial institutions as a result of the COVID-19 pandemic, and lower pricing. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Year Ended December 31,
Products and Services	2020	2019	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$555.4	$676.7	$(121.3)	(17.9%)
Digital print and fulfillment	$425.7	492.1	(66.4)	(13.5%)
Digital and creative solutions	$100.0	111.7	(11.7)	(10.5%)
Total Marketing Solutions	$1,081.1	$1,280.5	$(199.4)	(15.6%)

Marketing Solutions segment income from operations decreased $10.7 million to $56.3 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to lower volume.

Corporate

Corporate operating expenses in the year ended December 31, 2020 were $176.1 million, an increase of $74.4 million compared to the same period in 2019. The increase was primarily driven by higher restructuring expenses, including a $37.1 million expense recorded in connection with LSC’s MEPP liabilities and other restructuring expenses comprised primarily of consulting charges, employee terminations, and lease termination liabilities. Corporate operating expenses were also higher due to an increase in other operating expense, including a $5.5 million expense related to the preliminary settlement with the LSC non-qualified pension plan participants and higher expenses related to the ongoing SEC and DOJ investigations. The prior year expense primarily included expenses related to the SEC and DOJ investigations. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended December 31,
	2020	2019
	(in millions)
Operating expenses	$176.1	$101.7
Restructuring, impairment and other charges-net	68.7	10.7
Other operating expense	25.4	13.9

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2019 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

Consolidated

The following table shows the results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Net sales	5,473.2	5,702.4	(229.2)	(4.0%)
Cost of sales	4,389.3	4,580.3	(191.0)	(4.2%)
Gross profit	1,083.9	1,122.1	(38.2)	(3.4%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	687.7	729.5	(41.8)	(5.7%)
Restructuring, impairment and other charges-net	36.7	38.6	(1.9)	(4.9%)
Depreciation and amortization	162.6	172.7	(10.1)	(5.8%)
Other operating expense (income)	11.6	(0.3)	11.9	nm
Income from operations	$185.3	$181.6	$3.7	2.0%

Continuing Operations

Net sales for the year ended December 31, 2019 decreased $229.2 million, or 4.0%, to $5,473.2 million versus the same period in 2018. Net sales decreased $106.7 million due to business dispositions, including the bankruptcy liquidation of RRD Brazil and $54.9 million due to unfavorable changes in foreign exchange rates. Net sales also decreased due to lower volume in commercial print due to ongoing secular pressure and continued planned reductions in low margin sales, as well as price pressure, partially offset by higher volume in direct marketing primarily attributable to the 2020 Census contract.

Cost of sales decreased $191.0 million, or 4.2%, for the year ended December 31, 2019 versus the same period in 2018 primarily due to the reduction in net sales. As a percentage of net sales, cost of sales decreased 0.1 percentage point for the year ended December 31, 2019 versus the same period in 2018.

Gross profit decreased $38.2 million to $1,083.9 million for the year ended December 31, 2019 versus the same period in 2018, primarily due to lower volume, cost inflation, and price pressures, partially offset by cost control initiatives. Gross margin increased slightly from 19.7% to 19.8%.

Selling, general and administrative expenses decreased $41.8 million to $687.7 million for the year ended December 31, 2019 versus the same period in 2018 reflecting cost control initiatives and business dispositions. As a percentage of net sales, selling, general and administrative expenses decreased from 12.8% to 12.6% for the year ended December 31, 2019 versus the same period in 2018.

For the year ended December 31, 2019, net restructuring, impairment and other charges of $36.7 million primarily included $22.2 million for employee termination costs and $16.6 million for other restructuring charges.

Depreciation and amortization decreased $10.1 million to $162.6 million for the year ended December 31, 2019 versus the same period in 2018, primarily due to lower capital spending in recent years compared to historical levels.

Other operating expense for the year ended December 31, 2019 was $11.6 million compared to other operating income of $0.3 million for the same period in 2018. The expense in 2019 was primarily related to the ongoing SEC and DOJ investigations, an increase in reserves for an unfavorable state sales tax matter and expenses related to the ongoing bankruptcy liquidation of RRD Brazil, partially offset by the gains from business dispositions.

Income from operations for the year ended December 31, 2019 increased $3.7 million from 2018 to $185.3 million as a result of the factors discussed above.

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

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Income from continuing operations before income taxes	$50.6	$1.3	$49.3	nm
Income tax expense	54.9	31.5	23.4	74.3%
Effective income tax rate	108.5%	nm

The effective income tax rate for the year ended December 31, 2019 and December 31, 2018 is primarily driven by limitations on the interest expense deduction as a result of the Tax Act. Non-deductible interest expense will be carried forward as a deferred tax asset; however, it is more likely than not that the benefit of the deferred tax asset will not be fully realized and full valuation allowance was recorded in 2019 and 2018.

The 2018 income tax expense also reflects final adjustments associated with the enactment of the Tax Act of $4.2 million to the one-time transition tax on foreign earnings, as well as $1.5 million to net deferred tax assets for the reduced corporate income tax rate. Additionally, the income tax expense reflects the inability to recognize a tax benefit on certain losses.

Discontinued Operations

Net loss from discontinued operations was $88.4 million for the twelve months ended December 31, 2019 as compared to a net income of $20.6 million in the same period in 2018. The net loss from discontinued operations in the twelve months ended December 31, 2019 includes a $98.5 million non-cash charge related to the impairment of goodwill.  No goodwill impairment was recorded in 2018.

Net loss attributable to common stockholders for the year ended December 31, 2019 was $93.2 million compared to $11.0 million for the year ended December 31, 2018.

Information by Segment

Business Services

	Year Ended December 31,
	2019	2018
	(in millions, except percentages)
Net sales	$4,192.7	$4,521.3
Income from operations	220.0	221.1
Operating margin	5.2%	4.9%
Restructuring, impairment and other charges-net	25.0	25.6

Net sales for the Business Services segment for the year ended December 31, 2019 were $4,192.7 million, a decrease of $328.6 million, or 7.3%, compared to 2018. Net sales decreased $106.7 million due to business dispositions and $54.9 million due to unfavorable changes in foreign exchange rates. The remaining decrease in net sales was primarily due to lower volume in commercial print due to ongoing secular pressure, continued planned reductions in low margin sales and price pressures. The following table summarizes net sales by products and services in the Business Services segment:

	Year Ended December 31,
Products and Services	2019	2018	$ Change	% Change
	(in millions, except percentages)
Commercial print	$1,694.5	$1,935.6	$(241.1)	(12.5%)
Packaging	668.5	672.0	(3.5)	(0.5%)
Statements	545.4	584.2	(38.8)	(6.6%)
Labels	497.4	481.4	16.0	3.3%
Supply chain management	298.7	321.0	(22.3)	(6.9%)
Forms	244.3	267.5	(23.2)	(8.7%)
Business process outsourcing	243.9	259.6	(15.7)	(6.0%)
Total Business Services	$4,192.7	$4,521.3	$(328.6)	(7.3%)

Business Services segment income from operations decreased $1.1 million for the year ended December 31, 2019 compared to the same period in 2018, primarily due lower volume, price pressures and cost inflation, partially offset by changes in foreign exchange rates, lower depreciation and amortization expense and cost control initiatives.

Marketing Solutions

	Year Ended December 31,
	2019	2018
	(in millions, except percentages)
Net sales	$1,280.5	$1,181.1
Income from operations	67.0	54.6
Operating margin	5.2%	4.6%
Restructuring, impairment and other charges-net	1.0	3.9

Net sales for the Marketing Solutions segment for the year ended December 31, 2019 was $1,280.5 million, an increase of $99.4 million, or 8.4%, compared to 2018. Net sales increased primarily due to higher volume in direct marketing primarily attributable to the 2020 Census contract. The following table summarizes net sales by products and services in the Marketing Solutions segment:

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

Corporate

Corporate operating expenses in the year ended December 31, 2019 were $101.7 million, an increase of $7.6 million compared to the same period in 2018. The increase was primarily driven by higher other operating expense which related to the ongoing SEC and DOJ investigations, an increase in reserves for an unfavorable state sales tax matter and expenses related to the bankruptcy liquidation of RRD Brazil, partially offset by the gains from business dispositions. The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended December 31,
	2019	2018
	(in millions)
Operating expenses	$101.7	$94.1
Restructuring, impairment and other charges-net	10.7	9.1
Other operating expense	13.9	—

LIQUIDITY AND CAPITAL RESOURCES

We believe that we will have sufficient liquidity to support our ongoing operations and to invest in future growth to create value for our stockholders. Our operating cash flows, existing cash balances and available capacity under our asset-based senior secured revolving credit facility (the “ABL Credit Facility”) are our primary sources of liquidity and are expected to be used for, among other things, capital expenditures necessary to support productivity improvement and growth, completion of restructuring programs, acquisitions, payment of interest and principal on our long-term debt obligations, and distributions to stockholders approved by the Board of Directors.

The following describes our cash flows for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net cash provided by operating activities	$149.8	$139.3	$203.5
Net cash provided by (used in) investing activities	305.0	(25.8)	(7.4)
Net cash used in financing activities	(329.3)	(289.4)	(77.2)
Effect of exchange rates on cash, cash equivalents and restricted cash	8.3	(3.9)	(16.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$133.8	$(179.8)	$102.1

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities in 2020 was $10.5 million higher than in 2019, primarily due to the deferral of the employer portion of payroll taxes of $35.1 million as part of the CARES Act, lower interest payments and a reduction in working capital, partially offset by approximately $47 million that was paid in connection with certain deferred compensation plans along with higher restructuring payments. Included in net cash provided by operating activities were the following operating cash (outflows) inflows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Income tax payments, net of tax refunds	$(61.5)	$(60.9)	$15.2
Interest payments	(125.8)	(158.6)	(173.0)
Performance-based compensation payments	(48.4)	(45.4)	(36.8)
Restructuring and MEPP payments	(71.9)	(42.6)	(32.7)
Payments to deferred compensation participants	(47.0)	—	—
Pension and other postretirement benefits plan contributions	(9.5)	(8.6)	(17.9)

Significant cash (outflows) inflows included in investing and financing activities for each period were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Capital expenditures	$(85.6)	$(138.8)	$(104.4)
Acquisition of business	—	(3.0)	—
Dispositions of businesses, net of cash disposed	247.6	50.6	44.1
Proceeds from sales of investments and other assets	43.0	65.4	54.5
Proceeds (payments) related to life insurance policies	100.0	—	(1.6)
Proceeds from issuance of long-term debt	—	—	544.5
Proceeds from other short-term debt	—	—	94.5
Payments on other short-term debt	—	(37.9)	(62.4)
Payments of current maturities and long-term debt	(281.0)	(223.0)	(460.7)
Net payments under credit facilities	(42.0)	(17.0)	(157.0)
Dividends paid	(2.1)	(8.5)	(23.9)

Capital expenditures in 2020 were $53.2 million and $18.8 million lower than in 2019 and 2018, respectively. Capital expenditures in 2019 were higher primarily due to investments associated with building a new facility following the expected sale and relocation of a printing facility in Shenzhen, China and additional investments related to the 2020 Census contract.

Proceeds from disposition of businesses included the sales of Courier Logistics, DLS Worldwide, and International Logistics in 2020, the sale of the GDS and R&D businesses in 2019, and the sale of the Print Logistics business in 2018.

Proceeds from sale of investments and other assets in 2020 included $25.1 million cash received as deposits for the expected sale of a printing facility in Shenzhen, China and cash proceeds from the sale of restructured facilities of $13.7 million. Proceeds from sale of investments and other assets in 2019 primarily included $53.6 million cash received as a deposit for the expected sale of a printing facility in Shenzhen, China and cash proceeds from the sale of restructured facilities of $9.9 million. In 2020, we also received $100.0 million in proceeds primarily from the termination of certain life insurance policies.

During 2020, payments of current maturities and long-term debt primarily reflect the repurchases of outstanding debt with maturities from 2021 to 2024, together with the repayment and redemption of the remaining balance of senior notes maturing in 2020 and 2021.

Proceeds from issuance of long-term debt in 2018 reflect the proceeds from the Term Loan, which we used to repay current maturities and long-term debt.

Dividends

During the year ended December 31, 2020, we paid cash dividends of $2.1 million. On April 6, 2020, the Board of Directors of the Company decided to suspend all dividend payments as part of the Company’s response to the COVID-19 outbreak. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Overview, Response to COVID-19 Section for further discussion.

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

Contractual Cash Obligations and other Commitments

As of December 31, 2020, we had $1.5 billion of outstanding debt and the related obligations to make scheduled principal and interest payments, including $61.1 million and $84.8 million of scheduled principal payments due in 2021 and 2022, respectively. In addition, we have certain contractual obligations for the purchase of property, plant and equipment of $19.6 million payable in 2021. During the year ended December 31, 2020, we deferred the employer portion of payroll tax of $35.1 million as part of the CARES Act, and we have obligations to repay one-half of these deferrals in the fourth quarter of 2021 and the remaining one-half in the fourth quarter of 2022. We also have certain other contractual obligations, including certain MEPP withdrawal obligations (see Note 5, Restructuring, Impairment and Other Charges and Note 10, Retirement Plans, to the Consolidated Financial Statements, for further discussion) and obligations to pay transition tax (see Note 11, Income Taxes, to the Consolidated Financial Statements, for further discussion). We expect to be able to meet these obligations based on our cash flow from operations, cash balances, and availability under our ABL Credit Facility.

Liquidity

Cash and cash equivalents were $288.8 million as of December 31, 2020, an increase of $96.9 million compared to December 31, 2019. Included in Cash and cash equivalents at December 31, 2020 were $0.9 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are highly liquid.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Cash and cash equivalents as of December 31, 2020 included $51.5 million in the U.S. and $237.3 million at international locations. We maintain cash pooling structures that enable participating international locations to draw on our international cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce our short-term borrowing costs or for other purposes. During the year ended December 31, 2020, we transferred approximately $45 million of cash held in international jurisdictions to the U.S. which was used to reduce debt outstanding. In future years, as a result of the Tax Act, we have further opportunities to repatriate foreign cash, primarily generated from current year earnings, in a tax efficient manner.

During the year ended December 31, 2020, we executed various transactions that reduced our near-term maturities and extended our debt maturity profile. During this period, we repurchased on the open market $98.5 million aggregate principal of debt maturing in 2020, 2021, and 2022, including $1.3 million of the 7.625% notes due 2020 (the “2020 Notes”), $67.6 million aggregate principal of 7.875% notes due 2021 (the “2021 Notes”), $1.3 million aggregate principal of the 8.875% debentures due 2021 (the “2021 Debentures”), and $28.3 million aggregate principal of the 7.000% notes due in 2022 (the “2022 Notes”) using available cash.

On December 4, 2020, we redeemed the remaining $83.3 million aggregate principal outstanding of the 2021 Notes using a combination of available cash and a borrowing under our ABL Credit Facility. The redemption price included a premium of $1.7 million.

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

In March 2020, we entered into privately negotiated agreements with the largest holder of our outstanding notes (the “Holder”) to extend a significant portion of the Company’s 2023 and 2024 maturities. The agreements included the exchange of $277.0 million aggregate principal amount of notes owned by the Holder, consisting of $54.0 million of the 2023 Notes, $177.4 million of the 2024 Notes, and $45.6 million of the 6.625% debentures due 2029 (the “2029 Debentures”) for $297.0 million aggregate principal amount of newly issued unsecured 8.50% notes due 2029 (the “New 2029 Notes”). Other than the interest rate, the terms of the New 2029 Notes are substantially similar to the terms of the 2029 Debentures. The exchange was executed in a series of transactions that were completed on April 8, 2020. The agreements also included the repurchase of $6.6 million of the 2022 Notes and $20.0 million of the 2024 Notes. These repurchases were completed in March and were funded with a draw from our ABL Credit Facility. In May 2020, we entered into an additional agreement with the Holder in which the Holder agreed to exchange approximately $9.0 million aggregate principal amount of the 2029 Debentures and $14.5 million aggregate principal amount of 8.820% Debentures due 2031 (collectively, the “Old Debentures”) for $21.2 million aggregate principal amount of New 2029 Notes. This transaction was completed on June 19, 2020.

We currently have an $800.0 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”) that is scheduled to mature on September 22, 2022. The amount available to be borrowed under the ABL Credit Facility is equal to the lesser of (a) $800.0 million and (b) a borrowing base formula based on the amount of accounts receivable, inventory, machinery, equipment and, if we were to so elect in the future subject to the satisfaction of certain conditions, fee-owned real estate of ours and our material domestic subsidiaries, subject to certain eligibility criteria and advance rates (collectively, the “Borrowing Base”). The aggregate amount of real estate, machinery and equipment that can be included in the Borrowing Base formula cannot exceed $200.0 million.

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

Our debt agreements contain customary affirmative and negative covenants including negative covenants restricting, among other things, our ability to incur debt, make investments, make certain restricted payments (including payments on certain other debt and external dividends), incur liens securing other debt, consummate certain fundamental transactions, enter into transactions with affiliates and consummate asset sales. The credit agreement for the ABL Credit Facility (the “ABL Credit Agreement”) contains a covenant which requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if availability under the ABL Credit Facility declines below certain levels. The credit agreement for the $550 million senior secured term loan B established in 2018 (the “Term Loan Credit Agreement”) requires that the net cash proceeds of significant asset sales be used to prepay the Term Loan to the extent that the net cash proceeds are not used for reinvestment in assets useful to our business, certain acquisitions and investments, repayment of certain borrowings under our ABL Credit Facility or the funding of debt repayments, redemptions or tenders of certain existing notes maturing prior to the January 15, 2024 maturity of the Term Loan, in each case, subject to certain restrictions and limitations set forth in the Term Loan Credit Agreement.

As of December 31, 2020, we were in compliance with the covenants under our debt agreements and expect to remain in compliance based on our estimates of operating and financial results for 2021 and the foreseeable future. As of December 31, 2020, we met all the conditions required to borrow under the ABL Credit Agreement and we expect to continue to meet the borrowing conditions.

As of December 31, 2020, we had no outstanding borrowings and $56.1 million of letters of credit issued under the ABL Credit Facility. Based on the Borrowing Base as of December 31, 2020 and outstanding letters of credit, we had $575.9 million of borrowing capacity available under the ABL Credit Facility. We also had $166.5 million in other uncommitted credit facilities, primarily outside the U.S., of which we had $91.5 million in outstanding letters of credit, bank guarantees and bank acceptance drafts.

The current availability under the ABL Credit Facility as of December 31, 2020 is shown in the table below:

December 31, 2020
Availability	(in millions)
ABL Credit Facility	$800.0
Availability reduction due to available borrowing base	168.0
$632.0
Usage
Borrowings under the ABL Credit Facility	$—
Outstanding letters of credit	56.1
$56.1

Current availability at December 31, 2020	$575.9
Cash and cash equivalents	288.8
Total available liquidity(a)	$864.7
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

The failure of a financial institution supporting the ABL Credit Facility would reduce the amount of underlying commitments unless a replacement institution was added. Currently, the ABL Credit Facility is supported by eight U.S. financial institutions.

Our credit ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”) as of December 31, 2020 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	B, Neg	B2, Neg
Senior unsecured debt	B-	B3
Term Loan	B+	B1

Off-Balance Sheet Arrangements

Other than certain contingent obligations discussed in Note 9, Commitments and Contingencies, we do not have off-balance sheet arrangements, financings or special purpose entities.

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

Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with clients.

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

As of October 31, 2020, seven reporting units had goodwill. The commercial print, digital print and fulfillment, forms, content and creative services, business process outsourcing, Latin America and Canada reporting units had no goodwill as of October 31, 2020. In the impairment test for goodwill, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.

Qualitative Assessment for Impairment

For four reporting units with goodwill, in 2020, we performed a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying value. In performing this analysis, we considered various factors, including the effect of market or industry changes and the reporting unit’s actual results compared to projected results. In addition, we considered how other key assumptions used in the prior annual goodwill impairment test could be impacted by changes in market conditions and economic events, including the impact of COVID-19.

As part of the qualitative review of impairment, we analyzed the potential change in fair value of the reporting units based on their operating results for the ten months ended October 31, 2020 compared to expected results. Based on our qualitative assessment, we concluded that as of October 31, 2020, it was more likely than not that the fair value of each of the reporting units was greater than its carrying value.

Quantitative Assessment for Impairment

For the three remaining reporting units with goodwill, we compared the estimated fair value of each reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value then the goodwill is reduced by the excess of carrying value over fair value. As part of our impairment test for these reporting units, we engaged a third-party appraisal firm to assist in our determination of the estimated fair values. This determination included estimating the fair value of each reporting unit using both income and market-based approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. We weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit. As of October 31, 2020, the date of our assessment, the estimated fair values for these three reporting units with goodwill exceeded their respective carrying values.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) or “failed” (the carrying value exceeds fair value) the goodwill impairment test. All of our reporting units passed the goodwill impairment test performed by us during the fourth quarter of 2020 with fair values exceeding the carrying values by 20% or greater.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. For example, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units failing the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rates for the reporting units with operations primarily located in the U.S. ranged between 11.5% and 12.0% as of October 31, 2020. The estimated discount rate for the one reporting unit with operations primarily in foreign locations was 13.5% as of October 31, 2020. A 1.0% increase in estimated discount rates would have resulted in no reporting units failing the goodwill impairment test. We believe that our estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration or lower volume could have a material effect on the fair values of the reporting units.

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

Pension and OPEB Plans

We record annual income and expense amounts relating to our pension and OPEB plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return, turnover rates, health care cost trend rates and compensation increases. We review our actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring re-measurement occurs) and modify the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheet, but are generally amortized into operating results over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss). We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisors. The discount rates for pension benefits at December 31, 2020 and 2019 were 2.4% and 3.0%, respectively. The discount rates for OPEB plans were 2.2% and 3.0% at December 31, 2020 and 2019, respectively.

We use the full yield curve approach in the estimation of the interest components of net pension and OPEB plan expense (income) by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows.

A one-percentage point change in the discount rates at December 31, 2020 would have the following effects on the accumulated benefit obligation and projected benefit obligation:

Pension Plans

	1.0% Increase	1.0% Decrease
	(in millions)
Accumulated benefit obligation	$(147.2)	$187.4
Projected benefit obligation	(148.6)	189.1

OPEB

	1.0% Increase	1.0% Decrease
	(in millions)
Accumulated benefit obligation	$(24.1)	$28.2

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, we considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the primary U.S. pension plan was approximately 50.0% for return seeking investments and approximately 50.0% for hedging investments. The expected long-term rate of return on plan assets assumption used to calculate net pension and OPEB plan expense in 2020 was 5.50% and 6.25% for major U.S. pension and OPEB plans, respectively. The expected long-term rates of return on plan assets assumption that will be used to calculate net pension and OPEB plan expense (income) in 2021 are 5.00% and 5.75% for our major U.S. pension and OPEB plans, respectively.

A 0.25% change in the expected long-term rate of return on plan assets at December 31, 2020 would have the following effects on 2021 pension and OPEB plan (income)/expense:

	0.25% Increase	0.25% Decrease
	(in millions)

U.S. pension plans	$(1.4)	$1.4
OPEB	(0.5)	0.5

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

We have recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. We evaluate these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, we have recorded a valuation allowance to reduce certain of these deferred tax assets when we have concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2020 and 2019, valuation allowances of $195.7 million and $237.5 million, respectively, were recorded in our Consolidated Balance Sheet.

Deferred U.S. income taxes and foreign taxes have historically not been provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations.

During 2018, we finalized our accounting analysis for the income tax effects of the Tax Cut and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017. However, in the future, we may be subject to additional taxes as required under the Tax Act, based upon new regulations and guidance which may adversely affect our results of operations, financial position and cash flows.

During 2018, we elected to treat the tax effects of global intangible low-taxed income (GILTI), a tax on foreign income in excess of deemed return on tangible assets of foreign corporations, as a current period expense when incurred

See Note 11, Income Taxes, to the Consolidated Financial Statements for further discussion.

OTHER INFORMATION

Environmental, Health and Safety

For a discussion of certain environmental, health and safety issues involving us, see Note 9, Commitments and Contingencies, to the Consolidated Financial Statements.

Litigation and Contingent Liabilities

For a discussion of certain litigation involving us, see Note 9, Commitments and Contingencies, to the Consolidated Financial Statements.

New Accounting Pronouncements

Recently issued accounting standards and their estimated effect on our Consolidated Financial Statements are also described in Note 19, New Accounting Pronouncements, to the Consolidated Financial Statements.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to interest rate risk on our variable-rate debt and price risk on our fixed-rate debt. At December 31, 2020, we had $539.0 million of variable-rate debt. Including the effect of the floating-to-fixed interest rate swaps (see Note 13, Derivatives, to the Consolidated Financial Statements), approximately 90.9% of our outstanding debt was comprised of fixed-rate debt as of December 31, 2020.

We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at December 31, 2020 and 2019 by $23.7 million and $25.8 million, respectively.

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. As of December 31, 2020 and 2019, the aggregate notional amount of outstanding foreign currency contracts was $220.7 million and $179.9 million, respectively (see Note 13, Derivatives, to the Consolidated Financial Statements). The net unrealized gains from these foreign currency contracts were $3.6 million and $0.8 million at December 31, 2020 and 2019, respectively. We do not use derivative financial instruments for trading or speculative purposes.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse client base, dispersed over various geographic regions and industrial sectors. No single client comprised more than 10% of our consolidated net sales in 2020, 2019 or 2018. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our clients on an ongoing basis to determine if additional allowances for credit losses need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2020 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

R.R. Donnelley & Sons Company

Chicago, Illinois

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 24, 2021 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

February 24, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R. R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” and “The Board’s Committees and their Functions” of our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 20, 2021 (the “2021 Proxy Statement”). See also the information with respect to our executive officers at the end of Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.”

We have adopted a policy statement entitled Code of Ethics that applies to our chief executive officer and senior financial officers which we make available on our web site, www.rrd.com. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, we intend to post such information on our web site.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2021 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2021 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2020 concerning compensation plans under which our equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (in thousands) (3)
Equity compensation plans approved by security holders (a)(c)	4,804.3	$23.59	1,687.7
(a)	Includes 4,527,944 shares issuable upon the vesting of restricted stock units.
(b)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)

All of these shares are available for issuance under the 2017 Performance Incentive Plan. The 2012 Performance Incentive Plan (the “2012 PIP”), which was frozen effective May 18, 2017, allowed grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that could have been granted under the 2012 PIP with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, was 10,000,000 in the aggregate, or 3,333,333 adjusted for the reverse stock split. The 2017 Performance Incentive Plan (the “2017 PIP”) allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted under the 2017 PIP with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 7,300,000 in the aggregate, of which 1,687,686 remained available for issuance as of December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2021 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2021 Proxy Statement.

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

2.3

Tax Disaffiliation Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed October 3, 2016).

2.4

Asset Purchase Agreement, dated as of September 14, 2020, among R. R. Donnelley & Sons Company, Donnelley Logistics Services Worldwide, Inc., TForce Worldwide, Inc. and TForce Holdings USA, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.1

Restatement of Certificate of Incorporation of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on October 30, 2019).

3.2	Amended and Restated By-Laws of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

4.1	Description of Securities (filed herewith)

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

4.4

Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.5

Indenture, dated as of June 18, 2020, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

4.6

Indenture, dated as of March 30, 2020, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2020).

4.7

Rights Agreement, dated as of August 28, 2019, between R.R. Donnelley & Sons Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed August 29, 2019).

4.8

First Amendment to Rights Agreement, dated as of August 17, 2020, between R. R. Donnelley & Sons Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2020).

10.1	Amended and Restated 2017 Performance Incentive Plan (incorporated by reference to Appendix B to the Company’s Annual Proxy Statement on Schedule 14A, filed on April 8, 2019)*

10.2	2012 Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on July 30, 2013)*

10.3	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 25, 2009)*

10.4

Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.5

Amendment to Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.6

Employment Agreement, dated as of October 1, 2016, between Daniel L. Knotts and R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on October 3, 2016)*

10.7	Form of Restated Employment Letter for Executive Officers (other than CEO) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 5, 2019)*

10.8

Senior Leadership Separation Pay Plan Form of Restated Employment Letter for Executive Officers (other than CEO) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 5, 2019)*

10.9	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 5, 2019)*

10.10	Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.11

Form of Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020)*

10.12

Form of Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020)*

10.13

Form of Performance Stock Unit Award Agreement for Executive Officers (2018) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020)*

10.14

Form of Performance Stock Unit Award Agreement for Executive Officers (2019) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020)*

10.15

Form of Phantom Performance Stock Unit Award Agreement for Executive Officers (2019) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020)*

10.16

Form of Restricted Stock Unit Award Agreement for Executive Officers (2018) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020)*

10.17

Form of Restricted Stock Unit Award Agreement for Executive Officers (2019) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020)*

10.18

Form of Phantom Restricted Stock Unit Award Agreement for Executive Officers (2018) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020)*

10.19

Form of Phantom Restricted Stock Unit Award Agreement for Executive Officers (2019) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020)*

10.20

Form of Long-Term Incentive Cash Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 27, 2019)*

10.21	Form of Phantom Restricted Stock Unit Award Agreement for Directors (filed herewith)*

10.22	Form of Restricted Stock Unit Award Agreement for Directors (filed herewith)*

10.23	R.R. Donnelley & Sons Company Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on October 3, 2016).*

10.24

Form of Amended and Restated Indemnification Agreement for directors (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 26, 2014)*

10.25

Form of Indemnification Agreement for directors (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2016, filed on November 2, 2016)*

10.26

Second Amended and Restated Credit Agreement, dated as of September 29, 2017, among R.R. Donnelley & Sons Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on October 3, 2017).

10.27

Credit Agreement, dated as of October 15, 2018, among R. R. Donnelley and Sons Company, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2018)

10.28

Amendment No. 1 to Credit Agreement, dated as of October 15, 2018, among R. R. Donnelley and Sons Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 15, 2018)

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

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2021.

R. R. DONNELLEY & SONS COMPANY

By:	/ S / Terry D. Peterson
Terry D. Peterson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of February 2021.

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

ITEM 15(a).  INDEX TO FINANCIAL STATEMENTS

R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	4,766.3	5,473.2	5,702.4
Cost of sales	3,789.2	4,389.3	4,580.3
Gross profit	977.1	1,083.9	1,122.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	597.5	687.7	729.5
Restructuring, impairment and other charges-net (Note 5)	100.0	36.7	38.6
Depreciation and amortization	145.7	162.6	172.7
Other operating expense (income)	25.8	11.6	(0.3)
Income from operations	108.1	185.3	181.6
Interest expense-net (Note 12)	135.1	150.6	168.3
Investment and other income-net	(14.1)	(16.7)	(20.4)
Loss on debt extinguishment	3.0	0.8	32.4
(Loss) income from continuing operations before income taxes	(15.9)	50.6	1.3
Income tax expense (Note 11)	10.0	54.9	31.5
Net loss from continuing operations	(25.9)	(4.3)	(30.2)
Gain on sale of discontinued operations, net of tax	127.4	—	0.3
Income (loss) from discontinued operations, net of tax (Note 2)	(2.5)	(88.4)	20.3
Net income (loss) from discontinued operations	124.9	(88.4)	20.6
Net income (loss)	99.0	(92.7)	(9.6)
Less: income attributable to noncontrolling interests	0.5	0.5	1.4
Net income (loss) attributable to RRD common stockholders	$98.5	$(93.2)	$(11.0)

Basic and diluted net (loss) earnings per share attributable to RRD common stockholders (Note 14):
Continuing operations	$(0.37)	$(0.07)	$(0.45)
Discontinued operations	1.73	(1.24)	0.29
Net Income (loss) attributable to RRD common stockholder	1.36	(1.31)	(0.16)
Weighted average number of common shares outstanding:
Basic	72.3	71.2	70.6
Diluted	72.3	71.2	70.6

See accompanying Notes to Consolidated Financial Statements.

R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$99.0	$(92.7)	$(9.6)

Other comprehensive income (loss), net of tax (Note 15):
Translation adjustments	27.8	7.0	(39.9)
Adjustment for net periodic pension and other postretirement benefits plan cost	7.2	(30.5)	11.4
Changes in fair value of derivatives	(12.0)	1.0	—
Other comprehensive income (loss)	23.0	(22.5)	(28.5)
Comprehensive income (loss)	122.0	(115.2)	(38.1)
Less: comprehensive income attributable to noncontrolling interests	1.2	0.4	1.0
Comprehensive income (loss) attributable to RRD common stockholders	$120.8	$(115.6)	$(39.1)

See accompanying Notes to Consolidated Financial Statements.

R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$288.8	$191.9
Receivables, less allowances for credit losses of $15.9 in 2020 (2019 - $14.3) (Note 1)	1,009.2	1,041.0
Inventories (Note 1)	302.1	301.8
Assets held-for-sale	23.1	200.6
Prepaid expenses and other current assets	133.4	95.6
Total current assets	1,756.6	1,830.9
Property, plant and equipment-net (Note 1)	438.8	499.4
Goodwill (Note 6)	410.6	404.5
Other intangible assets-net (Note 6)	68.8	88.8
Deferred income taxes (Note 11)	78.5	57.8
Operating lease assets (Note 9)	223.8	196.7
Other noncurrent assets	153.8	252.0
Total assets	$3,130.9	$3,330.1
LIABILITIES
Accounts payable	$804.5	$798.9
Accrued liabilities and other (Note 8)	351.2	311.3
Short-term operating lease liabilities (Note 9)	73.4	64.6
Short-term and current portion of long-term debt (Note 12)	61.1	71.2
Liabilities held-for-sale	—	92.1
Total current liabilities	1,290.2	1,338.1
Long-term debt (Note 12)	1,442.0	1,747.2
Pension liabilities (Note 10)	89.5	113.6
Other postretirement benefits plan liabilities (Note 10)	55.8	61.7
Long-term income tax liability (Note 11)	68.3	75.8
Long-term operating lease liabilities (Note 9)	156.9	136.4
Other noncurrent liabilities	272.0	227.6
Total liabilities	3,374.7	3,700.4
Commitments and Contingencies (Note 9)
EQUITY
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2020 and 2019	0.9	0.9
Additional paid-in-capital	3,263.6	3,348.0
Accumulated deficit	(2,240.7)	(2,336.8)
Accumulated other comprehensive loss	(153.9)	(176.2)
Treasury stock, at cost, 17.6 shares in 2020 (2019 - 18.1 shares)	(1,127.6)	(1,219.6)
Total RRD stockholders' equity	$(257.7)	$(383.7)
Noncontrolling interests	13.9	13.4
Total equity	(243.8)	(370.3)
Total liabilities and equity	$3,130.9	$3,330.1
See accompanying Notes to Consolidated Financial Statements.

R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$99.0	$(92.7)	$(9.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges-net	25.8	99.3	13.9
Depreciation and amortization	150.3	169.2	181.4
Provision for credit losses	6.7	7.4	13.3
Share-based compensation	8.1	10.9	8.6
Deferred income taxes	(14.7)	21.5	2.7
Changes in uncertain tax positions	(3.6)	(0.9)	(4.8)
Gain on investments and other assets-net	(148.0)	(15.1)	(14.9)
Loss on debt extinguishments	3.0	0.8	32.4
Net pension and other postretirement benefits plan income	(13.8)	(16.1)	(22.5)
Other	20.9	15.1	11.1
Changes in operating assets and liabilities - net of dispositions and acquisitions:
Accounts receivable-net	16.1	72.2	48.0
Inventories	5.8	15.2	15.0
Prepaid expenses and other current assets	(5.2)	(9.2)	0.9
Accounts payable	3.5	(96.4)	(68.7)
Income taxes payable and receivable	(25.6)	(27.1)	55.2
Accrued liabilities and other	31.0	(6.2)	(40.6)
Pension and other postretirement benefits plan contributions	(9.5)	(8.6)	(17.9)
Net cash provided by operating activities	149.8	139.3	203.5
INVESTING ACTIVITIES
Capital expenditures	(85.6)	(138.8)	(104.4)
Acquisition of business	—	(3.0)	—
Dispositions of businesses, net of cash disposed	247.6	50.6	44.1
Proceeds from sales of investments and other assets	43.0	65.4	54.5
Proceeds (payments) related to life insurance policies	100.0	—	(1.6)
Net cash provided by (used in) investing activities	305.0	(25.8)	(7.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	544.5
Proceeds from other short-term debt	—	—	94.5
Payments on other short-term debt	—	(37.9)	(62.4)
Payments of current maturities and long-term debt	(281.0)	(223.0)	(460.7)
Proceeds from credit facility borrowings	633.0	1,250.8	1,246.1
Payments on credit facility borrowings	(675.0)	(1,267.8)	(1,403.1)
Debt issuance costs	—	(0.3)	(10.6)
Dividends paid	(2.1)	(8.5)	(23.9)
Other financing activities	(4.2)	(2.7)	(1.6)
Net cash used in financing activities	(329.3)	(289.4)	(77.2)
Effect of exchange rate on cash, cash equivalents and restricted cash	8.3	(3.9)	(16.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	133.8	(179.8)	102.1
Cash, cash equivalents and restricted cash at beginning of year	223.8	403.6	301.5
Cash, cash equivalents and restricted cash at end of period	$357.6	$223.8	$403.6

Supplemental cash flow disclosures:
Operating cash flows (used in) provided by discontinued operations	$(1.4)	$20.7	$10.8
Investing cash flows provided by (used in) discontinued operations	$239.5	$(2.8)	$43.4

See accompanying Notes to Consolidated Financial Statements.

R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in-	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2018	89.0	$0.9	$3,444.0	(18.9)	$(1,333.1)	$(2,225.7)	$(103.7)	$(217.6)	$14.7	$(202.9)
Net (loss) income						(11.0)		(11.0)	1.4	(9.6)
Cumulative impact of adopting ASU 2018-02, net of tax						22.0	(22.0)	—		—
Other comprehensive loss							(28.1)	(28.1)	(0.4)	(28.5)
Share-based compensation			8.6					8.6		8.6
Issuance of share-based awards, net of withholdings and other			(48.6)	0.3	47.6			(1.0)		(1.0)
Cash dividends paid						(23.9)		(23.9)		(23.9)
Cumulative impact of adopting ASU 2014-09, net of tax						12.9		12.9		12.9
Distributions to noncontrolling interests								—	(1.0)	(1.0)
Balance at December 31, 2018	89.0	$0.9	$3,404.0	(18.6)	$(1,285.5)	$(2,225.7)	$(153.8)	$(260.1)	$14.7	$(245.4)
Net (loss) income						(93.2)		(93.2)	0.5	(92.7)
Other comprehensive loss							(22.4)	(22.4)	(0.1)	(22.5)
Share-based compensation			10.9					10.9		10.9
Issuance of share-based awards, net of withholdings and other			(66.9)	0.5	65.9			(1.0)		(1.0)
Cash dividends paid						(8.5)		(8.5)		(8.5)
Spinoff adjustments						(12.0)		(12.0)		(12.0)
Cumulative impact of adopting ASU 2016-02, net of tax						2.6		2.6		2.6
Distributions to noncontrolling interests								—	(1.7)	(1.7)
Balance at December 31, 2019	89.0	$0.9	$3,348.0	(18.1)	$(1,219.6)	$(2,336.8)	$(176.2)	$(383.7)	$13.4	$(370.3)
Net income						98.5		98.5	0.5	99.0
Other comprehensive income							22.3	22.3	0.7	23.0
Share-based compensation			8.1					8.1		8.1
Issuance of share-based awards, net of withholdings and other			(92.5)	0.5	92.0			(0.5)		(0.5)
Cash dividends paid						(2.1)		(2.1)		(2.1)
Cumulative impact of adopting ASU 2016-13, net of tax						(0.3)		(0.3)		(0.3)
Distributions to noncontrolling interests								—	(0.7)	(0.7)
Balance at December 31, 2020	89.0	$0.9	$3,263.6	(17.6)	$(1,127.6)	$(2,240.7)	$(153.9)	$(257.7)	$13.9	$(243.8)

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

Use of Estimates —The preparation of consolidated financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for credit losses, inventory obsolescence, asset valuations and useful lives, employee benefits, self-insurance reserves, taxes, restructuring and other provisions and contingencies.

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

Net Sales - We have historically presented Sales and Cost of Sales for products and services separately in the Consolidated Statement of Operations and related disclosures. Sales from services became immaterial in relation to Net Sales in the third quarter of 2020 when adjusted by the effect of the activity of the Logistics business now presented in discontinued operations. Accordingly, we now present sales from products and services together within Net Sales in the Consolidated Statement of Operations and related disclosures. Refer to Note 18 – Segment and Geographic Area Information for further details.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents —We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations.

Restricted cash —Restricted cash primarily includes amounts related to letters of credit and bank acceptance drafts and amounts received in escrow in connection with the sale of DLS Worldwide (Refer to Note 2 – Discontinued Operations in the Consolidated Financial Statements).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	December 31,
	2020	2019
Cash and cash equivalents	$288.8	$191.9
Restricted cash - current (a)	62.6	32.9
Restricted cash - noncurrent (b)	6.2	0.1
Total cash, cash equivalents and restricted cash	$357.6	$224.9
(a)	Included within Prepaid expenses and other current assets within the Consolidated Balance Sheets.
(b)	Included within Other noncurrent assets within the Consolidated Balance Sheets.

Receivables and Allowance for Credit Losses —Receivables are stated net of allowances for credit losses and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single client comprised more than 10% of our consolidated net sales in 2020, 2019 or 2018. We recognize an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on credit losses expected to arise over the life of the asset’s contractual term, which includes consideration of prepayments. Assets are written off when we determine that such financial assets are deemed uncollectible and are recognized as a deduction from the allowance for credit losses. Expected recoveries of amounts previously written off, not to exceed the aggregate of the amount previously written off, are included in determining the necessary reserve at the balance sheet date. We pool financial assets based on similar risk characteristics to estimate expected credit losses. We estimate expected credit losses on financial assets individually when those assets do not share similar risk characteristics. We closely monitor our accounts receivable including timely account reconciliations, detailed reviews of past due accounts, updated credit limits, and monthly analysis of the adequacy of our reserve for credit losses.  Specific client provisions are made when a review of significant outstanding amounts, utilizing information about client creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and our historical collection experience.

We utilize a loss rate approach to determine lifetime expected credit losses for our financial assets. This method is used for calculating an estimate of losses based primarily on our historical loss experience. In determining loss rates, we evaluate information related to historical losses, adjusted for current conditions and further adjusted for the period of time that we can reasonably forecast. We have concluded that we can reasonably support a forecast period for the contractual life of our financial assets. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: the customer or vendor’s creditworthiness, changes in our policy and procedures to establish customer credit limits, changes in the payment terms of receivables, existence and effect of any concentration of credit and changes in the level of such concentrations, and the effects of other external forces such as the current and forecasted direction of the economic and business environment. We have considered the current and expected economic and market conditions as a result of COVID-19 in determining credit loss expense for the period ended December 31, 2020.

Transactions affecting the allowance for credit losses for financial instruments during the years ended December 31, 2020 and 2019 were as follows. Recoveries were immaterial for the years ended December 31, 2020 and 2019.

	2020	2019
Balance, beginning of year	$14.3	$19.6
Additional allowance recognized due to adoption of Topic ASC 326	0.3	—
Credit loss expense	5.7	3.3
Write-offs and other	(4.4)	(8.6)
Balance, end of year	$15.9	$14.3

Inventories —Inventories include material, labor and factory overhead and are stated at the lower of cost or market and net of excess and obsolescence reserves for raw materials and finished goods. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory. Specific excess and obsolescence provisions are also made when a review of specific balances indicates that the inventories will not be utilized in production or sold. The cost of 36.6% and 37.9% of the inventories at December 31, 2020 and 2019, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method is intended to reflect the effect of inventory replacement costs within results of operations; accordingly, charges to cost of sales generally reflect recent costs of material, labor and factory overhead. We use an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out or specific identification methods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2020 and 2019 were as follows:

	2020	2019
Raw materials and manufacturing supplies	$147.3	$139.4
Work in process	64.8	64.6
Finished goods	107.9	116.4
LIFO reserve	(17.9)	(18.6)
Total	$302.1	$301.8

Long-Lived Assets —We assess potential impairments to our long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair value is generally measured by discounting estimated future cash flows. Long-lived assets, other than goodwill and other intangible assets, which are held for sale, are recorded at the lower of the carrying value or the fair value less the estimated cost to sell.

Property, Plant and Equipment —Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 15 to 40 years for buildings, the lesser of 7 years or the lease term for leasehold improvements and generally from 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations.

The components of property, plant and equipment at December 31, 2020 and 2019 were as follows:

	2020	2019
Land	$38.2	$47.8
Buildings	361.0	379.5
Machinery and equipment	1,703.1	1,702.0
	2,102.3	2,129.3
Accumulated depreciation	(1,663.5)	(1,629.9)
Total	$438.8	$499.4

During the years ended December 31, 2020, 2019 and 2018, depreciation expense was $100.8 million, $115.5 million, and $125.2 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of December 31, 2020, we have received deposits in accordance with the terms of the agreement of approximately $123.3 million which is recorded in other noncurrent liabilities on the Consolidated Balance Sheets. As of December 31, 2020, the carrying cost of the building and land use rights is recorded in other noncurrent assets and is not material. Additional deposits will be paid to us in accordance with the agreement. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate, and we expect the transaction to close in 2022 after closing conditions are satisfied and government approvals are obtained. Our contract with the buyer requires them to pay the final installment in 2022 even if the government’s approval is further delayed.  If the buyer fails to comply with terms of the agreement or terminates for any reason, the Company is entitled to retain 30% of the purchase price as liquidated damages.

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

For the remaining reporting units, we compare each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. See Note 6, Goodwill and Other Intangible Assets, for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Amortization —Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense, primarily related to internally-developed software and excluding amortization expense related to other intangible assets, was $26.1 million, $29.4 million and $27.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Deferred debt issuance costs are amortized over the term of the related debt. Other intangible assets are recognized separately from goodwill and are amortized over their estimated useful lives. See Note 6, Goodwill and Other Intangible Assets, for further discussion of other intangible assets and the related amortization expense.

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

Preferred Stock —We have two million shares of $1.00 par value preferred stock authorized for issuance. The Board of Directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. We have no present plans to issue any preferred stock. We have reserved 0.2 million preferred stock shares for issuance under the Stockholder Rights Plan discussed in Note 17.

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

Note 2. Discontinued Operations

On November 2, 2020, we sold DLS Worldwide, which was part of our broader Logistics business and a component of the Business Services reporting segment for $225.0 million cash, subject to a customary working capital adjustment and an escrow of $22.5 million. We entered into a transaction support agreement with the buyer to assist them in the transition of certain functions, including, but not limited to, information technology, finance, and HR. Further, we entered into several commercial agreements whereby we continue to receive logistics services from the divested business.  Sales from the Logistics business to RRD previously eliminated in consolidation have been recast and are now shown as external sales within the financial results of discontinued operations below. The net sales were $38.7 million, $62.7 million and $106.0 million respectively for the twelve months ended December 31, 2020, 2019 and 2018.

On November 3, 2020 we sold International Logistics, also a portion of our broader Logistics business and a component of the Business Services reporting segment for $13.0 million cash, subject to a customary working capital adjustment.

The sale of these businesses is part of our strategy to exit non-core businesses in order to pursue portfolio optimization and to reduce debt. As part of this strategic shift, we previously sold Print Logistics in July 2018 and Courier Logistics in March 2020.

The after-tax net gain on sale of discontinued operations of $127.4 million for the period ended December 31, 2020 reflects the net gain on sale of DLS Worldwide, Courier, and International Logistics.

Beginning in the third quarter of 2020, we have reflected the Print Logistics business, the Logistics Courier business, the DLS Worldwide business, and the International Logistics business, as discontinued operations for all periods presented in the Consolidated Statements of Operations.

Results of discontinued operations were as follows:

	Twelve Months Ended
	December 31,
	2020	2019	2018
Net sales	$632.5	$865.7	$1,203.8
Cost of sales	(548.6)	(758.7)	(1,070.5)
Selling, general, administrative and other operating expenses	(66.2)	(95.1)	(109.6)
Restructuring, impairment and other expense	(21.1)	(98.6)	(0.2)
Operating income (loss) from discontinued operations	(3.4)	(86.7)	23.5
Income tax expense	(0.9)	1.7	3.2
Net income (loss) from discontinued operations	$(2.5)	$(88.4)	$20.3

Restructuring, impairment, and other expenses included $20.6 million and $98.5 million of non-cash charges related to impairment of goodwill recorded in 2020 and 2019 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Our evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. The Company determines the fair value of its reporting units using a combination of comparable company market valuations and expected future discounted cash flows.

During the first quarter of 2020, we identified a triggering event at our Logistics reporting unit. We determined that the fair value of our Logistics reporting unit was lower than its carrying value, resulting in a goodwill impairment charge of $20.6 million. The goodwill impairment charge resulted from reductions in the estimated fair value for this reporting unit based on lower expectations for future revenue, profitability and cash flows driven by expected reduced demand due to the COVID-19 pandemic. The goodwill impairment charge was determined using discounted cash flow analysis and comparable marketplace fair value data which utilized Level 3 inputs including forecasted future revenue and the selection of the discount rate.

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of December 31, 2019 include the following:

December 31, 2019
Receivables, net of allowance	$120.6
Operating lease right-of-use assets	8.8
Goodwill	53.3
Intangible assets, net	10.9
Other assets	7.0
Total assets of discontinued operations	$200.6

Accounts payable	$53.3
Accrued expenses and other liabilities	38.8
Total liabilities of discontinued operations	$92.1

Note 3. Dispositions

2019 Dispositions

On October 25, 2019, we completed the sale of substantially all of the Global Document Solutions (“GDS”) business for approximately $53.7 million. GDS primarily provided statements and print management services in Europe. The disposition resulted in a loss of $3.8 million during 2019, which was recorded in Other operating expense (income) in the Consolidated Statements of Operations.

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

Note 4. Revenue Recognition

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with clients according to Subtopic 606, which we adopted on January 1, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

 Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	2020	2019	2018
Commercial print	$1,357.7	$1,694.5	$1,935.6
Packaging	687.6	668.5	672.0
Direct marketing	555.4	676.7	581.6
Labels	496.6	497.4	481.4
Statements	441.6	545.4	584.2
Digital print and fulfillment	425.7	492.1	474.4
Supply chain management	329.9	298.7	321.0
Forms	202.4	244.3	267.5
Business process outsourcing	169.4	243.9	259.6
Digital and creative solutions	100.0	111.7	125.1
Total net sales	$4,766.3	$5,473.2	$5,702.4

Revenue for commercial print, direct marketing, packaging, statements, labels, digital print and fulfillment, supply chain management and forms is primarily recognized at a point in time. We generally recognize revenue for these products upon the transfer of control of the products to the client which typically occurs upon transfer of title and risk of ownership, which is generally upon shipment to the client. For certain products, we are able to recognize revenue for completed inventory billed but not yet shipped at the client’s direction. Revenue for business process outsourcing and digital and creative solutions is recognized over time or at a point in time, depending on the nature of the service which could be either recurring or project-based.

The following is a description of our products and services:

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

Packaging

We generate revenue by providing packaging solutions, ranging from rigid boxes to in-box print materials, for clients in healthcare and life sciences, consumer electronics, cosmetics and consumer packaged goods industries.

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

Supply Chain Management

We generate revenue by providing workflow design to assembly, configuration, kitting and fulfillment for clients in life sciences and healthcare, consumer electronics, telecommunications, cosmetics, education and industrial industries.

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

Contract Balances

The following table provides information about contract assets and liabilities from contracts with clients:

	Contract Liabilities
	Short-Term	Long-Term
Balance at January 1, 2020	$18.9	$0.2
Balance at December 31, 2020	15.6	—

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations. Revenue recognized during the year ended December 31, 2020 from amounts included in contract liabilities at the beginning of the period was approximately $16.9 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 5. Restructuring, Impairment and Other Charges

For the year ended December 31, 2020, we recorded the following net restructuring, impairment and other charges:

	Employee Terminations	Other Restructuring Charges	Impairment and Other	Multi-Employer Pension Plan Charges	Total
Business Services	$18.0	$8.7	$(7.8)	$2.5	$21.4
Marketing Solutions	4.6	3.7	1.2	0.4	9.9
Corporate	10.2	21.4	—	37.1	68.7
Total	$32.8	$33.8	$(6.6)	$40.0	$100.0

For the year ended December 31, 2020, we recorded restructuring charges of $32.8 million for employee termination costs. These charges primarily relate to the closure of the Chilean operations and other announced facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. We also incurred other restructuring charges of $33.8 million, primarily comprised of consulting charges, lease terminations and other, and $40 million of multi-employer pension plan (“MEPP”) withdrawal obligation charges during the twelve months ended December 31, 2020. The MEPP charges during the twelve months ended December 31, 2020 included $37.1 million representing our estimate of payments we believe we will be required to make with respect to LSC’s MEPP liabilities. Refer to Note 9, Commitment and Contingencies for further discussion.

Additionally, we recorded net gains of $11.8 million on the sale of restructured facilities and equipment for the year ended December 31, 2020.

For the year ended December 31, 2019, we recorded the following net restructuring, impairment and other charges:

	Employee Terminations	Other Restructuring Charges	Impairment and Other	Multi-Employer Pension Plan Charges	Total
Business Services	$20.1	$7.4	$(5.0)	$2.5	$25.0
Marketing Solutions	0.5	0.1	—	0.4	1.0
Corporate	1.6	9.1	—	—	10.7
Total	$22.2	$16.6	$(5.0)	$2.9	$36.7

For the year ended December 31, 2019, we recorded net restructuring charges of $22.2 million for employee termination costs. These charges primarily relate to the relocation of a printing facility in Shenzhen, China, other announced facility closures in the Business Services segment, and the reorganization of selling, general and administrative functions across each segment. Other restructuring charges of $16.6 million for the year ended December 31, 2019 are primarily comprised of environmental matters, lease terminations and other.

Additionally, we recorded a net gain of $5.7 million on the sale of restructured facilities and equipment.

For the year ended December 31, 2018, we recorded the following net restructuring, impairment and other charges:

	Employee Terminations	Other Restructuring Charges	Impairment and Other	Multi-Employer Pension Plan Charges	Total
Business Services	$9.9	$8.3	$4.8	$2.6	$25.6
Marketing Solutions	2.0	—	1.5	0.4	3.9
Corporate	0.8	7.6	0.7	—	9.1
Total	$12.7	$15.9	$7.0	$3.0	$38.6

For the year ended December 31, 2018, we recorded net restructuring charges of $12.7 million for employee termination costs. These charges primarily related to the reorganization of selling, general and administrative functions across each segment, and facility closures in the Business Services segment. We also incurred lease termination and other restructuring charges of $15.9 million for the year ended December 31, 2018. For the year ended December 31, 2018, we recorded impairment charges of $13.7 million related to long-lived assets which were written down to their implied fair value of zero, primarily due to facility closures.

Additionally, we recorded a net gain of $6.7 million on the sale of previously impaired assets in the Business Services segment for the year ended December 31, 2018. The majority of these assets were previously impaired in 2015. For the year ended December 31, 2018, we also recorded charges of $3.0 million for MEPP withdrawal obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Restructuring Reserve

The restructuring reserve as of December 31, 2020 and 2019, and changes during the year ended December 31, 2020, were as follows:

	December 31, 2019	Restructuring and Other Charges	Foreign Exchange and Other	Cash Paid	December 31, 2020
Employee terminations	$3.5	$32.8	$—	$(30.1)	$6.2
MEPP withdrawal obligations	40.5	40.0	—	(10.3)	70.2
Other	8.5	33.8	1.4	(31.5)	12.2
Total	$52.5	$106.6	$1.4	$(71.9)	$88.6

The current portion of restructuring reserves of $33.3 million at December 31, 2020 was included in Accrued liabilities and other, while the long-term portion of $55.3 million, primarily related to MEPP withdrawal obligations, employee terminations in litigation, environmental reserves and lease termination costs, was included in Other noncurrent liabilities at December 31, 2020. The liabilities for the withdrawal obligations associated with our decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $17.8 million and $52.4 million, respectively, as of December 31, 2020. See Note 10, Retirement Plans, and Note 9 – Commitment and Contingencies, for further discussion of MEPPs.

We anticipate that payments associated with the employee terminations reflected in the above table will be substantially completed by December 2021, excluding employee terminations in litigation within the Business Services segment.

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

The restructuring reserve as of December 31, 2019 and 2018, and changes during the year ended December 31, 2019, were as follows:

	December 31, 2018	Restructuring and Other Charges	Foreign Exchange and Other	Cash Paid	December 31, 2019
Employee terminations	$4.8	$22.2	$(1.7)	$(21.8)	$3.5
MEPP withdrawal obligations	44.2	2.9	—	(6.6)	40.5
Other	6.1	16.6	—	(14.2)	8.5
Total	$55.1	$41.7	$(1.7)	$(42.6)	$52.5

The current portion of restructuring reserves of $14.8 million at December 31, 2019 was included in Accrued liabilities and other, while the long-term portion of $37.7 million, primarily related to MEPP withdrawal obligations, employee terminations in litigation and lease termination costs, was included in Other noncurrent liabilities at December 31, 2019. The liabilities for the withdrawal obligations associated with our decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $6.5 million and $34.0 million, respectively, as of December 31, 2019. Note 10, Retirement Plans, for further discussion of MEPPs.

Payments associated with the employee terminations reflected in the above table were substantially completed by December 2020, excluding employee terminations in litigation within the Business Services segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of January 1, 2019
Goodwill	2,456.6	519.6	2,976.2
Accumulated impairment losses	(2,316.2)	(254.1)	(2,570.3)
Total	$140.4	$265.5	$405.9
Foreign exchange and other adjustments	(1.3)	—	(1.3)
Net book value as of December 31, 2019
Goodwill	2,059.1	519.5	2,578.6
Accumulated impairment losses	(1,920.0)	(254.1)	(2,174.1)
Total	$139.1	$265.4	$404.5
Foreign exchange and other adjustments	(6.1)	—	(6.1)
Net book value as of December 31, 2020
Goodwill	2,076.1	519.5	2,595.6
Accumulated impairment losses	(1,930.9)	(254.1)	(2,185.0)
Total	$145.2	$265.4	$410.6

During the year ended December 31, 2019, we reduced the gross carrying amount of goodwill and accumulated impairment losses by $408.9 million for the disposition of the GDS business within the Business Services segment. See Note 3, Dispositions for further discussion on the disposition.

The components of other intangible assets at December 31, 2020 and 2019 were as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Client relationships	$417.0	$(361.1)	$55.9	$410.2	$(337.1)	$73.1
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	23.2	(23.2)	—	23.5	(23.5)	—
Trade names	29.1	(16.2)	12.9	31.5	(15.8)	15.7
Total other intangible assets	$471.3	$(402.5)	$68.8	$467.2	$(378.4)	$88.8

During the year ended December 31, 2019, we reduced the gross carrying amount of client relationships and accumulated amortization by $70.9 million for the disposition of the GDS business. Amortization expense for other intangible assets was $19.3 million, $21.6 million and $25.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2020:

Amount
2021	$18.9
2022	18.8
2023	18.8
2024	2.9
2025	1.3
2026 and thereafter	8.1
Total	$68.8

Note 7. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. See Note 13, Derivatives, for further discussion on financial assets and liabilities that are carried at fair value on a recurring basis in the Consolidated Balance Sheets.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the re-measurement of assets resulting in impairment charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31, 2020		As of December 31, 2020
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets	$4.5	$—	$—
Other intangible assets	0.7	—	—
Total	$5.2	$—	$—

	Year Ended December 31, 2019		As of December 31, 2019
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets	$0.6	$—	$—
Other intangible assets	0.2	—	—
Total	$0.8	$—	$—

	Year Ended December 31, 2018		As of December 31, 2018
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets	$13.7	$—	$—
Other intangible assets	0.2	—	—
Total	$13.9	$—	$—

Our accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs. In 2020 the Fair Value of long-lived assets which were ultimately impaired was determined to be $0. These assets were therefore written off and have no remaining Net Book Value.

Note 8. Accrued Liabilities and Other

The components of accrued liabilities and other at December 31, 2020 and 2019 were as follows:

	2020	2019
Employee-related liabilities	$145.1	$155.6
Deferred revenue	15.6	18.9
Restructuring liabilities and MEPP	33.3	14.8
Other	157.2	122.0
Total accrued liabilities and other	$351.2	$311.3

Employee-related liabilities consist primarily of payroll, sales commission, incentive compensation, employee benefit accruals and workers’ compensation. Incentive compensation accruals include amounts earned pursuant to our primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals, other client-related liabilities, interest expense accruals and income and other tax liabilities.

Note 9. Commitments and Contingencies

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

We also regularly investigate matters reported to our whistleblower hotline and are currently investigating matters in certain foreign locations. In addition, we may be party to litigation arising in the ordinary course of business.

We believe that the final resolution of these preference items, investigations, and litigation will not have a material effect on our consolidated results of operations, financial position or cash flows.

Leases

We determine if an arrangement is a lease at inception. Operating leases are recorded in Operating lease assets, Short-term operating lease liabilities and Long-term operating lease liabilities on the Consolidated Balance Sheets. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. Operating lease assets also include any lease payments made and are reduced by any lease incentives received. Our lease terms may include options to extend or not terminate the lease when we are reasonably certain that we will exercise any such options. Leases with an expected term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Our lease agreements do not contain material residual value guarantees, restrictions or covenants.

The components of lease expense for the year ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Operating lease cost	$89.3	$94.4
Variable lease cost	32.7	32.4
Sublease income	(1.7)	(1.2)
Total lease cost	$120.3	$125.6

Short-term lease cost is not material for the year ended December 31, 2020 and 2019 respectively.

Supplemental cash flow information related to leases for the year ended December 31, 2020 and 2019 was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows	$81.8	$81.6
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$109.0	$66.9

As of December 31, 2020, the future lease payments under operating leases were as follows:

Twelve Months Ended
2020
Year Ended December 31	Operating Leases
2021	$74.7
2022	59.5
2023	45.6
2024	30.8
2025	23.1
2026 and thereafter	39.0
Total lease payments	272.7
Less: Amount representing interest	42.4
Present value of lease obligation	$230.3

Weighted average remaining lease term	4.9 years
Weighted average discount rate	6.8%

Contingencies related to LSC Communication, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”)

Subsequent to the spinoff of LSC and Donnelley Financial, we may be contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Our exposure to these potential contingent liabilities is decreasing over time as LSC and Donnelley Financial pay monthly lease obligations and as leases expire. As of December 31, 2020, these potential contingent lease obligations were approximately $49.4 million and $2.8 million for LSC and Donnelley Financial, respectively.

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. LSC was subsequently acquired by a third party buyer (the “Buyer”). Although the Buyer assumed the majority of LSC’s existing leases, we will continue to be contingently liable for these leases until their termination or renewal. We believe the future lease obligations not assumed by the Buyer are approximately $3.0 million.

In May and June 2020 we became aware that LSC failed to make required monthly contributions to certain of their multiemployer pension plans (“MEPP”). In accordance with laws and regulations governing multiemployer pension plans, we believe that we and Donnelley Financial, as former members of the control group, are contingently liable on a joint and several liability basis for LSC’s MEPP obligations. We believe that the total undiscounted MEPP obligations for which LSC was responsible is approximately $100.0 million and is payable over an average 13-year period. The amount of our ultimate liability related to LSC's MEPP obligations is contingent upon the outcome of our negotiations with Donnelley Financial concerning how the obligations would be apportioned between us and Donnelley Financial. During the third quarter of 2020, we commenced negotiations with Donnelley Financial related to how the MEPP liabilities would be apportioned between the two parties, and agreed to enter into mediation, and then arbitration if an agreement is not reached though the mediation process. We recorded a contingent liability of approximately $37.1 million representing our current estimate of the aggregate payments we believe we will be required to make with respect to LSC’s MEPP liabilities. This amount however could be adjusted in the future based on the final allocation as a result of the mediation process or arbitration. Payments to settle this liability are scheduled to be completed by 2034.

In addition to the aforementioned contingent obligations, in October 2020, we received a demand notice from a law firm representing more than 30 individuals whose accrued supplemental non-qualified pension benefits were transferred to LSC at the time of the spin. We preliminarily settled this claim, as well as other claims from general unsecured creditors, for $5.5 million in the fourth quarter of 2020. This settlement is subject to final court approval as part of the LSC’s reorganization plan which is expected in the first or second quarter of 2021.

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

We made contributions of $9.2 million to our pension plans during the year ended December 31, 2020. We expect to make cash contributions of approximately $5.5 million to our pension plans in 2021.

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

The components of the net periodic benefit expense, (income) and total (income) were as follows:

	Pension Benefits			OPEB
	2020	2019	2018	2020	2019	2018
Service cost	$1.0	$1.0	$0.7	$—	$—	$(3.7)
Interest cost	27.4	33.3	31.3	7.3	10.1	9.4
Expected return on plan assets	(40.8)	(46.3)	(50.3)	(12.6)	(13.2)	(13.9)
Amortization of prior service credit	0.1	—	—	(5.4)	(5.4)	(3.3)
Amortization of actuarial loss (gain)	10.0	6.1	7.9	(0.7)	(1.7)	(0.6)
Settlements and curtailments	1.4	(0.1)	1.9	—	—	—
Net periodic income	$(0.9)	$(6.0)	$(8.5)	$(11.4)	$(10.2)	$(12.1)

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	3.0%	4.0%	3.4%	3.0%	4.2%	3.5%
Expected return on plan assets	4.6%	5.2%	5.5%	6.3%	6.5%	6.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

	Pension Benefits		OPEB
	2020	2019	2020	2019
Benefit obligation at beginning of year	$1,060.7	$933.0	$289.8	$277.1
Service cost	1.0	1.0	—	—
Interest cost	27.4	33.3	7.3	10.1
Plan participants' contributions	—	—	7.8	7.5
Medicare reimbursements	—	—	7.9	6.6
Actuarial loss	86.0	126.7	8.1	16.9
Plan amendments and other	0.1	2.1	—	—
Settlements	(6.6)	(0.4)	—	—
Foreign currency translation	15.0	14.2	—	0.1
Benefits paid	(45.6)	(49.2)	(27.5)	(28.5)
Benefit obligation at end of year	$1,138.0	$1,060.7	$293.4	$289.8

Fair value of plan assets at beginning of year	$985.6	$878.8	$227.7	$208.9
Actual return on assets	132.1	133.4	21.0	33.6
Settlements	(6.6)	(0.4)	—	—
Employer contributions	9.2	9.0	7.2	7.2
Company reimbursements	—	—	(6.9)	(7.6)
Medicare reimbursements	—	—	7.9	6.6
Plan participants' contributions	—	—	7.8	7.5
Foreign currency translation	15.5	14.0	—	—
Benefits paid	(45.6)	(49.2)	(27.5)	(28.5)
Fair value of plan assets at end of year	$1,090.2	$985.6	$237.2	$227.7
Total net pension and OPEB liability recognized as of December 31	$(47.8)	$(75.1)	$(56.2)	$(62.1)

The accumulated benefit obligation for all defined benefit pension plans was $1,126.2 million and $1,049.9 million at December 31, 2020 and 2019, respectively.

Actuarial gains and losses result from changes in actuarial assumptions, such as changes in the discount rate and revised mortality rates. Actuarial losses in 2020 and 2019 related to plan benefit obligations were primarily the result of changes in discount rates.

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2020 and 2019 were as follows:

	Pension Benefits		OPEB
	2020	2019	2020	2019
Prepaid pension cost (included in other noncurrent assets)	$44.2	$41.2	$—	$—
Accrued benefit cost (included in accrued liabilities)	(2.5)	(2.7)	(0.4)	(0.4)
Pension liabilities	(89.5)	(113.6)	—	—
OPEB plan liabilities	—	—	(55.8)	(61.7)
Net liabilities recognized in the Consolidated Balance Sheets	$(47.8)	$(75.1)	$(56.2)	$(62.1)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, at December 31, 2020 and 2019 were as follows:

	Pension Benefits		OPEB
	2020	2019	2020	2019
Accumulated other comprehensive (loss) income
Net actuarial (loss) gain	$(312.3)	$(334.1)	$31.1	$32.1
Net prior service credit	(2.9)	2.8	47.2	52.0
Total	$(315.2)	$(331.3)	$78.3	$84.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The pre-tax amounts recognized in other comprehensive income (loss) in 2020 as components of net periodic benefit costs were as follows:

	Pension Benefits	OPEB
Amortization of:
Net actuarial loss (gain)	$10.0	$(0.7)
Net prior service credit	0.1	(5.4)
Amounts arising during the period:
Net actuarial loss	5.3	0.3
Net prior service credit	(0.1)	—
Settlements	1.4	—
Foreign currency (gain) loss	(0.6)	—
Total	$16.1	$(5.8)

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

The weighted average assumptions used to determine the benefit obligation at the measurement date were as follows:

	Pension Benefits		OPEB
	2020	2019	2020	2019
Discount rate	2.4%	3.0%	2.2%	3.0%
Health care cost trend:
Current
Pre-Age 65	—	—	6.2%	6.2%
Post-Age 65	—	—	6.2%	6.2%
Ultimate	—	—	4.5%	4.5%
Interest crediting rate for cash balance plans	2.4%	3.4%	—	—

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2020 and 2019:

	Pension Benefits
	2020	2019
Projected benefit obligation	$872.0	$819.7
Fair value of plan assets	780.0	705.5

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2020 and 2019:

	Pension Benefits
	2020	2019
Accumulated benefit obligation	$860.1	$811.3
Fair value of plan assets	780.0	705.5

We determine our assumption for the discount rate to be used for purposes of computing interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit under Medicare Part D, as well as a federal subsidy that began in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of our retiree health care plans were at least actuarially equivalent to Medicare Part D and were eligible for the federal subsidy. During the years ended December 31, 2020 and 2019, Medicare Part D subsidies received by us were negligible.

During the year ended December 31, 2020, we received approximately $7.9 million in EGWP subsidies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Benefit payments are expected to be paid as follows:

	Pension Benefits	OPEB-Gross	Estimated Subsidy Reimbursements
2021	$47.2	$24.1	$1.5
2022	48.0	24.0	1.5
2023	49.3	23.8	1.5
2024	51.0	23.3	1.5
2025	51.9	22.8	1.5
2026-2030	271.7	105.1	6.8

Plan Assets

Our U.S. pension plans are frozen and we utilize a risk management approach for our U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2020, for the primary U.S. pension plan was approximately 50% for return seeking investments and approximately 50% for hedging investments.

We segregated our plan assets by the following major categories and levels for determining their fair value as of December 31, 2020 and 2019. All plan assets that are valued using the net asset value per share (“NAV”) practical expedient have not been included within the fair value hierarchy but are separately disclosed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The fair values of our pension plan assets at December 31, 2020 and 2019, by asset category were as follows:

	December 31, 2020			December 31, 2019
Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$18.9	$12.5	$6.4	$14.6	$10.0	$4.6
Equity	52.1	52.0	0.1	0.1	—	0.1
Fixed income	446.6	232.2	214.4	239.4	—	239.4
Other	10.9	0.2	10.7	4.3	—	4.3
Subtotal	$528.5	$296.9	$231.6	$258.4	$10.0	$248.4
Plan assets measured at NAV
Equity funds	$372.6			$366.2
Fixed income	145.5			316.2
Hedge funds and other	30.4			32.1
Real estate	13.2			12.7
Total plan assets measured at NAV	$561.7			$727.2
Total	$1,090.2			$985.6

The fair values of our OPEB plan assets at December 31, 2020 and 2019, by asset category were as follows:

	December 31, 2020			December 31, 2019
Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$37.0	$—	$37.0	$19.7	$—	$19.7
Fixed income	31.3	—	31.3	30.2	—	30.2
Other	1.4	1.4	—	0.4	0.4	—
Subtotal	$69.7	$1.4	$68.3	$50.3	$0.4	$49.9
Investments measured at NAV
Equity funds	$164.9			$161.8
Fixed income funds	2.6			15.6
Total investments measured at NAV	$167.5			$177.4
Total	$237.2			$227.7

Employee 401(k) Savings Plan — For the benefit of most of our U.S. employees, we maintain a defined contribution retirement savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. We may provide a 401(k) discretionary match to participants, but did not during the years ended December 31, 2020, 2019 and 2018.

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

During each of the years ended December 31, 2020, 2019 and 2018, we recorded $40.0 million, $2.9 million and $2.9 million for MEPP withdrawal obligations, respectively. These charges were recorded as net restructuring, impairment and other charges and represent our best estimate of the expected settlement of these withdrawal liabilities. Total contributions to these plans for the years ended December 31, 2020 and 2019 were $10.3 million and $6.5 million, respectively. See Note 5, Restructuring, Impairment and Other Charges, for further discussion on MEPP.

Note 11. Income Taxes

The components of (loss) income before income taxes for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
U.S.	$(123.8)	$(65.1)	$(83.4)
Foreign	107.9	115.7	84.7
Total	$(15.9)	$50.6	$1.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The components of income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
U.S. Federal:
Current	$(4.8)	$7.7	$7.0
Deferred	(5.3)	6.3	10.2
State:
Current	(0.7)	0.4	(10.4)
Deferred	(5.2)	7.6	(3.2)
Foreign:
Current	27.3	24.4	24.7
Deferred	(1.3)	8.5	3.2
Total	$10.0	$54.9	$31.5

The following is a reconciliation of income tax expense at the U.S. federal statutory tax rate for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Income taxes at the U.S. federal statutory tax rate	$(3.3)	$10.6	$0.3
Change in valuation allowances	(3.7)	8.1	8.3
Interest limitation valuation allowance	(8.0)	27.8	21.2
State and local income taxes, net of U.S. federal income tax benefit	4.7	(7.3)	(5.9)
Foreign tax	(2.1)	5.1	4.6
Adjustment of uncertain tax positions and interest	1.1	(0.6)	(5.4)
Foreign tax rate differential	(0.8)	(0.5)	(3.7)
Impact of the Tax Act	—	—	5.5
Tax impact of net gain on sale of Donnelley Financial and LSC shares	—	0.5	—
Tax impact on GILTI	3.5	5.2	4.9
Corporate owned life insurance policies	17.3	—	—
Other	1.3	6.0	1.7
Total	$10.0	$54.9	$31.5

Included in 2020, 2019 and 2018 is the tax impact of limitations on our interest expense deduction as a result of the Tax Act. Non-deductible interest expense will be carried forward as a deferred tax asset; however, it is more likely than not that the benefit of the deferred tax asset will not be fully realized and a full valuation allowance was recorded.

Included in 2020 is the impact from the surrender of corporate owned life insurance policies as well as tax benefits from additional interest expense deductions as result of the Cares Act and additional tax guidance issued in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Included in 2018 is the final income tax expense adjustment associated with the enactment of the Tax Act, which included the one-time transition tax on foreign earnings, as well as $1.5 million to net deferred tax assets for the reduced corporate income tax rate. Additionally, the 2018 rate includes the inability to recognize a tax benefit on certain losses.

 Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows:

	2020	2019
Deferred tax assets:
Pension and OPEB plan liabilities	$29.1	$38.9
Net operating losses and other tax carryforwards	195.6	205.6
Interest limitation carryforward	21.4	49.6
Accrued liabilities	48.6	53.9
Foreign depreciation	19.4	30.6
Operating lease liabilities	59.4	48.7
Other	16.7	9.4
Total deferred tax assets	390.2	436.7
Valuation allowances	(195.7)	(237.5)
Net deferred tax assets	$194.5	$199.2

Deferred tax liabilities:
Accelerated depreciation	$(50.0)	$(70.3)
Other intangible assets	(8.1)	(9.4)
Inventories	(8.6)	(10.0)
Operating lease assets	(58.1)	(47.4)
Other	(5.7)	(16.4)
Total deferred tax liabilities	(130.5)	(153.5)

Total net deferred tax assets	$64.0	$45.7

The change in net deferred tax assets includes the use of previously disallowed interest and capital losses and their associated valuation allowances as a result of the net gain on sale from discontinued operations.

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Balance, beginning of year	$237.5	$255.9	$238.3
Current year expense-net	(44.8)	34.5	29.1
Write-offs	—	(50.1)	(0.2)
Foreign exchange and other	3.0	(2.8)	(11.3)
Balance, end of year	195.7	237.5	$255.9

As of December 31, 2020, we had domestic and foreign net operating loss and other tax credit carryforwards of approximately $126.8 million and $68.8 million ($141.2 million and $64.4 million, respectively, at December 31, 2019), of which $113.5 million expires between 2021 and 2030. Limitations on the utilization of these deferred tax assets may apply therefore we have provided valuation allowances of $174.4 million on these deferred tax assets as of December 31, 2020 ($187.9 million at December 31, 2019).

We are not permanently reinvested on certain foreign earnings yet remain permanently reinvested on all other foreign earnings and other outside basis differences. We have recognized deferred tax liabilities of $4.5 million, $6.7 million and $6.5 million as of December 31, 2020, 2019 and 2018, respectively, related to local taxes on certain foreign earnings which are not considered to be permanently reinvested.

Cash payments for income taxes were $68.7 million, $73.1 million and $37.2 million during the years ended December 31, 2020, 2019 and 2018, respectively. Cash refunds for income taxes were $7.2 million, $12.1 million and $52.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Our income taxes payable for federal and state purposes has been reduced by the tax benefits associated with the exercise and vesting of stock based compensation awards.

See Note 15, Other Comprehensive Loss, for details of the income tax expense or benefit allocated to each component of other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Uncertain tax positions

Changes in unrecognized tax benefits at December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Balance at beginning of year	$23.1	$25.0	$30.9
Additions for tax positions of the current year	—	0.1	0.2
Additions for tax positions of prior years	4.1	—	—
Reductions for tax positions of prior years	(2.1)	—	(2.8)
Settlements during the year	(2.9)	(0.4)	(0.1)
Lapses of applicable statutes of limitations	(1.5)	(1.6)	(3.2)
Balance at end of year	$20.7	$23.1	$25.0

As of December 31, 2020, 2019 and 2018, we had $20.7 million, $23.1 million and $25.0 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $13.3 million as of December 31, 2020, if recognized, would decrease income taxes.

As of December 31, 2020, it is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months by as much as $10.8 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state and international tax positions.

We classify interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest (benefit) expense related to tax uncertainties recognized in the Consolidated Statements of Operations were insignificant for the years ended December 31, 2020, 2019 and 2018, respectively. There were no benefits from the reversal of accrued penalties for the years ended December 31, 2020, 2019 and 2018. Accrued interest of $3.7 million and $3.6 million related to income tax uncertainties are reported in Other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2020 and 2019, respectively. There were no accrued penalties related to income tax uncertainties for the years ended December 31, 2020 and 2019.

We have tax years from 2010 and thereafter that remain open and subject to examination by the IRS, certain state taxing authorities or certain foreign tax jurisdictions.

Note 12. Debt

Debt at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Borrowings under the ABL Credit Facility	$—	$42.0
7.625% notes due June 15, 2020	—	65.8
7.875% notes due March 15, 2021	—	167.1
8.875% debentures due April 15, 2021	55.6	60.2
7.000% notes due February 15, 2022	79.3	140.0
6.500% notes due November 15, 2023	75.0	290.6
Term Loan due January 15, 2024 (a)	535.8	540.3
6.000% notes due April 1, 2024	61.7	298.3
8.250% notes due July 1, 2027	245.8	—
6.625% debentures due April 15, 2029	103.4	157.9
8.500% notes due April 15, 2029	301.6	—
8.820% debentures due April 15, 2031	54.5	69.0
Unamortized debt issuance costs	(9.6)	(12.8)
Total debt	1,503.1	1,818.4
Less: current portion	61.1	71.2
Long-term debt	$1,442.0	$1,747.2
(a)	As of December 31, 2020 and 2019, the interest rate on the Term Loan due January 15, 2024 was 5.15% and 6.80%, respectively.

The fair values of the senior notes and debentures, which were determined using the market approach based upon quoted prices or interest rates available to us for debt obligations with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt was greater than its book value by approximately $142.9 million and $29.3 million at December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

During the year ended December 31, 2020, we executed various transactions that reduced our near-term maturities and extended our debt maturity profile. During this period, we repurchased on the open market $98.5 million aggregate principal of debt maturing in 2020, 2021, and 2022, including $1.3 million of the 7.625% notes due 2020 (the “2020 Notes”), $67.6 million aggregate principal of 7.875% notes due 2021 (the “2021 Notes”), $1.3 million aggregate principal of the 8.875% debentures due 2021 (the “2021 Debentures”), and $28.3 million aggregate principal of the 7.000% notes due in 2022 (the “2022 Notes”) using available cash. These repurchases included a cumulative premium of $0.9 million.

On December 4, 2020, we redeemed the remaining $83.3 million aggregate principal outstanding of the 2021 Notes using a combination of available cash and a borrowing under our ABL Credit Facility. The redemption price included a premium of $1.7 million.

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

During the year ended December 31, 2019, we repurchased on the open market $23.4 million and $20.7 million in aggregate principal amount of the 2021 Notes and 2021 Debentures, respectively. We recorded a loss on debt extinguishment of $0.8 million in 2019 on these repurchases.

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

On October 15, 2018, we repurchased $172.6 million and $257.4 million in aggregate principal amount of the 2020 Notes and the 2021 Notes, respectively, pursuant to a tender offer. We recorded a loss on debt extinguishment of $32.3 million in the fourth quarter of 2018 on the repurchase of the bonds, representing tender premiums paid of $29.0 million, write-off of unamortized debt issuance costs of $1.5 million and fees and expenses of $1.8 million.

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

Based on our Borrowing Base as of December 31, 2020 and existing borrowings, we had approximately $575.9 million of borrowing capacity available under the ABL Credit Facility. The weighted average interest rate on borrowings under our ABL Credit Facility was 1.7%, 3.7%, 3.5% for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Our debt agreements contain customary affirmative and negative covenants including negative covenants restricting, among other things, our ability to incur debt, make investments, make certain restricted payments (including payments on certain other debt and external dividends), incur liens securing other debt, consummate certain fundamental transactions, enter into transactions with affiliates and consummate asset sales. The ABL Credit Agreement contains a covenant which requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if availability under the ABL Credit Facility declines below certain levels. The Term Loan Credit Agreement requires that the net cash proceeds of significant asset sales be used to prepay the Term Loan to the extent that the net cash proceeds are not used for reinvestment in assets useful to our business, certain acquisitions and investments, repayment of certain borrowings under our ABL Credit Facility or the funding of debt repayments, redemptions or tenders of certain existing notes maturing prior to the maturity of the Term Loan, in each case, subject to certain restrictions and limitations set forth in the Term Loan Credit Agreement.

As of December 31, 2020, we had no outstanding borrowings and $56.1 million of letters of credit issued under the ABL Credit Facility. We also had $166.5 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”), of which we had $91.5 million in outstanding letters of credit, bank guarantees and bank acceptance drafts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

At December 31, 2020, the future maturities of debt were as follows:

Amount
2021	61.1
2022	84.8
2023	80.5
2024	584.2
2025	—
2026 and thereafter	721.3
Total (a)	$1,531.9
(a)	Excludes unamortized debt issuance costs of $9.6 million and $19.2 million of bond discount which do not represent contractual commitments with a fixed amount or maturity date.

Interest expense

The following table summarizes interest expense included in the Consolidated Statements of Operations:

	2020	2019	2018
Interest incurred	$138.6	$155.7	$173.8
Less: interest income	1.5	2.7	4.2
Less: interest capitalized as property, plant and equipment	2.0	2.4	1.3
Interest expense, net	$135.1	$150.6	$168.3

Interest paid was $125.8 million, $158.6 million and $173.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forward contracts. To the extent the gains and losses associated with the fair values of foreign currency derivatives are recognized in the Consolidated Statements of Operations, they are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at December 31, 2020 and 2019 was $220.7 million and $179.9 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

In the fourth quarter of 2019 and the first quarter of 2020, we entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of our floating-rate Term Loan based on LIBOR to a fixed-rate. The interest rate swaps, with a notional value of $400.0 million, were designated as cash flow hedges against the variability of cash flows associated with our Term Loan scheduled to mature on January 15, 2024, which are attributable to changes in the benchmark interest rate.

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

As of December 31, 2020 and 2019, the fair values of our derivative financial instruments and their classifications on the Consolidated Balance Sheets were as follows:

	Classification on Consolidated Balance Sheets	2020	2019
Derivative assets
Foreign currency contracts:
Not designated as hedging instruments	Prepaid expenses and other current assets	$5.9	$0.9
Interest rate swap agreements:
Designated as cash flow hedges	Other noncurrent assets	—	1.0

Derivative liabilities
Foreign currency contracts:
Not designated as hedging instruments	Accrued liabilities and other	$2.3	$0.1
Interest rate swap agreements:
Designated as cash flow hedges	Accrued liabilities and other	$5.0	$—
Designated as cash flow hedges	Other noncurrent liabilities	$9.6	$—

The pre-tax (gains) losses recognized on derivative financial instruments in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Classification of (Gain) Loss Recognized in the Consolidated Statements of Operations	2020	2019	2018
Derivatives not designated as hedges
Foreign currency contracts	Selling, general and administrative expenses	$(13.6)	$1.5	$2.0
Derivatives designated as cash flow hedges
Interest rate swap agreements	Interest expense, net	3.4	(0.1)	—

The pre-tax losses (gains) recognized on derivative financial instruments in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Derivatives designated as cash flow hedges
Interest rate swap agreements	$19.0	$(1.1)	$—

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

During the years ended December 31, 2020, 2019 and 2018, no shares of common stock were purchased by us, however, shares were withheld for tax liabilities upon the vesting of equity awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Basic and diluted net (loss) earnings per share attributable to RRD common stockholders:
Continuing operations	$(0.37)	$(0.07)	$(0.45)
Discontinued operations	$1.73	(1.24)	0.29
Net earnings (loss) attributable to RRD stockholders	$1.36	$(1.31)	$(0.16)

Numerator:
Net loss from continuing operations	$(26.4)	$(4.8)	$(31.6)
Net income (loss) from discontinued operations	$124.9	(88.4)	20.6
Net earnings (loss) attributable to RRD stockholders	$98.5	$(93.2)	$(11.0)

Denominator:
Basic and diluted weighted average number of common shares outstanding	72.3	71.2	70.6

Weighted average number of anti-dilutive share-based awards:
Stock options	0.3	0.5	0.8
Restricted stock units	1.1	1.0	0.8
Total	1.4	1.5	1.6

Dividends declared per common share	$0.03	$0.12	$0.34

Note 15. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and income tax expense allocated to each component for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020			2019			2018
	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$27.8	$—	$27.8	$7.0	$—	$7.0	$(39.9)	$—	$(39.9)
Adjustment for net periodic pension and OPEB plan cost	10.3	3.1	7.2	(39.8)	(9.3)	(30.5)	15.3	3.9	11.4
Changes in fair value of derivatives	(15.6)	(3.6)	(12.0)	1.0	—	1.0	—	—	—
Other comprehensive income (loss)	$22.5	$(0.5)	$23.0	$(31.8)	$(9.3)	$(22.5)	$(24.6)	$3.9	$(28.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The following table summarizes changes in accumulated other comprehensive loss by component for the years ended December 31, 2020, 2019 and 2018:

	Changes in the Fair Value of Derivatives	Pension and OPEB Plan Cost	Translation Adjustments	Total
Balance at January 1, 2018	$—	$(144.6)	$40.9	$(103.7)
Other comprehensive income (loss) before reclassifications	—	6.4	(39.5)	(33.1)
Amounts reclassified from accumulated other comprehensive loss	—	4.4	—	4.4
Impact of adopting ASU 2018-02	—	(22.0)	—	(22.0)
Other	—	0.6	—	0.6
Net change in accumulated other comprehensive loss	—	(10.6)	(39.5)	(50.1)
Balance at December 31, 2018	$—	$(155.2)	$1.4	$(153.8)
Other comprehensive income (loss) before reclassifications	1.1	(29.7)	3.0	(25.6)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	(0.8)	4.1	3.2
Net change in accumulated other comprehensive loss	1.0	(30.5)	7.1	(22.4)
Balance at December 31, 2019	$1.0	$(185.7)	$8.5	$(176.2)
Other comprehensive (loss) income before reclassifications	(15.4)	2.8	27.1	14.5
Amounts reclassified from accumulated other comprehensive loss	3.4	4.4	—	7.8
Net change in accumulated other comprehensive loss	(12.0)	7.2	27.1	22.3
Balance at December 31, 2020	$(11.0)	$(178.5)	$35.6	$(153.9)

As of July 1, 2018, we adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which resulted in a decrease to Accumulated deficit and increase to Accumulated other comprehensive loss of $22.0 million.

Reclassifications from accumulated other comprehensive loss for the year ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018	Classification in the Consolidated Statements of Operations
Translation Adjustments:
Net realized loss	$—	$4.1	$—	(a)
Reclassifications, net of tax	$—	$4.1	$—
Amortization of pension and OPEB plan cost:
Net actuarial loss	$9.3	$4.4	$7.3	(b)
Net prior service credit	(5.3)	(5.4)	(3.3)	(b)
Curtailments and settlements	1.4	(0.1)	1.9	(b)
Reclassifications before tax	5.4	(1.1)	5.9
Income tax benefit (expense)	1.0	(0.3)	1.5
Reclassifications, net of tax	$4.4	$(0.8)	$4.4
Derivatives:
Net realized loss (gain)	$3.4	$(0.1)	$—	(c)
Reclassifications, net of tax	$3.4	$(0.1)	$—
Total reclassifications, net of tax	$7.8	$3.2	$4.4
(a)	Included within selling, general and administrative expenses in the Consolidated Statements of Operations.
(b)

These accumulated other comprehensive (loss) income components are included in the calculation of net periodic pension and OPEB plan (income) expense recognized in cost of sales and net investment and other income in the Consolidated Statements of Operations (see Note 10, Retirement Plans).

(c)	Included within net interest expense in the Consolidated Statements of Operations.

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

Share-Based Compensation Expense

The total share-based compensation expense was $8.1 million, $10.9 million and $8.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The resulting income tax benefit was $2.1 million, $2.8 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, $4.7 million of unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 1.4 years.

Share-Based Compensation Plans

We have one share-based compensation plan under which we may grant future awards, as described below, and one terminated or expired share-based compensation plan under which awards remain outstanding.

The 2017 Performance Incentive Plan (“2017 PIP”) was approved by stockholders to provide incentives to our key employees. Awards under the 2017 PIP are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights. There were 7.3 million shares of common stock reserved and authorized for issuance under the 2017 PIP. At December 31, 2020, there were 1.7 million shares of common stock authorized and available for grant under the 2017 PIP.

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

We have granted performance share unit awards to certain executive officers and senior management. Distributions under these awards are payable at the end of their respective performance periods in common stock or cash, at our discretion. The number of share units that vest can range from zero to 150% for the 2020, 2019 and 2018 awards, depending on achievement of a targeted performance metric for a performance period of three years inclusive of the year in which the award was granted. These awards are subject to forfeiture upon termination under certain circumstances prior to vesting. We expense the cost of the performance share unit awards based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.

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

Stock Options

There were no options granted during the years ended December 31, 2020, 2019 and 2018.

Stock option awards as of December 31, 2020 and 2019, and changes during the year ended December 31, 2020 were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2019	420	$26.38	1.4	$—
Cancelled/forfeited/expired	(144)	31.76
Outstanding at December 31, 2020	276	23.59	0.9	—
Vested and exercisable at December 31, 2020	276	$23.59	0.9	$—

There was no unrecognized compensation expense related to stock options as of December 31, 2020.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2020 and 2019, and changes during the year ended December 31, 2020 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,235	$6.66
Granted	1,314	1.39
Vested	(1,087)	4.85
Forfeited	(22)	8.38
Nonvested at December 31, 2020	1,440	$3.18

As of December 31, 2020, there was $2.3 million of unrecognized share-based compensation which will be recognized over a weighted-average period of 1.5 years. The fair value of these awards was determined based on our stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Performance Share Units

Nonvested performance share unit awards as of December 31, 2020 and 2019, and changes during the year ended December 31, 2020, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,546	$7.21
Granted	815	1.61
Vested	(144)	16.30
Forfeited	(141)	13.64
Nonvested at December 31, 2020	2,076	$3.94

As of December 31, 2020, there was $2.4 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted-average period of 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Phantom Stock Units

Phantom stock unit awards as of December 31, 2020 and changes during the year ended December 31, 2019, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	2,313	$5.87
Granted	3,440	2.36
Vested	(665)	5.77
Forfeited	(485)	3.96
Nonvested at December 31, 2020	4,603	$3.25

As of December 31, 2020, there was $6.2 million of unrecognized compensation expense related to phantom stock unit awards based on the price of our common stock on that date, which is expected to be recognized over a weighted-average period of 1.9 years.

Note 17. Stockholder Rights Plan

On August 28, 2019, our Board of Directors approved a Stockholder Rights Agreement (the “Rights Agreement”). Our Board of Directors approved an amendment of the Rights Agreement on August 17, 2020 to extend the agreement for an additional year.   Under the terms of the Rights Agreement, each share of our common stock is accompanied by one right; each right entitles the stockholder to purchase from the Company one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock at an exercise price of $12 per share, subject to adjustment.

Subject to certain exceptions, the rights become exercisable 10 business days following a public announcement that a person (the “Acquiring Person”) has acquired beneficial ownership of 10% (or 20% in certain circumstances ) or more of the outstanding shares of common stock of the Company (the “Stock Acquisition Date”). The rights will expire on August 28, 2021, unless redeemed, exchanged or terminated earlier by the Company. The Rights Agreement can be amended by our Board of Directors allowing for an extension of the expiration date. At any time until 10 business days following the Stock Acquisition Date, the Company may redeem the rights for $0.001 per right.

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

Note 18. Segment and Geographic Area Information

Our segments and their product and service offerings are summarized below:

Business Services

Business Services provides customized solutions at scale to help clients inform, service and transact with their customers. The segment’s primary product and service offerings include commercial print, statement printing, labels, packaging, supply chain management, forms and business process outsourcing. This segment also includes all of our operations in Asia, Europe, Canada and Latin America.

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2020
Business Services	$3,743.6	$(58.4)	$3,685.2	$227.9	$2,220.9	$95.1	$48.9
Marketing Solutions	1,103.1	(22.0)	1,081.1	56.3	674.3	47.2	16.3
Total operating segments	4,846.7	(80.4)	4,766.3	284.2	2,895.2	142.3	65.2
Corporate	—	—	—	(176.1)	235.7	3.4	20.4
Total operations	$4,846.7	$(80.4)	$4,766.3	$108.1	$3,130.9	$145.7	$85.6

Year ended December 31, 2019
Business Services	$4,276.9	$(84.2)	$4,192.7	$220.0	$2,328.9	$101.6	$79.8
Marketing Solutions	1,314.3	(33.8)	1,280.5	67.0	748.1	53.9	36.5
Total operating segments	5,591.2	(118.0)	5,473.2	287.0	3,077.0	155.5	116.3
Corporate	—	—	—	(101.7)	253.1	7.1	22.5
Total operations	$5,591.2	$(118.0)	$5,473.2	$185.3	$3,330.1	$162.6	$138.8

Year ended December 31, 2018
Business Services	$4,593.1	$(71.8)	$4,521.3	$221.1	$2,761.8	$119.7	$69.4
Marketing Solutions	1,218.6	(37.5)	$1,181.1	54.6	674.6	47.4	11.6
Total operating segments	5,811.7	(109.3)	5,702.4	275.7	3,436.4	167.1	81.0
Corporate	—	—	—	(94.1)	204.4	5.6	23.4
Total operations	$5,811.7	$(109.3)	$5,702.4	$181.6	$3,640.8	$172.7	$104.4

Corporate assets consisted of the following items at December 31, 2020, 2019 and 2018:

	2020	2019	2018
Cash and cash equivalents	$(10.9)	$(47.6)	$(31.8)
Deferred income tax assets, net of valuation allowances	43.9	29.4	37.1
Software, net	34.7	43.8	42.6
Deferred compensation plan and Company owned life insurance assets	0.2	93.9	89.3
Property, plant and equipment, net	28.6	32.2	32.1
Other	139.2	101.4	35.1
Total Corporate assets	$235.7	$253.1	$204.4

Net restructuring, impairment and other charges by segment for the years ended December 31, 2020, 2019 and 2018 are described in Note 5, Restructuring, Impairment and Other Charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Information by Geographic Area

The following table presents net sales by geographic region for the years ended December 31, 2020, 2019 and 2018. Net sales by geographic region are based upon the sales location.

	2020	2019	2018
U.S.	$3,451.3	$3,851.9	$3,892.6
Asia	868.9	907.8	968.5
Europe	224.5	435.2	485.9
Other	221.6	278.3	355.4
Consolidated net sales	$4,766.3	$5,473.2	$5,702.4

The following table presents long-lived assets by geographic region at December 31, 2020, 2019 and 2018. Long-lived assets include net property, plant and equipment, operating lease assets, noncurrent deferred tax assets and other noncurrent assets.

	2020	2019	2018
U.S.	$608.1	$733.6	$614.0
Asia	160.8	138.9	113.8
Europe	63.3	57.4	75.5
Other	62.7	76.0	63.2
Consolidated long-lived assets	$894.9	$1,005.9	$866.5

Note 19. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which removes certain disclosures that are no longer cost beneficial and also includes additional disclosures to improve the overall usefulness of the disclosure requirements to financial statement users. ASU 2018-14 will be effective for public entities for fiscal years ending after December 15, 2020; early adoption is permitted. We adopted ASU 2018-14 on December 31, 2020 and have reflected the required disclosure modifications in Note 10, Retirement Plans.

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

Accounting Pronouncements Issued and Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as LIBOR. This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. None of our debt contracts have been modified in 2020, therefore, we have not yet adopted the new guidance. We are currently evaluating the impact of ASU 2020-04 on the consolidated financial statements, which we will adopt upon the first modification to our debt agreements.

In December 2019, the FASB issued ASU No. 2019-12 “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, however early adoption is permitted. We will follow all applicable changes as required as of January 1, 2021, the effective date, and no changes are necessary to earlier periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

R.R. Donnelley & Sons Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 9 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, “Leases (Topic 842)”, using the modified retrospective approach.

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

Goodwill — Logistics Reporting Unit - Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. The Company determines the fair value of its reporting units using a combination of comparable company market valuations and expected future discounted cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

During the first quarter of 2020, the Company identified a triggering event at its Logistics reporting unit. The Company determined that the fair value of its Logistics reporting unit was lower than its carrying value, resulting in a goodwill impairment charge of $20.6 million.

Given the significant uncertainties related to the emerging COVID-19 pandemic, the determination of fair value of the reporting unit required management to make significant estimates and assumptions, particularly related to the forecast of future revenue and the selection of the discount rate for its Logistics reporting unit. We identified the auditing of the fair value of this reporting unit as a critical audit matter due to the significant estimates and assumptions made by management to estimate the fair value based on the expected discounted cash flows to be generated by the reporting unit, and the highly sensitive impact of these assumptions to the recorded impairment. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecast of future revenue and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast of future revenue and the selection of the discount rate for the Logistics reporting unit included the following, among others:

•	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including controls related to management’s forecast of future revenue and the selection of the discount rate.
•	We evaluated management’s ability to accurately forecast future revenue by comparing actual results to management’s historical forecasts.
•	We assessed the reasonableness of management’s revenue forecast by comparing the forecast to:
o	Internal budgets and plans provided to management and the Board of Directors.
o	Forecasted information included in industry reports for the specific reporting unit.
o	Forecasted macroeconomic factors such as gross domestic product
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
o	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2021

We have served as the Company's auditor since 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

UNAUDITED INTERIM FINANCIAL INFORMATION

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2020
Net sales	$1,216.9	$1,009.6	$1,191.3	$1,348.5	$4,766.3
Gross profit	248.3	192.3	247.7	288.8	977.1
Income (loss) from operations	33.1	(19.0)	15.9	78.1	108.1
Net income (loss) from continuing operations	7.0	(57.2)	(9.1)	33.4	(25.9)
Less: income attributable to noncontrolling interests	0.1	-	0.2	0.2	0.5
Net income (loss) from continuing operations attributable to RRD common stockholders	6.9	(57.2)	(9.3)	33.2	(26.4)
Basic net income (loss) per share from continuing operations attributable to RRD common stockholders:
Net income (loss) from continuing operations	0.10	(0.79)	(0.13)	0.46	$(0.37)
Diluted net income (loss) per share from continuing operations attributable to RRD common stockholders:
Net income (loss) from continuing operations	0.10	(0.79)	(0.13)	0.46	$(0.37)

2019
Net sales	$1,322.8	$1,304.0	$1,417.2	$1,429.2	$5,473.2
Gross profit	252.0	248.4	284.3	299.2	1,083.9
Income from operations	20.1	15.3	71.0	78.9	185.3
Net (loss) income from continuing operations	(7.0)	6.0	(6.9)	3.6	(4.3)
Less: income (loss) attributable to noncontrolling interests	0.3	(0.4)	0.3	0.3	0.5
Net (loss) income from continuing operations attributable to RRD common stockholders	(7.3)	6.4	(7.2)	3.3	(4.8)
Basic net (loss) income per share from continuing operations attributable to RRD common stockholders:
Net (loss) income from continuing operations	(0.10)	0.09	(0.10)	0.05	$(0.07)
Diluted net (loss) income per share from continuing operations attributable to RRD common stockholders:
Net (loss) income from continuing operations	(0.10)	0.09	(0.10)	0.05	$(0.07)

Per share data is computed independently for each of the periods presented. As a result, the sum of the amounts for the quarter may not equal the total for the year.