Form 10-Q
period 2021-03-31
RR Donnelley & Sons Co
filed 2021-04-28
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes  ☐    No  ☒

As of April 26, 2021, 72.2 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$261.6	$288.8
Receivables, less allowances for credit losses of $14.6 in 2021 (2020 - $15.9)	927.4	1,009.2
Inventories (Note 4)	300.8	302.1
Assets held-for-sale	22.5	23.1
Prepaid expenses and other current assets	126.7	133.4
Total current assets	1,639.0	1,756.6
Property, plant and equipment-net (Note 5)	429.9	438.8
Goodwill (Note 6)	407.4	410.6
Other intangible assets-net (Note 6)	64.0	68.8
Deferred income taxes	78.0	78.5
Operating lease assets	214.4	223.8
Other noncurrent assets	147.7	153.8
Total assets	$2,980.4	$3,130.9
LIABILITIES
Accounts payable	$716.2	$804.5
Accrued liabilities and other	331.3	351.2
Short-term operating lease liabilities	70.0	73.4
Short-term and current portion of long-term debt (Note 15)	140.4	61.1
Total current liabilities	1,257.9	1,290.2
Long-term debt (Note 15)	1,362.7	1,442.0
Pension liabilities	84.4	89.5
Other postretirement benefits plan liabilities	53.7	55.8
Long-term income tax liability	68.3	68.3
Long-term operating lease liabilities	150.9	156.9
Other noncurrent liabilities	256.9	272.0
Total liabilities	3,234.8	3,374.7
Commitments and Contingencies (Note 14)
EQUITY (Note 10)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2021 and 2020	0.9	0.9
Additional paid-in-capital	3,105.4	3,263.6
Accumulated deficit	(2,242.0)	(2,240.7)
Accumulated other comprehensive loss	(160.3)	(153.9)
Treasury stock, at cost, 16.8 shares in 2021 (2020 - 17.6 shares)	(971.6)	(1,127.6)
Total RRD stockholders' equity	(267.6)	(257.7)
Noncontrolling interests	13.2	13.9
Total equity	(254.4)	(243.8)
Total liabilities and equity	$2,980.4	$3,130.9

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Net sales	1,173.1	1,216.9
Cost of sales	949.0	968.6
Gross profit	224.1	248.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	153.3	159.9
Restructuring, impairment and other expense -net (Note 7)	5.8	11.2
Depreciation and amortization	33.8	39.2
Other operating expense	6.1	4.9
Income from operations	25.1	33.1
Interest expense-net	30.5	33.9
Investment and other income-net	(4.8)	(4.0)
(Loss) income from continuing operations before income taxes	(0.6)	3.2
Income tax expense (benefit)	1.1	(3.8)
Net (loss) income from continuing operations	(1.7)	7.0
Gain (loss) on sale of discontinued operations, net of tax	0.6	(5.0)
Loss from discontinued operations, net of tax	—	(14.9)
Net income (loss) from discontinued operations (Note 2)	0.6	(19.9)
Net loss	(1.1)	(12.9)
Less: income attributable to noncontrolling interests	0.2	0.1
Net loss attributable to RRD common stockholders	$(1.3)	$(13.0)

Basic and diluted net (loss) earnings per share attributable to RRD common stockholders (Note 11):
Continuing Operations	$(0.03)	$0.10
Discontinued Operations	$0.01	$(0.28)
Net loss attributable to RR Donnelley stockholders	$(0.02)	$(0.18)

Weighted average number of common shares outstanding:
Basic	72.7	71.6
Diluted	72.7	71.6

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(1.1)	$(12.9)

Other comprehensive (loss) income, net of tax (Note 12):
Translation adjustments	(10.2)	(20.0)
Adjustments for net periodic pension and postretirement benefits plan cost	1.1	0.8
Changes in fair value of derivatives	2.5	(12.0)
Other comprehensive loss	(6.6)	(31.2)
Comprehensive loss	(7.7)	(44.1)
Less: comprehensive loss attributable to non-controlling interests	—	(0.1)
Comprehensive loss attributable to RRD common stockholders	$(7.7)	$(44.0)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(1.1)	$(12.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges and other-net	0.1	20.6
Depreciation and amortization	33.8	40.8
Provision for credit losses	(0.1)	4.4
Share-based compensation	0.2	1.4
Deferred income taxes	(0.5)	(1.8)
Net pension and other postretirement benefits plan income	(4.6)	(3.4)
(Gain) loss on disposition of businesses and other assets	(1.7)	6.6
Other	3.5	1.1
Changes in operating assets and liabilities:
Accounts receivable-net	75.8	62.7
Inventories	(0.4)	(4.1)
Prepaid expenses and other current assets	(6.7)	(4.9)
Accounts payable	(89.3)	(143.3)
Current income taxes	(4.6)	(13.5)
Accrued liabilities and other	(21.4)	(29.3)
Pension and other postretirement benefits plan contributions	(1.9)	(4.0)
Net cash used in operating activities	(18.9)	(79.6)
INVESTING ACTIVITIES
Capital expenditures	(13.0)	(17.7)
Disposition of businesses	(0.8)	12.9
Proceeds from sales of investments and other assets	2.4	2.9
Proceeds related to company-owned life insurance	0.1	1.6
Net cash used in investing activities	(11.3)	(0.3)
FINANCING ACTIVITIES
Payments of current maturities and long-term debt	(1.4)	(58.7)
Proceeds from credit facility borrowings	207.0	578.0
Payments on credit facility borrowings	(207.0)	(170.0)
Dividends paid	—	(2.1)
Payments of withholding taxes on share-based compensation	(2.4)	(0.6)
Other financing activities	(0.9)	(0.7)
Net cash (used in) provided by financing activities	(4.7)	345.9
Effect of exchange rate on cash, cash equivalents and restricted cash	(2.1)	(6.0)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37.0)	260.0
Cash, cash equivalents and restricted cash at beginning of year	357.6	223.8
Cash, cash equivalents and restricted cash at end of period	$320.6	$483.8

Supplemental cash flow disclosures:

Operating cash flows used in discontinued operations	$—	$(1.4)
Investing cash flows used in discontinued operations	$—	$(0.1)

See Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (“RRD,” the “Company,” “we,” “us,” and “our”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021. Operating results for the three months ended March 31, 2021 are not indicative of the results that may be expected for the fiscal year ending December 31, 2021. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at March 31, 2021 and December 31, 2020 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$261.6	$288.8
Restricted cash - current (a)	52.8	62.6
Restricted cash - noncurrent (b)	6.2	6.2
Total cash, cash equivalents and restricted cash	$320.6	$357.6

(a)	Included within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets
(b)	Included within Other noncurrent assets within the Condensed Consolidated Balance Sheets

Cash payments for income taxes were $9.8 million and $8.5 million for the three months ended March 31, 2021 and 2020, respectively. Cash refunds for income taxes were $0.5 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. Income taxes receivable of $19.6 million and $16.3 million as of March 31, 2021 and December 31, 2020, respectively, are included within Prepaid expenses and other current assets.

2. Discontinued Operations

In the fourth quarter of 2020, we completed our plan to exit our Logistics business, which was a component of the Business Services reporting segment. The Logistics business was comprised of DLS Worldwide, International Logistics, Print Logistics and Courier Logistics.  On November 2, 2020, we sold DLS Worldwide for $225.0 million cash, subject to a customary working capital adjustment and an escrow of $22.5 million. On November 3, 2020 we sold International Logistics for $13.0 million cash. The sale of these businesses was part of our strategic shift to exit non-core businesses in order to pursue portfolio optimization and to reduce debt. As part of this strategic shift, we previously sold Print Logistics in July 2018 and Courier Logistics in March 2020. During the quarter ended March 31, 2021, we finalized working capital adjustments and settled certain other contingencies related to the divested businesses, the impact of which is included in the Gain on sale of the discontinued operations, net of tax, for the quarter ended March 31, 2021.

Upon the divestitures, we entered into transition services agreements with the buyers to assist them in the transition of certain functions, including, but not limited to, information technology, finance, and human resources. Further, we entered into several commercial agreements whereby we continue to receive logistics services from the divested business. Our involvement with the divested businesses is not material in the quarter ended March 31, 2021.

We have reflected the Courier Logistics business, the DLS Worldwide business, and the International Logistics business, as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations.

Results of discontinued operations for the first quarter of 2020 were as follows:

Three Months Ended
March 31,
2020
Net sales	$204.9
Cost of sales	(179.4)
Selling, general, administrative and other operating expenses	(20.8)
Restructuring, impairment and other expense	(20.7)
Operating loss from discontinued operations	(16.0)
Income tax benefit	1.1
Net loss from discontinued operations	$(14.9)

Net sales includes sales from the Logistics businesses to RRD which were previously eliminated in consolidation and have been recast and are now shown as external sales within the financial results of discontinued operations above. The net sales were $12.2 million for the three months ended March 31, 2020.

Restructuring, impairment, and other expenses included $20.6 million of non-cash charges related to impairment of goodwill recorded in the first quarter of 2020.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	March 31,
	2021	2020
Commercial print	$336.5	$363.4
Packaging	174.4	115.1
Direct marketing	130.9	182.8
Labels	128.7	121.6
Statements	118.5	126.9
Digital print and fulfillment	97.5	113.6
Supply chain management	72.7	69.7
Forms	48.8	52.4
Business process outsourcing	42.5	44.0
Digital and creative solutions	22.6	27.4
Total net sales	$1,173.1	$1,216.9

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

Contract Balances

The following table provides information about contract liabilities from contracts with clients:

Contract Liabilities
Short-Term
Balance at December 31, 2020	$15.6
Balance at March 31, 2021	17.6

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations.

Revenue recognized during the three months ended March 31, 2021 from amounts included in contract liabilities at the beginning of the period was approximately $8.8 million.

4. Inventories

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Raw materials and manufacturing supplies	$149.2	$147.3
Work in process	63.4	64.8
Finished goods	106.1	107.9
LIFO reserve	(17.9)	(17.9)
Total inventories	$300.8	$302.1

5. Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Land	$38.2	$38.2
Buildings	360.7	361.0
Machinery and equipment	1,691.6	1,703.1
	2,090.5	2,102.3
Less: Accumulated depreciation	(1,660.6)	(1,663.5)
Total property, plant and equipment-net	$429.9	$438.8

During the three months ended March 31, 2021 and 2020 depreciation expense was $23.4 million and $28.2 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of March 31, 2021, we have received deposits in accordance with the terms of the agreement of approximately $123.3 million which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2021, the carrying cost of the building and land use rights is recorded in other noncurrent assets and is not material. Additional deposits are required to be paid to us in accordance with the agreement. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate, and we expect the transaction to close in 2022 after closing conditions are satisfied and government approvals are obtained. Our contract with the buyer requires them to pay the final installment in 2022 even if the government’s approval is further delayed.  If the buyer fails to comply with terms of the agreement or terminates for any reason, the Company is entitled to retain 30% of the purchase price as liquidated damages.

6. Goodwill and Other Intangible Assets

The carrying amount of goodwill at March 31, 2021 and December 31, 2020 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2020
Goodwill	$2,076.1	$519.5	$2,595.6
Accumulated impairment losses	(1,930.9)	(254.1)	(2,185.0)
Total	145.2	265.4	410.6
Foreign exchange	(3.2)	—	(3.2)
Net book value as of March 31, 2021
Goodwill	2,073.1	519.5	2,592.6
Accumulated impairment losses	(1,931.1)	(254.1)	(2,185.2)
Total	$142.0	$265.4	$407.4

The components of other intangible assets at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$413.5	$(361.8)	$51.7	$417.0	$(361.1)	$55.9
Trade names	28.8	(16.5)	12.3	29.1	(16.2)	12.9
Trademarks, licenses and agreements	23.2	(23.2)	—	23.2	(23.2)	—
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Total amortizable other intangible assets	467.5	(403.5)	64.0	471.3	(402.5)	68.8

Amortization expense for other intangible assets was $4.7 million for the three months ended March 31, 2021 and was $4.9 million for the three months ended March 31, 2020.

7. Restructuring, Impairment and Other

For the three months ended March 31, 2021 and 2020, we recorded the following net restructuring, impairment and other expenses:

	Three Months Ended
	March 31, 2021
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$0.8	$1.6	$0.6	$0.4	$3.4
Marketing Solutions	0.3	1.8	0.1	—	2.2
Corporate	0.4	0.6	(0.8)	—	0.2
Total	$1.5	$4.0	$(0.1)	$0.4	$5.8

	Three Months Ended
	March 31, 2020
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$5.8	$1.0	$0.6	$(1.7)	$5.7
Marketing Solutions	0.4	—	0.1	—	0.5
Corporate	1.9	3.1	—	—	5.0
Total	$8.1	$4.1	$0.7	$(1.7)	$11.2

Restructuring, Impairment and Other

For the three months ended March 31, 2021, we recorded net restructuring charges of $1.5 million for employee termination costs. These charges primarily relate to announced facility closures and the reorganization of selling, general and administrative functions across each segment. We also incurred $4.0 million of other restructuring charges during the three months ended March 31, 2021, comprised of lease terminations and environmental costs.

For the three months ended March 31, 2020, we recorded net restructuring charges of $8.1 million for employee termination costs. These charges primarily related to the closure of the Chilean operations and other facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. We also incurred other restructuring charges of $4.1 million for the three months ended March 31, 2020 and recorded net gains of $1.7 million on the sale of restructured facilities for the three months ended March 31, 2020.

Restructuring and Multiemployer Pension Plan (“MEPP”) Reserves

Restructuring and MEPP reserves as of December 31, 2020 and March 31, 2021, and changes during the three months ended March 31, 2021, were as follows:

		Restructuring	Foreign
	December 31,	and Other	Exchange and	Cash	March 31,
	2020	Charges	Other	Paid	2021
Employee terminations	$6.2	$1.5	$0.1	$(2.6)	$5.2
MEPP withdrawal obligations	70.2	(0.1)	—	(5.4)	64.7
Other	12.2	4.0	0.2	(4.3)	12.1
Total	$88.6	$5.4	$0.3	$(12.3)	$82.0

The current portion of restructuring reserves of $35.9 million at March 31, 2021 was included in Accrued liabilities and other, while the long-term portion of $46.1 million, primarily related to MEPP withdrawal obligations, employee terminations in litigation and other, was included in Other noncurrent liabilities at March 31, 2021. The liabilities for the withdrawal obligations associated with our previous decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $21.6 million and $43.1 million, respectively, as of March 31, 2021.

Payments on our MEPP withdrawal obligations are scheduled to be substantially completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to MEPP withdrawals.

The restructuring liabilities classified as “other” primarily consisted of reserves for employee termination litigation and environmental matters. Any potential recoveries or additional charges could affect amounts reported in our condensed consolidated financial statements.

8. Retirement Plans

Components of net pension and other postretirement benefits plan (“OPEB”) income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020
Pension income:
Service cost	$0.3	$0.3
Interest cost	5.1	6.9
Expected return on plan assets	(9.5)	(10.2)
Amortization, net	2.9	2.5
Net pension income	$(1.2)	$(0.5)

OPEB income:
Interest cost	1.1	1.8
Expected return on plan assets	(3.0)	(3.2)
Amortization, net	(1.5)	(1.5)
Net OPEB income	$(3.4)	$(2.9)

During the three months ended March 31, 2021 and 2020, we contributed $1.9 million and $4.0 million, respectively, to our retirement plans.

9. Share-Based Compensation

In March 2021, we awarded our annual share-based compensation grants, which consisted of 0.8 million restricted stock units with a grant date fair value of $4.52 per unit and 0.8 million performance share units also with a grant date fair value of $4.52 per unit. The restricted stock units are subject to a three year ratable vesting period and the performance share units are subject to a three year performance period. Dividends are not paid on restricted stock units.

In addition, in March 2021 we granted 0.9 million cash-settled restricted stock units (“phantom restricted stock units”) and 0.9 million cash-settled performance stock units (“phantom performance stock units”). Our share price on the date of grant was $4.52. The phantom restricted stock units vest and are payable in three equal installments over a period of three years after the grant date. The phantom performance stock units are subject to a three year performance period. Phantom stock units are not shares of our common stock and therefore the recipients of these awards do not receive ownership interest in the Company or stockholder voting rights. Phantom stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. All phantom stock unit awards are classified as liability awards due to their expected settlement in cash and are included in Accrued liabilities and other in the Condensed Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair value of the awards at the end of each reporting period. Dividends are not paid on phantom stock units.

Compensation expense for these plans was $6.8 million for the three months ended March 31, 2021 and $0.3 million for the three months ended March 31, 2020.

10. Equity

Our equity as of December 31, 2020 and March 31, 2021, and changes during the three months ended March 31, 2021, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2020	$0.9	$3,263.6	$(1,127.6)	$(2,240.7)	$(153.9)	$(257.7)	$13.9	$(243.8)
Net (loss) income				(1.3)		(1.3)	0.2	(1.1)
Other comprehensive loss					(6.4)	(6.4)	(0.2)	(6.6)
Share-based compensation		0.2				0.2		0.2
Issuance of share-based awards, net of withholdings and other		(158.4)	156.0			(2.4)		(2.4)
Distributions to noncontrolling interests						—	(0.7)	(0.7)
Balance at March 31, 2021	$0.9	$3,105.4	$(971.6)	$(2,242.0)	$(160.3)	$(267.6)	$13.2	$(254.4)

Our equity as of December 31, 2019 and March 31, 2020, and changes during three months ended March 31, 2020, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2019	$0.9	$3,348.0	$(1,219.6)	$(2,336.8)	$(176.2)	$(383.7)	$13.4	$(370.3)
Net (loss) income				(13.0)		(13.0)	0.1	(12.9)
Other comprehensive income					(31.0)	(31.0)	(0.2)	(31.2)
Share-based compensation		1.4				1.4		1.4
Issuance of share-based awards, net of withholdings and other		(82.3)	81.8			(0.5)		(0.5)
Cash dividends paid				(2.1)		(2.1)		(2.1)
Cumulative impact of adopting ASU 2016-03, net of tax				(0.3)		(0.3)		(0.3)
Distributions to noncontrolling interests						—	(0.7)	(0.7)
Balance at March 31, 2020	$0.9	$3,267.1	$(1,137.8)	$(2,352.2)	$(207.2)	$(429.2)	$12.6	$(416.6)

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

During the three months ended March 31, 2021 and 2020, no shares of common stock were purchased by us; however, shares were withheld for tax liabilities upon the vesting of equity awards.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020
Basic and diluted net (loss) earnings per share attributable to RRD common stockholders:
Continuing operations	$(0.03)	$0.10
Discontinued operations	$0.01	$(0.28)
Net loss attributable to RR Donnelley stockholders	$(0.02)	$(0.18)

Numerator:
Net (loss) earnings attributable to RRD common stockholders - continuing operations	$(1.9)	$6.9
Net earnings (loss) from discontinued operations, net of income taxes	0.6	(19.9)
Net loss attributable to RRD common stockholders	$(1.3)	$(13.0)

Denominator:
Weighted average number of common shares outstanding - Basic and Diluted	72.7	71.6

Weighted average number of anti-dilutive share-based awards:
Stock options	0.3	0.4
Restricted stock units	0.8	1.0
Total	1.1	1.4

Dividends declared per common share	$—	$0.03

12. Other Comprehensive Loss

The components of other comprehensive loss and income tax expense (benefit) allocated to each component for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31, 2021
	Before		Net of
	Tax	Income	Tax
	Amount	Tax	Amount
Translation adjustments	$(10.2)	$—	$(10.2)
Adjustments for net periodic pension and OPEB cost	1.4	0.3	1.1
Change in fair value of derivatives	3.4	0.9	2.5
Other comprehensive (loss) income	$(5.4)	$1.2	$(6.6)

	Three Months Ended
	March 31, 2020
	Before		Net of
	Tax	Income	Tax
	Amount	Tax	Amount
Translation adjustments	$(20.0)	$—	$(20.0)
Adjustments for net periodic pension and OPEB cost	1.0	0.2	0.8
Change in fair value of derivatives	(15.7)	(3.7)	(12.0)
Other comprehensive loss	$(34.7)	$(3.5)	$(31.2)

Accumulated other comprehensive loss by component as of December 31, 2020 and March 31, 2021, and changes during the three months ended March 31, 2021, were as follows:

	Changes in the Fair Value of Derivatives	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2020	$(11.0)	$(178.5)	$35.6	$(153.9)
Other comprehensive income (loss) before reclassifications	1.2	—	(10.0)	(8.8)
Amounts reclassified from accumulated other comprehensive loss	1.3	1.1	—	2.4
Net change in accumulated other comprehensive loss	2.5	1.1	(10.0)	(6.4)
Balance at March 31, 2021	$(8.5)	$(177.4)	$25.6	$(160.3)

Accumulated other comprehensive loss by component as of December 31, 2019 and March 31, 2020, and changes during the three months ended March 31, 2020, were as follows:

	Changes in the Fair Value of Derivatives	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2019	$1.0	$(185.7)	$8.5	$(176.2)
Other comprehensive loss before reclassifications	(11.8)	—	(19.8)	(31.6)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	0.8	—	0.6
Net change in accumulated other comprehensive loss	(12.0)	0.8	(19.8)	(31.0)
Balance at March 31, 2020	$(11.0)	$(184.9)	$(11.3)	$(207.2)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Classification in the Condensed
	2021	2020	Consolidated Statements of Operations
Amortization of pension and OPEB cost:
Net actuarial loss	$2.8	$1.6	Investment and other income-net
Net prior service credit	(1.4)	(0.6)	Investment and other income-net
Reclassifications before tax	1.4	1.0
Income tax expense	0.3	0.2
Reclassification, net of tax	$1.1	$0.8

Derivatives:
Net realized income (loss)	$1.3	$(0.2)	Interest expense-net
Reclassification, net of tax	1.3	(0.2)
Total reclassifications, net of tax	$2.4	$0.6

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

Corporate

Certain selling general and administrative expenses are not directly attributable to our operating segments and are therefore reported at Corporate. These expenses include executive, legal, finance, communications, certain facility costs and last-in-first-out inventory provisions. In addition, certain costs and earnings of employee benefit plans, such as pension and OPEB expense (income) and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages our cash pooling structures, which enables participating international locations to draw on our international cash resources to meet local liquidity needs.

Information by Segment

We have disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by our chief operating decision-maker and is most consistent with the presentation of profitability reported within the Condensed Consolidated Financial Statements.

	Three Months Ended
	March 31, 2021
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	March 31, 2021
Business Services	$936.0	$(13.9)	$922.1	$53.2	$23.0	$7.8	$2,157.0
Marketing Solutions	255.6	(4.6)	251.0	13.8	8.0	3.0	627.6
Total operating segments	1,191.6	(18.5)	1,173.1	67.0	31.0	10.8	2,784.6
Corporate	—	—	—	(41.9)	2.8	2.2	195.8
Total operations	$1,191.6	$(18.5)	$1,173.1	$25.1	$33.8	$13.0	$2,980.4

	Three Months Ended
	March 31, 2020
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2020
Business Services	$906.5	$(13.4)	$893.1	$37.7	$24.4	$10.7	$2,220.9
Marketing Solutions	330.4	(6.6)	323.8	24.9	14.2	1.6	674.3
Total operating segments	1,236.9	(20.0)	1,216.9	62.6	38.6	12.3	2,895.2
Corporate	—	—	—	(29.5)	0.6	5.4	235.7
Total operations	$1,236.9	$(20.0)	$1,216.9	$33.1	$39.2	$17.7	$3,130.9

Net restructuring, impairment and other expenses by segment are described in Note 7, Restructuring, Impairment and Other.

14. Commitments and Contingencies

We are subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. We have been designated as a potentially responsible party or have received claims in four active federal and state Superfund and other multiparty remediation sites. In addition to these sites, we may also have the obligation to remediate six other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay an amount in excess of our proportionate share of the remediation costs.

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

From time to time, our clients file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by us from these parties could be considered preference items and subject to return.

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

Contingencies related to LSC Communication, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”)

Subsequent to the spinoff of LSC Communications, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”) on October 1, 2016, we may be contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Our exposure to these potential contingent liabilities decreases over time as LSC and Donnelley Financial pay monthly lease obligations and as the leases expire. As of March 31, 2021 these potential contingent obligations were $43.4 million and $2.3 million for LSC and Donnelley Financial, respectively.

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

In May and June 2020 we became aware that LSC failed to make required monthly contributions to certain of their multiemployer pension plans (“MEPP”). In accordance with laws and regulations governing multiemployer pension plans, we believe that we and Donnelley Financial, as former members of the control group, are contingently liable on a joint and several liability basis for LSC’s MEPP obligations. We believe that the total undiscounted MEPP obligations for which LSC was responsible for was approximately $100 million and was payable over an average 13-year period. The amount of our ultimate liability related to LSC's MEPP obligations is contingent upon the outcome of our negotiations with Donnelley Financial concerning how the obligations would be apportioned between us and Donnelley Financial. These negotiations commenced during the third quarter of 2020, when the parties agreed to enter into mediation, and then arbitration, after an agreement was not reached though the mediation process. During the three months ended March 31, 2021, Donnelley Financial filed notice to commence the arbitration process. In 2020, we recorded a contingent liability of approximately $37.1 million representing our estimate of the aggregate payments we believe we will be required to make with respect to LSC’s MEPP liabilities. This amount however could be adjusted in the future based on the final allocation as a result of the arbitration process. Payments to settle this liability are scheduled to be completed by 2034.

During the first quarter of 2021, we and Donnelley Financial commenced negotiations with each of the three MEPPs to settle the MEPP liabilities. During the period, we successfully negotiated a settlement with one of the three plans and as a result recorded a $1.7 million gain in restructuring, impairment and other expense on the Condensed Consolidated Statement of Operations reflecting our estimated share of the reduced liability. The settlement payment of $9.2 million was made in April 2021.

15. Debt

Debt at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
8.875% debentures due April 15, 2021	$55.6	$55.6
7.000% notes due February 15, 2022	79.3	79.3
6.500% notes due November 15, 2023	75.0	75.0
Term Loan due January 15, 2024 (a)	534.7	535.8
6.000% notes due April 1, 2024	61.7	61.7
8.250% notes due July 1, 2027	245.8	245.8
6.625% debentures due April 15, 2029	103.4	103.4
8.500% notes due April 15, 2029	302.1	301.6
8.820% debentures due April 15, 2031	54.5	54.5
Unamortized debt issuance costs	(9.0)	(9.6)
Total debt	1,503.1	1,503.1
Less: current portion	140.4	61.1
Long-term debt	$1,362.7	$1,442.0
(a)	As of March 31, 2021 and December 31, 2020, the interest rate on the Term Loan due January 15, 2024 was 5.11% and 5.15%, respectively.

The fair values of the notes and debentures, which were determined using the market approach based upon quoted prices or interest rates available to us for debt obligations with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt at March 31, 2021 and December 31, 2020 was greater than its book value by approximately $170.6 million and $142.9 million, respectively.

We entered into an $800.0 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”) on September 29, 2017, pursuant to a credit agreement (the “ABL Credit Agreement”). The ABL Credit Facility was amended on October 15, 2018 and was scheduled to mature on September 29, 2022. On April 16, 2021, we amended the ABL Credit Agreement to, among other things, reduce the aggregate commitments under the ABL Credit Facility from $800.0 million to $650.0 million and extend the maturity date to April 16, 2026.

The amount available to be borrowed under the ABL Credit Facility is equal to the lesser of (a) $650.0 million ($800.0 million as of March 31, 2021) and (b) a borrowing base formula based on the amount of accounts receivable, inventory, machinery, equipment and, if we were to so elect in the future subject to the satisfaction of certain conditions, fee-owned real estate of ours and our material domestic subsidiaries, subject to certain eligibility criteria and advance rates (collectively, the “Borrowing Base”). The aggregate amount of real estate, machinery and equipment that can be included in the Borrowing Base formula is limited to $175.0 million.

Borrowings under the ABL Credit Facility bear interest at a rate dependent on the average quarterly availability and is calculated according to a base rate (except in certain circumstances, based on the prime rate) or a Eurocurrency rate (except in certain circumstances, based on LIBOR) plus an applicable margin. As currently amended, the applicable margin for base rate loans ranges from 0.25% to 0.75% and the applicable margin for Eurocurrency loans ranges from 1.25% to 1.75%. In addition, a fee is payable quarterly on the unused portion of the total commitments. This fee accrues at a rate of either 0.25% or 0.375% depending upon the average usage of the facility. Borrowings under the ABL Credit Facility may be used for working capital and general corporate purposes.

Based on our Borrowing Base as of March 31, 2021 and letters of credit, we had approximately $512.0 million borrowing capacity available under the ABL Credit Facility. The weighted average interest rate on borrowings under our ABL Credit Facility was 1.6% and 2.7% during the three months ended March 31, 2021 and 2020, respectively. There were no outstanding borrowings on our ABL Credit Facility as of March 31, 2021 and December 31, 2020.

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

On April 15, 2021, we repaid the remaining $55.6 million aggregate principle of our 8.875% Debentures using a draw on our ABL Credit Facility.

On April 28, 2021, we completed an offering of $400 million aggregate principal amount of 6.125% senior secured notes due 2026 (the “2026 Notes”). The Notes are general senior secured obligations of the Company and are guaranteed by our domestic, wholly-owned subsidiaries that are guarantors of the ABL Credit Facility and Term Loan. Interest on the 2026 Notes is payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2021. The Notes mature on November 1, 2026.

The ABL Credit Agreement,  Term Loan Credit Agreement, and the indenture for the 2026 Notes (the “2026 Notes Indenture”) contain customary affirmative and negative covenants including negative covenants restricting, among other things, our ability to incur or guarantee debt, or issue preferred stock, make certain loans or investments, make certain restricted payments (including payments on certain other debt, external dividends, and stock repurchases), incur liens securing other debt, consummate certain fundamental transactions, enter into certain transactions with affiliates and consummate asset sales. The ABL Credit Agreement contains a covenant which requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if availability under the ABL Credit Facility declines below certain levels. The Term Loan Credit Agreement and the 2026 Notes Indenture require that the net cash proceeds of significant asset sales be used to prepay the Term Loan and purchase the 2026 Notes to the extent that the net cash proceeds are not used for reinvestment in assets useful to our business, certain acquisitions and investments, repayment of certain borrowings under our ABL Credit Facility or to reduce, prepay, repay or purchase certain indebtedness, in each case, subject to certain restrictions and limitations set forth in the Term Loan Credit Agreement and the 2026 Notes Indenture.

Interest paid was $22.9 million for the three months ended March 31, 2021 and $23.5 million for the three months ended March 31, 2020.

Interest income was $0.4 million for the three months ended March 31, 2021 and $0.5 million for the three months ended March 31, 2020.

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

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. To the extent the gains and losses associated with the fair values of foreign currency derivatives are recognized in the Consolidated Statements of Operations, they are generally offset by gains and losses on underlying payables and receivables. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at March 31, 2021 and December 31, 2020 was $363.3 million and $220.7 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

As of March 31, 2021 and December 31, 2020, the fair values of our derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

	Classification on Consolidated Balance Sheets	March 31, 2021	December 31, 2020
Derivative assets
Foreign currency contracts:
Not designated as hedging instruments	Prepaid expenses and other current assets	$0.3	$5.9

Derivative liabilities
Foreign currency contracts:
Not designated as hedging instruments	Accrued liabilities and other	$3.5	$2.3
Interest rate swap agreements:
Designated as cash flow hedges	Accrued liabilities and other	5.0	5.0
Designated as cash flow hedges	Other noncurrent liabilities	6.2	9.6

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 were as follows:

		Three Months Ended March 31,
	Classification of Loss (Gain) Recognized in the Consolidated Statements of Operations	2021	2020
Derivatives not designated as hedges
Foreign currency contracts	Selling, general and administrative expenses	$2.4	$1.2
Derivatives designated as cash flow hedges
Interest rate swap agreements	Interest expense, net	1.3	(0.2)

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Derivatives designated as cash flow hedges
Interest rate swap agreements	$(2.1)	$15.5

17. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, however early adoption was permitted. We adopted ASU 2019-12 on January 1, 2021 and will reflect changes as appropriate, and no changes are necessary to earlier periods.

Accounting Pronouncements Issued and Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as LIBOR, was effective upon issuance and will be applied to future contracts with changes to the reference rate.  To date, we have had no such modification to any of our contracts. We are currently evaluating the prospective impact of the standard, and we will adopt ASU 2020-04 upon such contract modification. The impact of the standard is not expected to be material to our Consolidated Financial Statements.

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

Corporate

Certain selling general and administrative expenses are not directly attributable to our operating segments and are therefore reported at Corporate. These expenses include executive, legal, finance, communications, certain facility costs and last-in-first-out inventory provisions. In addition, certain costs and earnings of employee benefit plans, such as OPEB expense (income) and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages our cash pooling structures, which enables participating international locations to draw on our international cash resources to meet local liquidity needs.

Discontinued Operations

In the fourth quarter of 2020, we completed our plan to exit our Logistics business which was a component of the Business Services reporting segment. The Logistics business was comprised of DLS Worldwide, International Logistics, Print Logistics and Courier Logistics. On November 2, 2020, we sold DLS Worldwide and on November 3, 2020 we sold International Logistics for a cash purchase price of $225.0 million and $13.0 million respectively, subject to customary working capital adjustments. The DLS Worldwide sale included an escrow of $22.5 million. These transactions are part of our strategy to optimize our portfolio and reduce debt. As part of our plan, we previously sold the Print Logistics business in July 2018 and the Courier Logistics business in March 2020. Accordingly, we have reflected the Print Logistics business, Courier Logistics business, the DLS Worldwide business, and the International Logistics business as discontinued operations. The financial results of these businesses have been excluded from continuing operations and segment results for all periods presented unless otherwise noted. Refer to Note 2 –Discontinued Operations to our Condensed Consolidated Financial Statements for additional information.

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

BUSINESS IMPACT

Although the COVID-19 pandemic significantly impacted the Company’s financial results in 2020, and continues to impact our performance in 2021, we believe that there are three primary factors that are helping mitigate the top line impact from the pandemic. These factors include our diverse portfolio of products and services, the lack of client concentration, and the products and services we have introduced to meet the evolving needs of our clients.

The extent to which the pandemic will continue to impact our business, results of operations, financial position and cash flows will depend on future developments which remain highly uncertain and cannot be fully predicted or estimated at this time. However, amidst the global uncertainty posed by COVID-19, we are positioning the Company to weather the economic downturn and protect the short and long-term interests of our stakeholders. Continuing into 2021, we remain laser-focused on lowering our cost structure and on cash generation.

First Quarter Overview

Net sales decreased by $43.8 million, or 3.6%, for the three months ended March 31, 2021 compared to the same period in 2020, representing our lowest rate of quarterly decline in net sales since the COVID-19 pandemic first impacted our global operations. First quarter net sales were favorably impacted by $14.5 million due to favorable changes in foreign exchange rates and were unfavorably impacted by $6.5 million due to the Chile business closure in 2020. In addition to these factors, net sales decreased due to the on-going effects of the pandemic and last year’s Census project, which was completed in mid-2020. This was partially offset by continued strength in several of our strategic growth products and services including packaging, labels, and supply chain management. Income from operations for the three months ended March 31, 2021 was $25.1 million, a decrease of $8.0 million compared to the prior year. The decrease was driven primarily by lower sales.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the three months ended March 31, 2021, we realized significant cost savings from previous restructuring activities including the reorganization of administrative and support functions across all segments, several facility consolidations, and asset rationalization. These savings were partially offset by the effect of unfavorable exchange rates and higher incentive compensation expense. Selling, general and administrative expenses (exclusive of depreciation and amortization) decreased by $6.6 million, or 4.1%, for the three months ended March 31, 2021 compared to the same period in 2020.

Net cash used in operating activities for the three months ended March 31, 2021 was $18.9 million as compared to $79.6 million used in operating activities for the three months ended March 31, 2020. The significant improvement was primarily driven by working capital improvements.

While we have a diversified client base with limited concentration, we do have clients that operate in industries hard-hit by the effects of the pandemic, including airlines, hotel chains, cruise lines, and restaurants.  During the first quarter, we continued to see softer demand from these clients as they work to mitigate the impact of the pandemic on their business. Softer demand from these clients is partially offset by new work we continue to win, particularly in the healthcare space.

Outlook

As COVID-19 infection rates remain elevated in many parts of the world, the year ahead continues to present many uncertainties. Excluding the unpredictable impact from changes in foreign exchange rates and the possible impact from future inflation and labor availability, we continue to expect net sales for 2021 to be flat to up low single digits taking into consideration reductions from the ending of the Census project and one-time pandemic related projects completed in 2020 offset by a modest economic recovery as the year progresses.

Our outlook assumes that the U.S. economy and the economies of the foreign countries in which we operate will continue to recover from the economic effects of COVID-19, although the recovery may be uneven given the uncertainty of the pandemic. We continue to leverage our client relationships in order to provide a larger share of their communications needs. In addition, we expect to continue cost control and productivity initiatives, including selected facility consolidations and asset rationalizations.

We initiated several restructuring actions during the past three years to further reduce our overall cost structure. These restructuring actions included the closures of manufacturing facilities as well as the reorganization and consolidation of certain operations. These and future cost reduction actions are expected to have a positive impact on operating earnings in 2021 and in future years. In addition, we expect to implement other cost reduction opportunities, which may result in additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, by utilizing our credit facilities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

The following table shows the results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	1,173.1	1,216.9	(43.8)	(3.6%)
Cost of sales	949.0	968.6	(19.6)	(2.0%)
Gross profit	224.1	248.3	(24.2)	(9.7%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	153.3	159.9	(6.6)	(4.1%)
Restructuring, impairment and other-net	5.8	11.2	(5.4)	(48.2%)
Depreciation and amortization	33.8	39.2	(5.4)	(13.8%)
Other operating expense	6.1	4.9	1.2	24.5%
Income from operations	$25.1	$33.1	$(8.0)	(24.2%)

Consolidated

Continuing Operations

Net sales for the three months ended March 31, 2021 decreased $43.8 million, or 3.6%, to $1,173.1 million versus the same period in 2020. First quarter net sales were favorably impacted by $14.5 million due to favorable changes in foreign exchange rates and were unfavorably impacted by $6.5 million due to the Chile business closure in 2020. In addition to these factors, net sales decreased due to lower volume as a result of the ongoing pandemic, including reduced orders from customers in industries especially hard hit by the pandemic, and last year’s Census project, which was completed in mid-2020. This was partially offset by continued strength in several of our strategic growth products and services including packaging, labels and supply chain management.

Cost of sales for the three months ended March 31, 2021 decreased $19.6 million, or 2.0%, to $949.0 million versus the same period in 2020 primarily due to lower volume partially offset by cost control initiatives.

Gross profit decreased $24.2 million to $224.1 million for the three months ended March 31, 2021 versus the same period in 2020, primarily due to lower volume. Gross margin decreased from 20.4% to 19.1% for the three months ended March 31, 2021 versus the same period in 2020 primarily reflecting the impact of unfavorable foreign exchange rates.

Selling, general and administrative expenses decreased $6.6 million to $153.3 million for the three months ended March 31, 2021 versus the same period in 2020 reflecting cost control initiatives. As a percentage of net sales, selling, general and administrative expenses was 13.1% for the three months ended March 31, 2021 which is unchanged from the same period in 2020.

For the three months ended March 31, 2021, net restructuring, impairment and other expense decreased by $5.4 million to $5.8 million versus the same period in 2020. The decrease was primarily driven by lower restructuring activity and a modest gain related to the settlement of certain LSC MEPP liabilities.  See Note 7, Restructuring, Impairment, and Other, and Note 14, Commitment and Contingencies within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $5.4 million to $33.8 million for the three months ended March 31, 2021 compared to the same period in 2020. Depreciation and amortization included $4.7 million and $4.9 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the three months ended March 31, 2021 and 2020, respectively.

Other operating expense for the three months ended March 31, 2021 was $6.1 million compared to $4.9 million for the same period in 2020, primarily reflecting increased legal expenses related to the ongoing SEC and DOJ investigations.

Income from operations for the three months ended March 31, 2021 was $25.1 million, a decrease of $8.0 million, or 24.2%, compared to the three months ended March 31, 2020.

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$30.5	$33.9	$(3.4)	(10.0%)
Investment and other income-net	(4.8)	(4.0)	0.8	20.0%

Net interest expense decreased $3.4 million to $30.5 million for the three months ended March 31, 2021 versus the same period in 2020, primarily due to lower average outstanding borrowings and lower average interest rates on the ABL Credit Facility and Term Loan.

Investment and other income, net for the three months ended March 31, 2021 and 2020 was $4.8 million and $4.0 million, respectively, and principally comprised of net pension and OPEB income.

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
(Loss) income from continuing operations before income taxes	$(0.6)	$3.2	$(3.8)	nm
Income tax expense (benefit)	1.1	(3.8)	(4.9)	nm

Income tax expense (benefit) for the three months ended March 31, 2021 and March 31, 2020 was primarily driven by the mix of earnings and the tax impact of our interest expense. The March 31, 2020 income tax benefit reflected a benefit from the CARES Act whereby additional interest expense was deductible for 2019 (approximately $6.9 million) and 2020.

Discontinued Operations

Net income from discontinued operations was $0.6 million for the three months ended March 31, 2021 compared to a loss of $19.9 million in the same period in 2020. The net income from discontinued operations for the three months ended March 31, 2021 reflects the settlement of certain contingencies associated with the business divestitures and final net working capital adjustments. The net loss from discontinued operations in the first quarter of 2020 was primarily driven by a $20.6 million non-cash charge related to impairment of goodwill and $8.3 million pre-tax loss on the sale of our Courier business.

Net loss attributable to RRD common stockholders was $1.3 million and $13.0 million for the three months ended March 31, 2021 and 2020, respectively.

Information by Segment

Business Services

	Three Months Ended
	March 31,
	2021	2020
	(in millions, except percentages)
Net sales	$922.1	$893.1
Income from operations	53.2	37.7
Operating margin	5.8%	4.2%
Restructuring, impairment and other-net	3.4	5.7
Other operating expense	—	0.2

Net sales for the Business Services segment for the three months ended March 31, 2021 were $922.1 million, an increase of $29.0 million, or 3.2%, compared to the three months ended March 31, 2020. Net sales increased $14.5 million due to favorable changes in foreign exchange rates and declined $6.5 million due to the Chile business closure in 2020. Net sales also increased due to the continued strength in certain of our strategic growth products and services including packaging, labels and supply chain management.  While many of our global operations continued to be negatively impacted by the ongoing pandemic, our net sales increase in China, which primarily benefited our packaging product line, more than offset these declines since the operations in China were closed for approximately one month in 2020 due to the pandemic. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	March 31,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Commercial print	$336.5	$363.4	$(26.9)	(7.4%)
Packaging	174.4	115.1	59.3	51.5%
Labels	128.7	121.6	7.1	5.8%
Statements	118.5	126.9	(8.4)	(6.6%)
Supply chain management	72.7	69.7	3.0	4.3%
Forms	48.8	52.4	(3.6)	(6.9%)
Business process outsourcing	42.5	44.0	(1.5)	(3.4%)
Total Business Services	$922.1	$893.1	$29.0	3.2%

Business Services segment income from operations increased $15.5 million to $53.2 million for the three months ended March 31, 2021, primarily due to increased volume and cost reductions, partially offset by the impact of unfavorable foreign exchange rates of approximately $10 million.

Marketing Solutions

	Three Months Ended
	March 31,
	2021	2020
	(in millions, except percentages)
Net sales	$251.0	$323.8
Income from operations	13.8	24.9
Operating margin	5.5%	7.7%
Restructuring and other-net	2.2	0.5

Net sales for the Marketing Solutions segment for the three months ended March 31, 2021 were $251.0 million, a decrease of $72.8 million compared to the three months ended March 31, 2020. Net sales decreased due to lower volume in direct marketing attributable to the 2020 census contract, which was substantially completed in mid-2020, and lower order volume, especially from financial institutions as a result of the COVID-19 pandemic. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Three Months Ended
	March 31,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$130.9	$182.8	$(51.9)	(28.4%)
Digital print and fulfillment	97.5	113.6	(16.1)	(14.2%)
Digital and creative solutions	22.6	27.4	(4.8)	(17.5%)
Total Marketing Solutions	$251.0	$323.8	$(72.8)	(22.5%)

Marketing Solutions segment income from operations decreased $11.1 million to $13.8 million for the three months ended March 31, 2021 primarily due to lower volume.

Corporate

Corporate operating expenses during the three months ended March 31, 2021 were $41.9 million, compared to $29.5 million for the three months ended March 31, 2020, an increase of $12.4 million. The increase was primarily driven by increased incentive compensation expense, in part attributable to an increase in our stock price, and an increase in expenses related to the ongoing SEC and DOJ investigations, partially offset by cost control initiatives.

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

The following describes our cash flows for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020	$ Change
	(in millions)
Net cash used in operating activities	$(18.9)	$(79.6)	$60.7
Net cash used in investing activities	(11.3)	(0.3)	(11.0)
Net cash (used in) provided by financing activities	(4.7)	345.9	(350.6)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2.1)	(6.0)	3.9
Net (decrease) increase in cash, cash equivalents and restricted cash	$(37.0)	$260.0	$(297.0)

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $18.9 million compared to $79.6 million in 2020. The improvement in cash used in operating activities was primarily due to working capital improvements.

Included in net cash used in operating activities were the following operating cash outflows:

	Three Months Ended
	March 31,
	2021	2020	$ Change
	(in millions)
Income tax payments, net of tax refunds	$9.3	$6.1	$3.2
Interest payments	22.9	23.5	(0.6)
Performance-based compensation payments	39.0	27.5	11.5
Restructuring and MEPP payments	12.3	11.8	0.5
Pension and other postretirement benefits plan contributions	1.9	4.0	(2.1)
LSC bankruptcy related payments	9.4	—	9.4

Significant cash (outflows) inflows included in investing and financing activities for each period were as follows:

	Three Months Ended
	March 31,
	2021	2020	$ Change
	(in millions)
Capital expenditures	$(13.0)	$(17.7)	$4.7
Proceeds from sale of investments and other assets	2.4	2.9	(0.5)
Disposition of businesses	(0.8)	12.9	(13.7)
Payments of current maturities and long-term debt	(1.4)	(58.7)	57.3
Net borrowings under credit facilities	—	408.0	(408.0)
Dividends paid	—	(2.1)	2.1

Proceeds from disposition of businesses in 2020 principally reflect the sale of the Courier Logistics business.

Payments of current maturities and long-term debt in the first quarter of 2020 represents repurchases of outstanding debt with maturities from 2020 to 2024 along with the repayment of the remaining balance of the notes that matured on June 15, 2020. We had no borrowings outstanding under our ABL Credit Facility at the end of the first quarter of 2021. In the first quarter of 2020, we increased our borrowings under the ABL Credit Facility to retain financial flexibility in light of the emerging COVID-19 pandemic.

LIQUIDITY

Cash and cash equivalents of $261.6 million as of March 31, 2021 included $24.1 million in the U.S. and $237.5 million at international locations. Included in Cash and cash equivalents at March 31, 2021 were $24.6 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid. We maintain cash pooling structures that enable participating international locations to draw on our international cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce our short-term borrowing costs or for other purposes. In future years, as a result of the Tax Act, we have further opportunities to repatriate foreign cash, primarily generated from current year earnings, in a tax efficient manner.

The current availability under the ABL Credit Facility as of March 31, 2021 is shown in the table below:

March 31, 2021
Availability	(in millions)
Borrowing base	$575.3

Usage
Borrowings under the ABL Credit Facility	$—
Outstanding letters of credit	63.3

Current availability at March 31, 2021	$512.0
Cash and cash equivalents	261.6
Total available liquidity (a)	$773.6
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

The failure of a financial institution supporting the ABL Credit Facility would reduce the size of our committed facility unless a replacement institution was added. At March 31, 2021, the ABL Credit Facility was supported by eight U.S. financial institutions.

On March 10, 2021, Moody’s Investors Service changed our outlook to stable from negative and affirmed our ratings. On March 18, 2021, Standard & Poor’s changed our outlook to stable from negative and affirmed our ratings.

On April 16, 2021, we amended the ABL Credit Agreement to, among other things, reduce the aggregate commitments under the ABL Credit Facility from $800 million to $650 million and extend the maturity from September 29, 2022 to April 16, 2026.

On April 28, 2021, we completed an offering of $400 million aggregate principal amount of 6.125% senior secured notes due 2026 (the “2026 Notes”). The 2026 Notes are general senior secured obligations of the Company and will be guaranteed by our domestic, wholly-owned subsidiaries that guarantee the Company’s Term Loan and ABL Credit Facility.

The Company used the net proceeds from the 2026 Notes offering to repay approximately $338 million aggregate principal amount outstanding under the Term Loan, with the remainder to repay a portion of the borrowings under the ABL Credit Facility and for general corporate purposes. We also intend to terminate $300 million of interest rate swaps related to the Term Loan, and expect to record approximately $9 million in expenses associated with the termination during the second quarter of 2021.

Dispositions

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of March 31, 2021, we have received deposits in accordance with the terms of the agreement of approximately $123.3 million. These deposits are recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The buyer continues to work to obtain the necessary approvals from the government regarding their plans to redevelop the site. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate, and we expect the transaction to close in 2022 after closing conditions are satisfied and government approvals are obtained. Our contract with the buyer requires them to pay the final installment in 2022 even if the government’s approval is further delayed.  If the buyer fails to comply with terms of the agreement or terminates for any reason, we are entitled to retain 30% of the purchase price as liquidated damages. As of March 31, 2021, the carrying cost of the building and land use rights is recorded in Other noncurrent assets and is not material.

Dividends

On April 6, 2020, the Board of Directors of the Company made a decision to suspend all dividends payments as part of the Company’s response to the COVID-19 pandemic. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Overview, Response to COVID-19 Section for further discussion.

MANAGEMENT OF MARKET RISK

We are exposed to interest rate risk on our variable debt and price risk on our fixed-rate debt. Including the effect of the floating-to-fixed interest rate swaps (see Note 16, Derivatives, to the Condensed Consolidated Financial Statements), approximately 91.0% of our outstanding debt was comprised of fixed-rate debt as of March 31, 2021.

We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2021 and December 31, 2020 by approximately $20.7 million and $23.7 million, respectively.

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. As of March 31, 2021 and December 31, 2020, the aggregate notional amount of outstanding foreign currency contracts was approximately $363.3 million and $220.7 million, respectively (see Note 16, Derivatives, to the Condensed Consolidated Financial Statements). The net unrealized loss from these foreign currency contracts were $3.3 million at March 31, 2021 and the net unrealized gain was $3.6 million at December 31, 2020. We do not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation, see Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on our condensed consolidated financial statements are described in Note 17, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on our beliefs and assumptions. Generally, forward-looking statements include information concerning our possible or assumed future actions, events, or results of operations. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “would,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions and their negative variations. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. The factors identified below are believed to be significant factors, but not necessarily all of the significant factors, that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material effects on us.

The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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
•

changes in the availability or costs of key materials (such as ink, and paper) or increases in shipping costs; additionally, shipping quotas imposed by major carriers such as Fedex and UPS may impact our cost of shipping and our ability to timely fulfil orders;

•	our ability to improve operating efficiency rapidly enough to meet market conditions;
•	impairment of assets as a result of a decline in our individual reporting units’ expected profitability;
•

our ability and/or our vendors’ ability to implement and maintain information technology and security measures sufficient to protect against breaches and data leakage or the failure to properly use and protect customer, Company and employee information and data, particularly in light of the increased prevalence of remote working arrangements during COVID-19;

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

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. There may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on the business. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to our market risk since December 31, 2020. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in our 2020 Form 10-K.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2021 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2021 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to ensure they remain effective.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation, see Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There is no material change in the information reported under "Part 1 -Item 1A Risk Factors" contained in our annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities during the three months ended March 31, 2021.

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
Terry D. Peterson
Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

Date: April 28, 2021