Form 10-Q
period 2021-06-30
RR Donnelley & Sons Co
filed 2021-08-04
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes  ☐    No  ☒

As of August 2, 2021, 72.8 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$237.2	$288.8
Receivables, less allowances for credit losses of $10.7 in 2021 (2020 - $15.9)	926.3	1,009.2
Inventories (Note 4)	348.7	302.1
Assets held-for-sale	21.0	23.1
Prepaid expenses and other current assets	156.5	133.4
Total current assets	1,689.7	1,756.6
Property, plant and equipment-net (Note 5)	420.0	438.8
Goodwill (Note 6)	408.4	410.6
Other intangible assets-net (Note 6)	59.2	68.8
Deferred income taxes	73.5	78.5
Operating lease assets	210.2	223.8
Other noncurrent assets	139.9	153.8
Total assets	$3,000.9	$3,130.9
LIABILITIES
Accounts payable	$734.4	$804.5
Accrued liabilities and other	304.4	351.2
Short-term operating lease liabilities	68.9	73.4
Short-term and current portion of long-term debt (Note 15)	79.3	61.1
Total current liabilities	1,187.0	1,290.2
Long-term debt (Note 15)	1,462.6	1,442.0
Pension liabilities	80.3	89.5
Other postretirement benefits plan liabilities	52.2	55.8
Long-term income tax liability	60.3	68.3
Long-term operating lease liabilities	147.8	156.9
Other noncurrent liabilities	254.5	272.0
Total liabilities	3,244.7	3,374.7
Commitments and Contingencies (Note 14)
EQUITY (Note 10)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2021 and 2020	0.9	0.9
Additional paid-in-capital	3,030.0	3,263.6
Accumulated deficit	(2,251.4)	(2,240.7)
Accumulated other comprehensive loss	(142.9)	(153.9)
Treasury stock, at cost, 16.2 shares in 2021 (2020 - 17.6 shares)	(893.9)	(1,127.6)
Total RRD stockholders' equity	(257.3)	(257.7)
Noncontrolling interests	13.5	13.9
Total equity	(243.8)	(243.8)
Total liabilities and equity	$3,000.9	$3,130.9

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	1,145.6	1,009.6	2,318.7	2,226.5
Cost of sales	928.1	817.3	1,877.1	1,785.9
Gross profit	217.5	192.3	441.6	440.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	143.8	138.8	297.1	298.7
Restructuring, impairment and other expense -net (Note 7)	9.7	28.4	15.5	39.6
Depreciation and amortization	32.9	36.9	66.7	76.1
Other operating expense	2.9	7.2	9.0	12.1
Income (loss) from operations	28.2	(19.0)	53.3	14.1
Interest expense-net	38.5	34.6	69.0	68.5
Loss on debt extinguishment	6.2	0.4	6.2	0.2
Investment and other income-net	(4.9)	(3.4)	(9.7)	(7.2)
Loss from continuing operations before income taxes	(11.6)	(50.6)	(12.2)	(47.4)
Income tax (benefit) expense	(2.4)	6.6	(1.3)	2.8
Net loss from continuing operations	(9.2)	(57.2)	(10.9)	(50.2)
(Loss) gain on sale of discontinued operations, net of tax	—	(1.3)	0.6	(6.3)
Gain (loss) from discontinued operations, net of tax	—	1.3	—	(13.6)
Net income (loss) from discontinued operations (Note 2)	—	—	0.6	(19.9)
Net loss	(9.2)	(57.2)	(10.3)	(70.1)
Less: income attributable to noncontrolling interests	0.2	—	0.4	0.1
Net loss attributable to RRD common stockholders	$(9.4)	$(57.2)	$(10.7)	$(70.2)

Basic and diluted net (loss) earnings per share attributable to RRD common stockholders (Note 11):
Continuing Operations	$(0.13)	$(0.79)	$(0.16)	$(0.70)
Discontinued Operations	$—	$—	$0.01	$(0.28)
Net loss attributable to RR Donnelley stockholders	$(0.13)	$(0.79)	$(0.15)	$(0.98)

Weighted average number of common shares outstanding:
Basic	73.3	72.2	73.0	71.9
Diluted	73.3	72.2	73.0	71.9

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(9.2)	$(57.2)	$(10.3)	$(70.1)

Other comprehensive income (loss), net of tax (Note 12):
Translation adjustments	10.0	6.8	(0.2)	(13.2)
Adjustments for net periodic pension and postretirement benefits plan cost	1.0	0.7	2.1	1.5
Changes in fair value of derivatives	6.5	(1.3)	9.0	(13.3)
Other comprehensive income (loss)	17.5	6.2	10.9	(25.0)
Comprehensive income (loss)	8.3	(51.0)	0.6	(95.1)
Less: comprehensive income (loss) attributable to non-controlling interests	0.3	—	0.3	(0.1)
Comprehensive income (loss) attributable to RRD common stockholders	$8.0	$(51.0)	$0.3	$(95.0)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(10.3)	$(70.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges and other-net	1.4	20.8
Depreciation and amortization	66.7	79.0
(Benefit) provision for credit losses	(3.2)	5.9
Share-based compensation	2.6	3.2
Deferred income taxes	4.9	(3.1)
Net pension and other postretirement benefits plan income	(9.4)	(6.7)
(Gain) loss on disposition of businesses and other assets	(4.2)	9.4
Loss on debt extinguishment	6.2	0.2
Other	5.9	1.1
Changes in operating assets and liabilities:
Accounts receivable-net	86.2	174.6
Inventories	(45.7)	(9.1)
Prepaid expenses and other current assets	(11.8)	(4.0)
Accounts payable	(76.5)	(188.6)
Current income taxes	(29.1)	(4.8)
Accrued liabilities and other	(45.9)	(47.8)
Pension and other postretirement benefits plan contributions	(2.6)	(4.2)
Net cash used in operating activities	(64.8)	(44.2)
INVESTING ACTIVITIES
Capital expenditures	(29.9)	(38.1)
Disposition of businesses	(1.4)	16.1
Proceeds from sales of property, plant and equipment	7.5	4.7
Proceeds related to company-owned life insurance	0.1	3.1
Net cash used in investing activities	(23.7)	(14.2)
FINANCING ACTIVITIES
Payments of current maturities and long-term debt	(444.6)	(152.7)
Proceeds from issuances of long-term debt	451.1	—
Proceeds from credit facility borrowings	578.0	578.0
Payments on credit facility borrowings	(548.0)	(210.0)
Debt issuance costs	(7.6)	—
Dividends paid	—	(2.1)
Payments of withholding taxes on share-based compensation	(2.5)	(0.6)
Other financing activities	(1.2)	(1.5)
Net cash provided by financing activities	25.2	211.1
Effect of exchange rate on cash, cash equivalents and restricted cash	1.9	(4.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(61.4)	148.4
Cash, cash equivalents and restricted cash at beginning of year	357.6	223.8
Cash, cash equivalents and restricted cash at end of period	$296.2	$372.2

Supplemental cash flow disclosures:

Operating cash flows provided by discontinued operations	$—	$16.4
Investing cash flows used in discontinued operations	$—	$(0.9)

See Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (“RRD,” the “Company,” “we,” “us,” and “our”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021. Operating results for the six months ended June 30, 2021 are not indicative of the results that may be expected for the fiscal year ending December 31, 2021. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at June 30, 2021 and December 31, 2020 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$237.2	$288.8
Restricted cash - current (a)	58.9	62.6
Restricted cash - noncurrent (b)	0.1	6.2
Total cash, cash equivalents and restricted cash	$296.2	$357.6

(a)	Included within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets
(b)	Included within Other noncurrent assets within the Condensed Consolidated Balance Sheets

Cash payments for income taxes were $26.3 million and $14.0 million for the six months ended June 30, 2021 and 2020, respectively. Cash refunds for income taxes were $0.6 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. Income taxes receivable of $35.9 million and $16.3 million as of June 30, 2021 and December 31, 2020, respectively, are included within Prepaid expenses and other current assets.

2. Discontinued Operations

In the fourth quarter of 2020, we completed our plan to exit our Logistics business, which was a component of the Business Services reporting segment. The Logistics business was comprised of DLS Worldwide, International Logistics, Print Logistics and Courier Logistics.  In November 2020, we sold our DLS Worldwide and International Logistics businesses as part of our strategic shift to exit non-core businesses in order to pursue portfolio optimization and to reduce debt. As part of this strategic shift, we previously sold Print Logistics in July 2018 and Courier Logistics in March 2020. During the six months ended June 30, 2021, we finalized working capital adjustments and settled certain other contingencies related to the divested businesses, the impact of which is included in the Gain on sale of the discontinued operations, net of tax.

As part of the divestitures, we entered into transition services agreements with the buyers to assist them in the transition of certain functions, including, but not limited to, information technology, finance, and human resources. Further, we entered into several commercial agreements whereby we continue to receive logistics services from the divested business. Our involvement with the divested businesses is not material in the three or six-month periods ended June 30, 2021.

We have reflected the Courier Logistics business, the DLS Worldwide business, and the International Logistics business, as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations.

Results of discontinued operations for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
Net sales	$163.1	$368.0
Cost of sales	(140.6)	(320.0)
Selling, general, administrative and other operating expenses	(18.5)	(39.3)
Restructuring, impairment and other expense	(0.1)	(20.8)
Operating income (loss) from discontinued operations	3.9	(12.1)
Income tax expense	(2.6)	(1.5)
Net gain (loss) from discontinued operations	$1.3	$(13.6)

Net sales includes sales from the Logistics businesses to RRD which were previously eliminated in consolidation and have been recast and are now shown as external sales within the financial results of discontinued operations above. These net sales were $10.6 million and $22.8 million for the three and six months ended June 30, 2020, respectively.

Restructuring, impairment, and other expenses included $20.6 million of non-cash charges related to impairment of goodwill recorded in the six months ended June 30, 2020.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Commercial print	340.3	$275.5	$676.8	$638.9
Packaging	179.7	150.4	354.1	265.5
Labels	131.3	113.7	260.0	235.3
Direct marketing	113.6	108.0	244.5	290.8
Digital print and fulfillment	101.7	84.7	199.2	198.3
Statements	99.3	101.9	217.8	228.8
Supply chain management	67.3	64.9	140.0	134.6
Forms	48.8	48.6	97.6	101.0
Business process outsourcing	42.9	40.6	85.4	84.6
Digital and creative solutions	20.7	21.3	43.3	48.7
Total net sales	$1,145.6	$1,009.6	$2,318.7	$2,226.5

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

Contract Balances

The following table provides information about contract liabilities from contracts with clients:

Contract Liabilities
Short-Term
Balance at December 31, 2020	$15.6
Balance at June 30, 2021	$11.9

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations.

Revenue recognized during the six months ended June 30, 2021 from amounts included in contract liabilities at the beginning of the period was approximately $11.5 million.

4. Inventories

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Raw materials and manufacturing supplies	$166.2	$147.3
Work in process	72.6	64.8
Finished goods	128.9	107.9
LIFO reserve	(19.0)	(17.9)
Total inventories	$348.7	$302.1

5. Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Land	$37.2	$38.2
Buildings	364.4	361.0
Machinery and equipment	1,688.0	1,703.1
	2,089.6	2,102.3
Less: Accumulated depreciation	(1,669.6)	(1,663.5)
Total property, plant and equipment-net	$420.0	$438.8

During the three and six months ended June 30, 2021 depreciation expense was $22.6 million and $46.0 million, respectively. During the three and six months ended June 30, 2020 depreciation expense was $25.4 million and $53.6 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of June 30, 2021, we have received deposits in accordance with the terms of the agreement of approximately $123.3 million which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2021, the carrying value of the building and land use rights is recorded in other noncurrent assets and is not material. In accordance with the agreement, additional scheduled deposits are required to be paid to us with the final payment due in 2022. The closing date of the final sales transaction is uncertain at this time due to the uncertainty around the timing of the regulatory process including government approvals. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate. If the buyer fails to comply with terms of the agreement or terminates for any reason, the Company is entitled to retain 30% of the purchase price as liquidated damages.

6. Goodwill and Other Intangible Assets

The carrying amount of goodwill at June 30, 2021 and December 31, 2020 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2020
Goodwill	$2,076.1	$519.5	$2,595.6
Accumulated impairment losses	(1,930.9)	(254.1)	(2,185.0)
Total	145.2	265.4	410.6
Foreign exchange	(2.2)	—	(2.2)
Net book value as of June 30, 2021
Goodwill	2,080.1	519.5	2,599.6
Accumulated impairment losses	(1,937.1)	(254.1)	(2,191.2)
Total	$143.0	$265.4	$408.4

The components of other intangible assets at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$414.7	$(367.3)	$47.4	$417.0	$(361.1)	$55.9
Trade names	28.5	(16.7)	11.8	29.1	(16.2)	12.9
Trademarks, licenses and agreements	23.2	(23.2)	—	23.2	(23.2)	—
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Total amortizable other intangible assets	468.4	(409.2)	59.2	471.3	(402.5)	68.8

Amortization expense for other intangible assets was $4.8 million and $9.5 million for the three and six months ended June 30, 2021 and was $4.8 million and $9.7 million for the three and six months ended June 30, 2020.

7. Restructuring, Impairment and Other

For the three and six months ended June 30, 2021 and 2020, we recorded the following net restructuring, impairment and other expenses:

	Three Months Ended
	June 30, 2021
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$0.6	$3.0	$0.6	$(0.9)	$3.3
Marketing Solutions	0.2	1.7	0.1	0.5	2.5
Corporate	1.5	2.9	(0.5)	—	3.9
Total	$2.3	$7.6	$0.2	$(0.4)	$9.7

	Three Months Ended
	June 30, 2020
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$6.4	$1.8	$1.1	$0.4	$9.7
Marketing Solutions	1.6	0.5	0.1	—	2.2
Corporate	4.8	11.7	—	—	16.5
Total	$12.8	$14.0	$1.2	$0.4	$28.4

	Six Months Ended
	June 30, 2021
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$1.4	$4.6	$1.2	$(0.5)	$6.7
Marketing Solutions	0.5	3.5	0.2	0.5	4.7
Corporate	1.9	3.5	(1.3)	—	4.1
Total	$3.8	$11.6	$0.1	$—	$15.5

	Six Months Ended
	June 30, 2020
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$12.2	$2.8	$1.7	$(1.3)	$15.4
Marketing Solutions	2.0	0.5	0.2	—	2.7
Corporate	6.7	14.8	—	—	21.5
Total	$20.9	$18.1	$1.9	$(1.3)	$39.6

Restructuring, Impairment and Other

For the three and six months ended June 30, 2021, we recorded net restructuring charges of $2.3 million and $3.8 million for employee termination costs. These charges primarily relate to announced facility closures and the reorganization of selling, general and administrative functions across each segment. We also incurred $7.6 million and $11.6 million of other restructuring charges during the three and six months ended June 30, 2021, comprised of lease terminations and environmental costs. We recorded net gains of $1.8 million and $1.4 million on the sale of restructured facilities for the three and six months ended June 30, 2021.

For the three and six months ended June 30, 2020, we recorded net restructuring charges of $12.8 million and $20.9 million for employee termination costs. These charges primarily related to the closure of the Chilean operations and other facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. We also incurred other restructuring charges of $14.0 million and $18.1 million for the three and six months ended June 30, 2020 and recorded a net loss of $0.2 million and a net gain of $1.5 million on the sale of restructured facilities for the three and six months ended June 30, 2020.

Restructuring and Multiemployer Pension Plan (“MEPP”) Reserves

Restructuring and MEPP reserves as of December 31, 2020 and June 30, 2021, and changes during the six months ended June 30, 2021, were as follows:

		Restructuring	Foreign
	December 31,	and Other	Exchange and	Cash	June 30,
	2020	Charges	Other	Paid	2021
Employee terminations	$6.2	$3.7	$0.1	$(4.1)	$5.9
MEPP withdrawal obligations	70.2	0.2	—	(21.6)	48.8
Other	12.2	11.6	0.2	(9.2)	14.8
Total	$88.6	$15.5	$0.3	$(34.9)	$69.5

The current portion of restructuring reserves of $24.3 million at June 30, 2021 was included in Accrued liabilities and other while the long-term portion of $45.2 million, primarily related to MEPP withdrawal obligations, employee terminations in litigation and other, was included in Other noncurrent liabilities at June 30, 2021. The liabilities for the withdrawal obligations associated with our previous decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $6.9 million and $41.9 million, respectively, as of June 30, 2021.

Payments on our MEPP withdrawal obligations are scheduled to be substantially completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to MEPP withdrawals. Refer to Note 14 – Commitment and Contingencies to our Condensed Consolidated Financial Statements for further details.

The restructuring liabilities classified as “other” primarily consisted of reserves for employee termination litigation and environmental matters. Any potential recoveries or additional charges could affect amounts reported in our condensed consolidated financial statements.

8. Retirement Plans

Components of net pension and other postretirement benefits plan (“OPEB”) income for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Pension income:
Service cost	$0.3	$0.2	$0.6	$0.5
Interest cost	5.1	6.8	10.2	13.7
Expected return on plan assets	(9.6)	(10.0)	(19.1)	(20.2)
Amortization, net	3.0	2.5	5.9	5.0
Net pension income	$(1.2)	$(0.5)	$(2.4)	$(1.0)

OPEB income:
Interest cost	1.0	1.8	2.1	3.6
Expected return on plan assets	(2.9)	(3.1)	(5.9)	(6.3)
Amortization, net	(1.7)	(1.5)	(3.2)	(3.0)
Net OPEB income	$(3.6)	$(2.8)	$(7.0)	$(5.7)

During the six months ended June 30, 2021 and 2020, we contributed $2.6 million and $4.2 million, respectively, to our retirement plans.

9. Share-Based Compensation

In March 2021, we awarded our annual share-based compensation grants, which consisted of 0.8 million restricted stock units with a grant date fair value of $4.52 per unit and 0.8 million performance share units also with a grant date fair value of $4.52 per unit. The restricted stock units are subject to a three year ratable vesting period and the performance share units are subject to a three year performance period. Dividends are not paid on restricted stock units. As of June 30, 2021, there were 1.5 million and 2.2 million outstanding restricted shares and performance restricted shares, respectively.

In addition, in March 2021 we granted 0.9 million cash-settled restricted stock units (“phantom restricted stock units”) and 0.9 million cash-settled performance stock units (“phantom performance stock units”). Our share price on the date of grant was $4.52. The phantom restricted stock units vest and are payable in three equal installments over a period of three years after the grant date. The phantom performance stock units are subject to a three year performance period. Phantom stock units are not shares of our common stock and therefore the recipients of these awards do not receive ownership interest in the Company or stockholder voting rights. Phantom stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. All phantom stock unit awards are classified as liability awards due to their expected settlement in cash and are included in Accrued liabilities and other in the Condensed Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair value of the awards at the end of each reporting period. Dividends are not paid on phantom stock units. As of June 30, 2021, there were 2.1 million and 2.4 million outstanding cash-settled phantom and performance cash-settled phantom shares, respectively.

Compensation expense for these plans was $9.4 million and $16.2 million for the three and six months ended June 30, 2021 and $2.8 million and $3.1 million for the three and six months ended June 30, 2020, respectively.

10. Equity

Our equity as of December 31, 2020 and June 30, 2021, and changes during the three and six months ended June 30, 2021, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2020	$0.9	$3,263.6	$(1,127.6)	$(2,240.7)	$(153.9)	$(257.7)	$13.9	$(243.8)
Net (loss) income				(1.3)		(1.3)	0.2	(1.1)
Other comprehensive loss					(6.4)	(6.4)	(0.2)	(6.6)
Share-based compensation		0.2				0.2		0.2
Issuance of share-based awards, net of withholdings and other		(158.4)	156.0			(2.4)		(2.4)
Distributions to noncontrolling interests						—	(0.7)	(0.7)
Balance at March 31, 2021	$0.9	$3,105.4	$(971.6)	$(2,242.0)	$(160.3)	$(267.6)	$13.2	$(254.4)
Net (loss) income				(9.4)		(9.4)	0.2	(9.2)
Other comprehensive income					17.4	17.4	0.1	17.5
Share-based compensation		2.4				2.4		2.4
Issuance of share-based awards, net of withholdings and other		(77.8)	77.7			(0.1)		(0.1)
Balance at June 30, 2021	$0.9	$3,030.0	$(893.9)	$(2,251.4)	$(142.9)	$(257.3)	$13.5	$(243.8)

On May 17, 2021, our Board of Directors approved an amendment to the Stockholder Rights Agreement. The amendment raises from 10% to 15% the level of beneficial ownership of RRD common stock the acquisition of which by a person or group (other than certain passive institutional investors) would result in the rights becoming exercisable.

Our equity as of December 31, 2019 and June 30, 2020, and changes during three and six months ended June 30, 2020, were as follows:

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

`

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

During the six months ended June 30, 2021 and 2020, no shares of common stock were purchased by us; however, shares were withheld for tax liabilities upon the vesting of equity awards.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic and diluted net (loss) earnings per share attributable to RRD common stockholders:
Continuing operations	$(0.13)	$(0.79)	$(0.16)	$(0.70)
Discontinued operations	$—	$—	$0.01	$(0.28)
Net loss attributable to RR Donnelley stockholders	$(0.13)	$(0.79)	$(0.15)	$(0.98)

Numerator:
Net loss attributable to RRD common stockholders - continuing operations	$(9.4)	$(57.2)	$(11.3)	$(50.3)
Net earnings (loss) from discontinued operations, net of income taxes	—	—	0.6	(19.9)
Net loss attributable to RRD common stockholders	$(9.4)	$(57.2)	$(10.7)	$(70.2)

Denominator:
Weighted average number of common shares outstanding - Basic and Diluted	73.3	72.2	73.0	71.9

Weighted average number of anti-dilutive share-based awards:
Stock options	0.2	0.3	0.2	0.3
Restricted stock units	0.6	1.5	0.7	1.1
Total	0.8	1.8	0.9	1.4

Dividends declared per common share	$—	$—	$—	$0.03

12. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and income tax expense (benefit) allocated to each component for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$10.0	$—	$10.0	$(0.2)	$—	$(0.2)
Adjustments for net periodic pension and OPEB cost	1.3	0.3	1.0	2.7	0.6	2.1
Change in fair value of derivatives	8.7	2.2	6.5	12.1	3.1	9.0
Other comprehensive income	$20.0	$2.5	$17.5	$14.6	$3.7	$10.9

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$6.8	$—	$6.8	$(13.2)	$—	$(13.2)
Adjustments for net periodic pension and OPEB cost	1.0	0.3	0.7	2.0	0.5	1.5
Change in fair value of derivatives	(1.8)	(0.5)	(1.3)	(17.5)	(4.2)	(13.3)
Other comprehensive income (loss)	$6.0	$(0.2)	$6.2	$(28.7)	$(3.7)	$(25.0)

Accumulated other comprehensive loss by component as of December 31, 2020 and June 30, 2021, and changes during the six months ended June 30, 2021, were as follows:

	Changes in the Fair Value of Derivatives	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2020	$(11.0)	$(178.5)	$35.6	$(153.9)
Other comprehensive loss before reclassifications	(2.2)	—	(0.1)	(2.3)
Amounts reclassified from accumulated other comprehensive loss	11.2	2.1	—	13.3
Net change in accumulated other comprehensive loss	9.0	2.1	(0.1)	11.0
Balance at June 30, 2021	$(2.0)	$(176.4)	$35.5	$(142.9)

Accumulated other comprehensive loss by component as of December 31, 2019 and June 30, 2020, and changes during the six months ended June 30, 2020, were as follows:

	Changes in the Fair Value of Derivatives	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2019	$1.0	$(185.7)	$8.5	$(176.2)
Other comprehensive loss before reclassifications	(14.1)	—	(13.0)	(27.1)
Amounts reclassified from accumulated other comprehensive loss	0.8	1.5	—	2.3
Net change in accumulated other comprehensive loss	(13.3)	1.5	(13.0)	(24.8)
Balance at June 30, 2020	$(12.3)	$(184.2)	$(4.5)	$(201.0)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Classification in the Condensed
	2021	2020	2021	2020	Consolidated Statements of Operations
Amortization of pension and OPEB cost:
Net actuarial loss	$2.6	$1.4	$5.4	$3.0	Investment and other income-net
Net prior service credit	(1.3)	(0.4)	(2.7)	(1.0)	Investment and other income-net
Reclassifications before tax	1.3	1.0	2.7	2.0
Income tax benefit	0.3	0.3	0.6	0.5
Reclassification, net of tax	1.0	0.7	$2.1	$1.5

Derivatives:
Net realized loss	$9.9	$1.0	$11.2	$0.8	Interest expense-net
Reclassification, net of tax	9.9	1.0	11.2	0.8
Total reclassifications, net of tax	$10.9	$1.7	$13.3	$2.3

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

	Three Months Ended
	June 30, 2021

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$924.7	$(15.1)	$909.6	$55.2	$22.3	$12.5
Marketing Solutions	241.0	(5.0)	236.0	9.0	8.1	1.6
Total operating segments	1,165.7	(20.1)	1,145.6	64.2	30.4	14.1
Corporate	—	—	—	(36.0)	2.5	2.8
Total operations	$1,165.7	$(20.1)	$1,145.6	$28.2	$32.9	$16.9

	Three Months Ended
	June 30, 2020

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$808.0	$(12.4)	$795.6	$17.1	$23.8	$9.1
Marketing Solutions	219.3	(5.3)	214.0	(1.8)	12.0	4.8
Total operating segments	1,027.3	(17.7)	1,009.6	15.3	35.8	13.9
Corporate	—	—	—	(34.3)	1.1	6.5
Total operations	$1,027.3	$(17.7)	$1,009.6	$(19.0)	$36.9	$20.4

	Six Months Ended
	June 30, 2021
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	June 30, 2021
Business Services	$1,860.7	$(29.0)	$1,831.7	$108.4	$45.3	$20.3	$2,181.6
Marketing Solutions	496.6	(9.6)	487.0	22.8	16.1	4.6	630.3
Total operating segments	2,357.3	(38.6)	2,318.7	131.2	61.4	24.9	2,811.9
Corporate	—	—	—	(77.9)	5.3	5.0	189.0
Total operations	$2,357.3	$(38.6)	$2,318.7	$53.3	$66.7	$29.9	$3,000.9

	Six Months Ended
	June 30, 2020
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2020
Business Services	$1,714.5	$(25.8)	$1,688.7	$54.8	$48.2	$19.8	$2,220.9
Marketing Solutions	549.7	(11.9)	537.8	23.1	26.2	6.4	674.3
Total operating segments	2,264.2	(37.7)	2,226.5	77.9	74.4	26.2	2,895.2
Corporate	—	—	—	(63.8)	1.7	11.9	235.7
Total operations	$2,264.2	$(37.7)	$2,226.5	$14.1	$76.1	$38.1	$3,130.9

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

In addition, the Brazil authorities are also investigating the matter and in June 2021 the Company learned that Brazil's Comptroller General of the Union ("CGU") issued an administrative enforcement notice with charges related to previous business dealings between an administrative body of the Brazilian Ministry of Education and the Company's former Brazilian subsidiary, RR Donnelley Editora e Gráfica (“RRD-Brazil”).  The administrative enforcement notice forms the basis of an administrative proceeding against the former Brazilian subsidiary (which filed for bankruptcy liquidation in March 2019) and its immediate parent, RR Donnelley Holdings B.V.  The Company also is named as a party in this proceeding.  The administrative enforcement notice alleges that former employees of RRD-Brazil engaged in anticompetitive and other business misconduct in connection with services provided to the Ministry of Education.  We are pursuing our defenses in this matter and analyzing potential courses of action with local legal counsel.

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

Contingencies related to LSC Communication, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”)

Subsequent to the spinoff of LSC Communications, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”) on October 1, 2016, we may be contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Our exposure to these potential contingent liabilities decreases over time as LSC and Donnelley Financial pay monthly lease obligations and as the leases expire. As of June 30, 2021 these potential contingent obligations were $41.2 million and $1.8 million for LSC and Donnelley Financial, respectively.

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. In September 2020, a third-party (the “Buyer”) offered to buy the assets and assume certain obligations of LSC. Although the buyer assumed the majority of LSC’s existing leases, we continue to be contingently liable for these leases until their termination or renewal.

In May and June 2020 we became aware that LSC failed to make required monthly contributions to certain of their multiemployer pension plans (“MEPP”). In accordance with laws and regulations governing multiemployer pension plans, we believe that we and Donnelley Financial, as former members of the control group, are contingently liable on a joint and several liability basis for LSC’s MEPP obligations. We believe that the total undiscounted MEPP obligations for which LSC was responsible was approximately $100 million and was payable over an average 13-year period. The amount of our ultimate liability related to LSC's MEPP obligations is contingent upon the outcome of our negotiations with Donnelley Financial concerning how the obligations would be apportioned between us and Donnelley Financial. These negotiations commenced during the third quarter of 2020, when the parties agreed to enter into mediation, and then arbitration, after an agreement was not reached though the mediation process. During the first quarter of 2021, Donnelley Financial filed notice to commence the arbitration process, although no arbitration date has been set. In 2020, we recorded a contingent liability of approximately $37.1 million representing our estimate of the aggregate payments we believe we will be required to make with respect to LSC’s MEPP liabilities. This amount however could be adjusted in the future based on the final allocation as a result of the arbitration process. Payments to settle this liability are scheduled to be completed by 2034.

During the six months ended June 30, 2021, we and Donnelley Financial commenced negotiations with each of the three MEPPs to settle the MEPP liabilities and, we successfully negotiated a settlement with two of the three plans. As a result of these settlements, in the same period, we recorded a $2.2 million gain in restructuring, impairment and other expense on the Condensed Consolidated Statement of Operations reflecting our estimated share of the reduced liability. Cash payments made by us during the second quarter of 2021 were approximately $18.4 million and primarily related to the settlement of the two MEPP plans. As of June 30, 2021, we have $13.4 million accrued representing our estimate for our share of the remaining liability.

15. Debt

Debt at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Borrowings under the ABL Credit Facility	$30.0	$—
8.875% debentures due April 15, 2021	—	55.6
7.000% notes due February 15, 2022	79.3	79.3
6.500% notes due November 15, 2023	75.0	75.0
Term Loan due January 15, 2024 (a)	149.2	535.8
6.000% notes due April 1, 2024	61.7	61.7
6.125% secured notes due November 1, 2026	451.1	—
8.250% notes due July 1, 2027	245.8	245.8
6.625% debentures due April 15, 2029	103.4	103.4
8.500% notes due April 15, 2029	302.5	301.6
8.820% debentures due April 15, 2031	54.5	54.5
Unamortized debt issuance costs	(10.6)	(9.6)
Total debt	1,541.9	1,503.1
Less: current portion	79.3	61.1
Long-term debt	$1,462.6	$1,442.0
(a)	As of June 30, 2021 and December 31, 2020, the interest rate on the Term Loan due January 15, 2024 was 5.09% and 5.15%, respectively.

The fair values of the notes and debentures, which were determined using the market approach based upon quoted prices or interest rates available to us for debt obligations with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt at June 30, 2021 and December 31, 2020 was greater than its book value by approximately $182.2 million and $142.9 million, respectively.

On April 28, 2021, we completed an offering of $400.0 million aggregate principal amount of 6.125% senior secured notes due 2026 (the “2026 Notes”) at par. On May 10, 2021, we completed an additional $50.0 million offering of the 2026 Notes that were issued at a $1.1 million premium, increasing the aggregate principal amount of the 2026 Notes to $450.0 million. The 2026 Notes are general senior secured obligations of the Company and are guaranteed by our domestic, wholly-owned subsidiaries that are guarantors of the ABL Credit Facility and Term Loan. Interest on the 2026 Notes is payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2021. The 2026 Notes mature on November 1, 2026. The proceeds from the offerings of the 2026 Notes were used to repay $387.6 million of principal outstanding under our Term Loan and to reduce the outstanding balance under our ABL Credit Facility, including the amount borrowed for repayment of the $55.6 million principal outstanding of the 8.875% Debentures that matured on April 15, 2021.

On April 16, 2021, we amended our senior secured asset-based revolving credit facility (the “ABL Credit Facility”) to, among other things, extend the maturity date from September 29, 2022 to April 16, 2026 and reduce the aggregate commitments from $800.0 million to $650.0 million.

The amount available to be borrowed under the ABL Credit Facility is equal to the lesser of (a) $650.0 million and (b) a borrowing base formula based on the amount of accounts receivable, inventory, machinery, equipment and, if we were to so elect in the future subject to the satisfaction of certain conditions, fee-owned real estate of ours and our material domestic subsidiaries, subject to certain eligibility criteria and advance rates (collectively, the “Borrowing Base”). The aggregate amount of real estate, machinery and equipment that can be included in the Borrowing Base formula is limited to $175.0 million.

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

Based on our Borrowing Base as of June 30, 2021 and letters of credit, we had approximately $462.0 million borrowing capacity available under the ABL Credit Facility. The weighted average interest rate on borrowings under our ABL Credit Facility was 1.5% and 1.9% during the six months ended June 30, 2021 and 2020, respectively. There was $30 million of outstanding borrowings on our ABL Credit Facility as of June 30, 2021 and no outstanding borrowings as of December 31, 2020.

During the second quarter of 2021, we utilized proceeds from the offerings of the 2026 Notes to repay $387.6 million of principal outstanding on our term loan B (the “Term Loan”), which we entered into on October 15, 2018 and is scheduled to mature on January 15, 2024. The repayment was applied to eliminate the quarterly principal payments that were previously required. The Term Loan bears interest based on the London Interbank Offered Rate (LIBOR) plus a margin of 5% or a base rate plus a margin of 4%. Debt extinguishment costs in conjunction with the partial repayment of the Term Loan were $6.2 million, which included unamortized debt issuance costs and discount and is recorded in Loss on debt extinguishment for three months ended June 30, 2021 on the Condensed Consolidated Statement of Operations.

The credit agreements for our ABL Credit Facility (the “ABL Credit Agreement”) and Term Loan (the "Term Loan Credit Agreement"), and the indenture for the 2026 Notes (the “2026 Notes Indenture”) contain customary affirmative and negative covenants including negative covenants restricting, among other things, our ability to incur or guarantee debt, or issue preferred stock, make certain loans or investments, make certain restricted payments (including payments on certain other debt, external dividends, and stock repurchases), incur liens securing other debt, consummate certain fundamental transactions, enter into certain transactions with affiliates and consummate asset sales. The ABL Credit Agreement contains a covenant which requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if availability under the ABL Credit Facility declines below certain levels. The Term Loan Credit Agreement and the 2026 Notes Indenture require that the net cash proceeds of significant asset sales be used to prepay the Term Loan and purchase the 2026 Notes to the extent that the net cash proceeds are not used for reinvestment in assets useful to our business, certain acquisitions and investments, repayment of certain borrowings under our ABL Credit Facility or to reduce, prepay, repay or purchase certain indebtedness, in each case, subject to certain restrictions and limitations set forth in the Term Loan Credit Agreement and the 2026 Notes Indenture.

Interest paid was $31.7 million and $54.6 million for the three and six months ended June 30, 2021 and $44.3 million and $67.8 million for the three and six months ended June 30, 2020.

Interest income was $0.3 million and $0.7 million for the three and six months ended June 30, 2021 and $0.4 million and $0.9 million for the three and six months ended June 30, 2020.

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

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. To the extent the gains and losses associated with the fair values of foreign currency derivatives are recognized in the Consolidated Statements of Operations, they are generally offset by gains and losses on underlying payables and receivables. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at June 30, 2021 and December 31, 2020 was $268.7 million and $220.7 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

In 2019 and 2020, we entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of our floating-rate Term Loan based on LIBOR to a fixed-rate. The interest rate swaps, with a notional value of $400.0 million, were designated as cash flow hedges against the variability of cash flows associated with our Term Loan scheduled to mature on January 15, 2024, which are attributable to changes in the benchmark interest rate. In the second quarter of 2021, we terminated interest rate swap agreements with a notional value of $300.0 million in conjunction with the partial repayment of our Term Loan. The termination of these agreements resulted in a loss of $9.2 million recorded within interest expense on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021.

The fair value of the remaining $100.0 million interest rate swap was determined to be Level 2 under the fair value hierarchy and was developed using the market standard methodology of netting the discounted future variable cash payments and the discounted expected fixed cash receipts. Credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair value to account for potential nonperformance risk. We evaluate the credit value adjustments of the interest rate swap agreement, which take into account the possibility of counterparty and our own default, on at least a quarterly basis.

Our foreign currency contracts and interest rate swap are subject to master netting agreements that allow us to settle positive and negative positions with the respective counterparties. Under these master netting agreements, net settlement generally permits us or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.

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

As of June 30, 2021 and December 31, 2020, the fair values of our derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

	Classification on Consolidated Balance Sheets	June 30, 2021	December 31, 2020
Derivative assets
Foreign currency contracts:
Not designated as hedging instruments	Prepaid expenses and other current assets	$1.9	$5.9

Derivative liabilities
Foreign currency contracts:
Not designated as hedging instruments	Accrued liabilities and other	$—	$2.3
Interest rate swap agreements:
Designated as cash flow hedges	Accrued liabilities and other	1.3	5.0
Designated as cash flow hedges	Other noncurrent liabilities	1.3	9.6

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification of Loss (Gain) Recognized in the Consolidated Statements of Operations	2021	2020	2021	2020
Derivatives not designated as hedges
Foreign currency contracts	Selling, general and administrative expenses	$(7.4)	$(0.1)	$(5.0)	$1.1
Derivatives designated as cash flow hedges
Interest rate swap agreements	Interest expense, net	9.9	1.0	11.2	0.8

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives designated as cash flow hedges
Interest rate swap agreements	$1.2	$2.7	$(0.9)	$18.2

17. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, however early adoption was permitted. We adopted ASU 2019-12 on January 1, 2021 and the changes did not have a material impact on our income tax provision.

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

Discontinued Operations

In the fourth quarter of 2020, we sold DLS Worldwide and International Logistics which completed our plan to exit our Logistics business, a component of the Business Services reporting segment. The Logistics business was comprised of DLS Worldwide, International Logistics, Print Logistics and Courier Logistics. These transactions are part of our strategy to optimize our portfolio and reduce debt. As part of our plan, we previously sold the Print Logistics business in July 2018 and the Courier Logistics business in March 2020. Accordingly, we have reflected the Print Logistics business, Courier Logistics business, the DLS Worldwide business, and the International Logistics business as discontinued operations. The financial results of these businesses have been excluded from continuing operations and segment results for all periods presented unless otherwise noted. Refer to Note 2 –Discontinued Operations to our Condensed Consolidated Financial Statements for additional information.

Executive Overview

Response to COVID-19

In 2020, the COVID-19 pandemic created, and continues to create, significant business challenges for companies around the world, including many of our clients across the broad number of industries we serve. In response to the pandemic, we established a formal operating plan that we are utilizing to manage our business through this challenging global business environment.  Our operating plan consists of three clear priorities: to protect the health and safety of our employees, to sustain operational and supply chain continuity, and to effectively manage our business performance and liquidity throughout this very volatile period.

EMPLOYEES HEALTH AND SAFETY

We are continually evolving our policies and procedures to adhere to the latest best practices being provided by the Centers for Disease Control (“CDC”) and World Health Organization (“WHO”). Our cross-functional COVID Task Force created at the onset of the pandemic has developed safety measures, policies, and procedures for our workplace. We have implemented flexible working policies, including telecommuting and staggered shifts, while allowing for voluntary leaves of absence. We recently have begun to welcome employees back into our offices in a cautious and phased approach. We continue to enforce social distancing policies within all of our facilities, require unvaccinated employees to wear face coverings, and provide training for adherence to personal hygiene best practices in line with CDC and WHO guidelines.

SUPPLY CHAIN CONTINUITY

We have activated our business continuity plans and are leveraging our strong supply chain partnerships to continue to meet the ongoing needs of our 30,000 global clients. We remain fully operational across the 28 countries in which we operate.

BUSINESS IMPACT

Although the COVID-19 pandemic significantly impacted the Company’s financial results in 2020, and continues to create some challenges in 2021, we believe that there are three primary factors that are helping mitigate the top line impact from the pandemic. These factors include our diverse portfolio of products and services, the lack of client concentration, and the products and services we have introduced to meet the evolving needs of our clients.

The extent to which the pandemic will continue to impact our business, results of operations, financial position and cash flows will depend on future developments which remain highly uncertain and cannot be fully predicted or estimated at this time. However, amidst the global uncertainty posed by COVID-19, we are positioning the Company to weather economic uncertainty and protect the short and long-term interests of our stakeholders. Continuing into 2021, we remain laser-focused on lowering our cost structure and on maintaining a sufficient level of liquidity.

Second Quarter Overview

Net sales increased by $136.0 million, or 13.5%, for the three months ended June 30, 2021 compared to the same period in 2020. Second quarter net sales were favorably impacted by $21.7 million due to changes in foreign exchange rates. Net sales also increased due to higher volume reflecting strengthening demand for most of our products and services. Notably, higher demand for e-commerce sales have contributed to the growth in our Packaging and Labels products. The increase also reflects continued recovery from the COVID-19 pandemic, partially offset by last year’s Census project, which was completed in mid-2020.

Income from operations for the three months ended June 30, 2021 was $28.2 million, an increase of $47.2 million compared to a loss of $19.0 million for the prior year period. The increase was primarily driven by higher sales, cost control initiatives and lower restructuring and impairment expenses, partially offset by unfavorable foreign exchange rates and higher incentive compensation.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the three months ended June 30, 2021, we realized significant cost savings from recent and previous restructuring activities including the reorganization of administrative and support functions across all segments, several facility consolidations, and asset rationalization. These savings were partially offset by the effect of unfavorable exchange rates.

Net cash used in operating activities for the six months ended June 30, 2021 was $64.8 million as compared to $44.2 million used in operating activities for the six months ended June 30, 2020. The increase in 2021 was primarily driven by $23.9 million of LSC bankruptcy related payments primarily associated with lump sum settlements of two MEPP plans, higher tax and incentive compensation payments, and a $9.2 million payment to terminate certain interest rates swaps, partially offset by lower restructuring and interest payments.

Outlook

While client demand for our products and services continues to strengthen, ongoing challenges including labor shortages, supply chain disruption, inflationary increases and shipping delays caused by container shortages in key ports including China, remain. These issues, combined with the ongoing uncertainty related to the COVID-19 pandemic, create added challenges when predicting future business performance. Excluding the unpredictability related to these factors, we now expect net sales for 2021 to be up by 1% to 3% taking into consideration reductions from the ending of the 2020 Census project and one-time pandemic related projects completed in 2020 offset by further economic recovery as the year progresses.

Our outlook assumes that the U.S. economy and the economies of the foreign countries in which we operate will continue to recover from the economic effects of COVID-19, although the recovery may be uneven given the uncertainty of the pandemic. Our outlook also assumes that we will be able to pass on to our clients a substantial majority of material price increases, and that we will not experience any substantial operational outages related to labor shortages and supply chain interruptions. We continue to leverage our client relationships in order to provide a larger share of their communications needs. In addition, we expect to continue cost control and productivity initiatives, including selected facility consolidations and asset rationalizations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

The following table shows the results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	1,145.6	1,009.6	136.0	13.5%
Cost of sales	928.1	817.3	110.8	13.6%
Gross profit	217.5	192.3	25.2	13.1%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	143.8	138.8	5.0	3.6%
Restructuring, impairment and other-net	9.7	28.4	(18.7)	(65.8%)
Depreciation and amortization	32.9	36.9	(4.0)	(10.8%)
Other operating expense	2.9	7.2	(4.3)	(59.7%)
Income (loss) from operations	$28.2	$(19.0)	$47.2	nm

Consolidated

Continuing Operations

Net sales for the three months ended June 30, 2021 increased $136.0 million, or 13.5%, to $1,145.6 million versus the same period in 2020. Net sales increased by $21.7 million due to favorable changes in foreign exchange rates. Net sales also increased due to higher volume reflecting strengthening demand for most of our products and services. Notably, higher demand for e-commerce sales have contributed to the growth in our Packaging and Labels products. The increase also reflects continued recovery from the COVID-19 pandemic, partially offset by last year’s Census project, which was completed in mid-2020.

Cost of sales for the three months ended June 30, 2021 increased $110.8 million, or 13.6%, to $928.1 million versus the same period in 2020. Total cost of sales increased primarily due to higher volume across most of our products and services and higher cost of raw materials, partially offset by the favorable impact of cost reduction activities. As a percentage of net sales, cost of sales remained relatively unchanged for the three months ended June 30, 2021 versus the same period in 2020.

Gross profit increased $25.2 million to $217.5 million for the three months ended June 30, 2021 versus the same period in 2020, primarily due to higher volume. Our gross margin percentage remained relatively unchanged for the three months ended June 30, 2021 versus the same period in 2020.

Selling, general and administrative expenses increased $5.0 million to $143.8 million for the three months ended June 30, 2021 versus the same period in 2020 primarily as a result of increased incentive compensation expense, largely attributable to the increase in our stock price and unfavorable exchange rates, partially offset by cost control initiatives. As a percentage of net sales, selling, general and administrative expenses decreased from 13.7% to 12.6% for the three months ended June 30, 2021 versus the same period in 2020, reflecting the benefit of restructuring actions and other costs control initiatives.

For the three months ended June 30, 2021, net restructuring, impairment and other charges decreased $18.7 million to $9.7 million. The decrease was primarily driven by lower restructuring activity, including a $10.5 million reduction in employee termination costs, and lower consulting costs compared to the prior year. See Note 7, Restructuring, Impairment and Other, and Note 14, Commitment and Contingencies, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $4.0 million to $32.9 million for the three months ended June 30, 2021 compared to the same period in 2020. Depreciation and amortization included $4.8 million of amortization of other intangible assets related to client relationships and trade names for each of the three months ended June 30, 2021 and 2020.

Other operating expense for the three months ended June 30, 2021 was $2.9 million compared to $7.2 million in the same period in 2020. The decrease was primarily the result of lower expenses related to the SEC and DOJ investigations and the prior year included a $2.9 million loss on a business disposition which did not occur in the current period.

Income from operations for the three months ended June 30, 2021 was $28.2 million, an increase of $47.2 million compared to a loss of $19.0 million for the three months ended June 30, 2020.

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$38.5	$34.6	$3.9	11.3%
Investment and other income-net	(4.9)	(3.4)	(1.5)	44.1%
Loss on debt extinguishment	6.2	0.4	5.8	nm

Net interest expense increased by $3.9 million to $38.5 million for the three months ended June 30, 2021 versus the same period in 2020. Net interest expense included $9.2 million related to the termination of certain interest rate swaps. Refer to Note 16 – Derivatives within the Notes to the Condensed Consolidated Financial Statements for further discussion. Excluding the effects of the swap termination, our interest expense decreased approximately $5 million primarily due to prior repurchases and repayment of higher interest rate debt and lower average borrowings and interest rates on the ABL Credit Facility.

The loss on debt extinguishment in the three month period ended June 30, 2021 primarily resulted from the write-off of debt issuance costs and discount related to the Term Loan.

Investment and other income-net for the three months ended June 30, 2021 and 2020 was $4.9 million and $3.4 million respectively, primarily comprised of net OPEB and pension income.

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Loss from continuing operations before income taxes	$(11.6)	$(50.6)	$39.0	(77.1%)
Income tax (benefit) expense	(2.4)	6.6	(9.0)	nm

The income tax benefit and expense for the three months ended June 30, 2021 and 2020 were primarily driven by the mix of earnings, the tax impact of our interest expense, and changes in tax laws.

Net loss attributable to RRD common stockholders was $9.4 million for the three months ended June 30, 2021 compared to a loss of $57.2 million for the three months ended June 30, 2020.

Information by Segment

Business Services

	Three Months Ended
	June 30,
	2021	2020
	(in millions, except percentages)
Net sales	$909.6	$795.6
Income from operations	55.2	17.1
Operating margin	6.1%	2.1%
Restructuring, impairment and other-net	3.3	9.7

Net sales for the Business Services segment for the three months ended June 30, 2021 were $909.6 million, an increase of $114.0 million, or 14.3%, compared to the same period in 2020. Net sales increased $21.7 million due to favorable changes in exchange rates. Net sales also increased due to higher volume reflecting strengthening demand for most of our products and services. Notably, higher demand for e-commerce sales have contributed to the growth in our Packaging and Labels products. The increase also reflects continued recovery from the COVID-19 pandemic. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	June 30,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Commercial print	$340.3	$275.5	$64.8	23.5%
Packaging	179.7	150.4	29.3	19.5%
Labels	131.3	113.7	17.6	15.5%
Statements	99.3	101.9	(2.6)	(2.6%)
Supply chain management	67.3	64.9	2.4	3.7%
Forms	48.8	48.6	0.2	0.4%
Business process outsourcing	42.9	40.6	2.3	5.7%
Total Business Services	$909.6	$795.6	$114.0	14.3%

Business Services segment income from operations increased $38.1 million to $55.2 million for the three months ended June 30, 2021, primarily due to higher volume, cost control initiatives and lower restructuring, impairment and other expenses, partially offset by unfavorable foreign exchange rates of approximately $10.0 million.

Marketing Solutions

	Three Months Ended
	June 30,
	2021	2020
	(in millions, except percentages)
Net sales	$236.0	$214.0
Income (loss) from operations	9.0	(1.8)
Operating margin	3.8%	(0.8%)
Restructuring and other-net	2.5	2.2

Net sales for the Marketing Solutions segment for the three months ended June 30, 2021 were $236.0 million, an increase of $22.0 million, or 10.3%, compared to the same period in 2020. Net sales increased primarily due to higher volume and higher prices, partially offset by the effects of the 2020 Census contract, which was substantially completed by June 30, 2020.

The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Three Months Ended
	June 30,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$113.6	$108.0	$5.6	5.2%
Digital print and fulfillment	101.7	84.7	17.0	20.1%
Digital and creative solutions	20.7	21.3	(0.6)	(2.8%)
Total Marketing Solutions	$236.0	$214.0	$22.0	10.3%

Marketing Solutions segment income from operations for the three months ended June 30, 2021 was $9.0 million, an increase of $10.8 million compared to a loss of $1.8 million for the same period in 2020, primarily due to higher volume reflective of continued recovery from the COVID-19 pandemic and cost control initiatives, partially offset by the Census contract which was substantially completed by mid-2020.

Corporate

Corporate operating expenses during the three months ended June 30, 2021 were $36.0 million, an increase of $1.7 million compared to the same period in 2020. The increase is primarily driven by increased incentive compensation expense, largely attributable to an increase in our stock price, partially offset by lower other selling, generally and administrative expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2021 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

The following table shows the results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	2,318.7	2,226.5	92.2	4.1%
Cost of sales	1,877.1	1,785.9	91.2	5.1%
Gross profit	441.6	440.6	1.0	0.2%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	297.1	298.7	(1.6)	(0.5%)
Restructuring, impairment and other-net	15.5	39.6	(24.1)	(60.9%)
Depreciation and amortization	66.7	76.1	(9.4)	(12.4%)
Other operating expense	9.0	12.1	(3.1)	(25.6%)
Income from operations	$53.3	$14.1	$39.2	nm

Consolidated

Continuing Operations

Net sales for the six months ended June 30, 2021 increased $92.2 million, or 4.1%, to $2,318.7 million versus the same period in 2020. Net sales increased $36.2 million due to favorable changes in foreign exchange rates and were unfavorably impacted by $6.5 million due to the Chile business closure in 2020. In addition to these factors, net sales also increased due to higher volume reflecting strengthening demand for most of our products and services. Notably, higher demand for e-commerce sales have contributed to the growth in our Packaging and Labels products. The increase also reflects continued recovery from the COVID-19 pandemic, partially offset by the Census project, which was completed in mid-2020.

Cost of sales for the six months ended June 30, 2021 increased $91.2 million, or 5.1%, to $1,877.1 million versus the same period in 2020, primarily due to higher volume and higher cost of raw materials.

Gross profit increased $1.0 million to $441.6 million for the six months ended June 30, 2021 versus the same period in 2020, primarily due to higher volume. Gross margin percentage decreased from 19.8% to 19.0% for the six months ended June 30, 2021 versus the same period in 2020, primarily reflecting the impact of unfavorable foreign exchange rates and rising costs of raw materials.

Selling, general and administrative expenses decreased $1.6 million to $297.1 million for the six months ended June 30, 2021 versus the same period in 2020, reflecting cost control initiatives, partially offset by unfavorable foreign exchange rates and higher incentive compensation expense. As a percentage of net sales, selling, general and administrative expenses was 12.8% for the six months ended June 30, 2021 versus 13.4% in the same period in 2020.

For the six months ended June 30, 2021, net restructuring, impairment and other expense decreased by $24.1 million to $15.5 million versus the same period in 2020. The decrease was primarily driven by lower restructuring activity, gains on sale of several facilities, and modest gains related to the settlement of certain LSC MEPP liabilities.  See Note 7, Restructuring, Impairment, and Other, and Note 14, Commitment and Contingencies within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $9.4 million to $66.7 million for the six months ended June 30, 2021 compared to the same period in 2020. Depreciation and amortization included $9.5 million and $9.7 million of amortization of other intangible assets related to client relationships and trade names for the six months ended June 30, 2021 and 2020, respectively.

Other operating expense for the six months ended June 30, 2021 was $9.0 million compared to $12.1 million for the same period in 2020. Other operating expenses in both periods primarily included expenses related to the ongoing SEC and DOJ investigations.

Income from operations for the six months ended June 30, 2021 was $53.3 million, an increase of $39.2 million compared to the six months ended June 30, 2020.

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$69.0	$68.5	$0.5	0.7%
Investment and other income-net	(9.7)	(7.2)	2.5	34.7%
Loss on debt extinguishment	6.2	0.2	6.0	nm

Net interest expense increased $0.5 million to $69.0 million for the six months ended June 30, 2021 versus the same period in 2020. Net interest expense included $9.2 million related to the termination of certain interest rate swaps in the second quarter of 2021. See Note 16 – Derivatives within the Notes to the Condensed Consolidated Financial Statements for further discussion. Excluding the effects of the swap termination, our interest expense decreased approximately $9 million, primarily due to prior repurchases and repayment of higher interest rate debt and lower average borrowings and interest rates on the newly amended ABL Credit Facility.

Investment and other income, net for the six months ended June 30, 2021 and 2020 was $9.7 million and $7.2 million, respectively, and principally comprised of net pension and OPEB income.

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Loss from continuing operations before income taxes	$(12.2)	$(47.4)	$35.2	(74.3%)
Income tax (benefit) expense	(1.3)	2.8	4.1	nm

The income tax benefit and expense for the six months ended June 30, 2021 and 2020 were primarily driven by the mix of earnings, the tax impact of our interest expense and changes in tax laws.

Discontinued Operations

Net income from discontinued operations was $0.6 million for the six months ended June 30, 2021 compared to a loss of $19.9 million in the same period in 2020. The net income from discontinued operations for the six months ended June 30, 2021 reflects the settlement of certain contingencies associated with the business divestitures and final net working capital adjustments. The net loss from discontinued operations in the first half of 2020 was primarily driven by a $20.6 million non-cash charge related to impairment of goodwill and $9.1 million pre-tax loss on the sale of our Courier Logistics business.

Net loss attributable to RRD common stockholders was $10.7 million and $70.2 million for the six months ended June 30, 2021 and 2020, respectively.

Information by Segment

Business Services

	Six Months Ended
	June 30,
	2021	2020
	(in millions, except percentages)
Net sales	$1,831.7	$1,688.7
Income from operations	108.4	54.8
Operating margin	5.9%	3.2%
Restructuring, impairment and other-net	6.7	15.4
Other operating expense	—	0.2

Net sales for the Business Services segment for the six months ended June 30, 2021 were $1,831.7 million, an increase of $143.0 million, or 8.5%, compared to the six months ended June 30, 2020. Net sales increased $36.2 million due to favorable changes in foreign exchange rates and were unfavorably impacted by $6.5 million due to the Chile business closure in 2020. Net sales also increased due to higher volume reflecting strengthening demand for most of our products and services. Notably, higher demand for e-commerce sales have contributed to the growth in our Packaging and Labels products. The increase also reflects continued recovery from the COVID-19 pandemic. The following table summarizes net sales by products and services in the Business Services segment:

	Six Months Ended
	June 30,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Commercial print	$676.8	$638.9	$37.9	5.9%
Packaging	354.1	265.5	88.6	33.4%
Labels	260.0	235.3	24.7	10.5%
Statements	217.8	228.8	(11.0)	(4.8%)
Supply chain management	140.0	134.6	5.4	4.0%
Forms	97.6	101.0	(3.4)	(3.4%)
Business process outsourcing	85.4	84.6	0.8	0.9%
Total Business Services	$1,831.7	$1,688.7	$143.0	8.5%

Business Services segment income from operations increased $53.6 million to $108.4 million for the six months ended June 30, 2021, primarily due to increased volume, increased prices, cost reductions and lower restructuring, impairment and other expenses, partially offset by the impact of unfavorable foreign exchange rates of approximately $20 million.

Marketing Solutions

	Six Months Ended
	June 30,
	2021	2020
	(in millions, except percentages)
Net sales	$487.0	$537.8
Income from operations	22.8	23.1
Operating margin	4.7%	4.3%
Restructuring and other-net	4.7	2.7

Net sales for the Marketing Solutions segment for the six months ended June 30, 2021 were $487.0 million, a decrease of $50.8 million compared to the six months ended June 30, 2020. Net sales decreased due to lower volume in direct marketing attributable to the 2020 Census contract, which was substantially completed in mid-2020, partially offset by higher order volume from several existing customers reflecting continued recovery from the COVID-19 pandemic. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Six Months Ended
	June 30,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$244.5	$290.8	$(46.3)	(15.9%)
Digital print and fulfillment	199.2	198.3	0.9	0.5%
Digital and creative solutions	43.3	48.7	(5.4)	(11.1%)
Total Marketing Solutions	$487.0	$537.8	$(50.8)	(9.4%)

Marketing Solutions segment income from operations decreased $0.3 million to $22.8 million for the six months ended June 30, 2021 as a result of the 2020 Census contract which was substantially completed in mid-2020, partially offset by cost control initiatives.

Corporate

Corporate operating expenses during the six months ended June 30, 2021 were $77.9 million, compared to $63.8 million for the six months ended June 30, 2021, an increase of $14.1 million. The increase was primarily driven by increased incentive compensation expense, largely attributable to an increase in our stock price.

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have sufficient liquidity to support our ongoing operations and to invest in future growth to create value for our stockholders. Our operating cash flows, existing cash balances and available capacity under our asset-based senior secured revolving credit facility (the “ABL Credit Facility”) are our primary sources of liquidity and are expected to be used for, among other things, capital expenditures, completion of restructuring programs and payment of interest and principal on our long-term debt obligations.

The following describes our cash flows for the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,
	2021	2020	$ Change
	(in millions)
Net cash used in operating activities	$(64.8)	$(44.2)	$(20.6)
Net cash used in investing activities	(23.7)	(14.2)	(9.5)
Net cash provided by financing activities	25.2	211.1	(185.9)
Effect of exchange rates on cash, cash equivalents and restricted cash	1.9	(4.3)	6.2
Net (decrease) increase in cash, cash equivalents and restricted cash	$(61.4)	$148.4	$(209.8)

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $64.8 million compared to $44.2 million in 2020. The increase in 2021 was driven by $23.9 million of LSC bankruptcy related payments primarily associated with lump sum settlements of two MEPP plans, higher tax and incentive compensation payments, and a $9.2 million payment to terminate certain interest rates swaps, partially offset by lower restructuring and interest payments. Included in net cash used in operating activities were the following operating cash outflows:

	Six Months Ended
	June 30,
	2021	2020	$ Change
	(in millions)
Income tax payments, net of tax refunds	$25.7	$11.4	$14.3
Interest payments	54.6	67.8	(13.2)
Performance-based compensation payments	56.6	41.4	15.2
Restructuring payments	16.5	34.5	(18.0)
Payments on interest rate swap terminations	9.2	—	9.2
Pension and other postretirement benefits plan contributions	2.6	4.2	(1.6)
LSC bankruptcy related payments including MEPP	23.9	—	23.9
Significant cash (outflows) inflows included in investing and financing activities for each period were as follows:

	Six Months Ended
	June 30,
	2021	2020	$ Change
	(in millions)
Capital expenditures	$(29.9)	$(38.1)	$8.2
Proceeds from issuances of long-term debt	451.1	—	451.1
Proceeds from sale of property, plant and equipment	7.5	4.7	2.8
Disposition of businesses	(1.4)	16.1	(17.5)
Payments of current maturities and long-term debt	(444.6)	(152.7)	(291.9)
Net borrowings under credit facilities	30.0	368.0	(338.0)
Dividends paid	—	(2.1)	2.1

Proceeds from disposition of businesses in 2020 principally reflect the sale of the Courier Logistics business.

Proceeds from issuances of long-term debt during the six months ended June 30, 2021 reflects the issuance of $450 million of 6.125% senior secured notes due 2026 during the second quarter. Payments of current maturities and long-term debt in the first half of 2021 primarily reflects the repayment of $387.6 million of principal on the Term Loan and the repayment of $55.6 million of the debentures that matured on April 15, 2021. Payments of current maturities and long-term debt in the first half of 2020 represent repurchases of outstanding debt with maturities from 2020 to 2024 along with the repayment of the remaining balance of the notes that matured on June 15, 2020. We had $30 million of borrowings under our ABL Credit Facility at the end of the second quarter of 2021. In the first half of 2020, we increased our borrowings under the ABL Credit Facility to retain financial flexibility in light of the emerging COVID-19 pandemic.

LIQUIDITY

Cash and cash equivalents of $237.2 million as of June 30, 2021 included $24.3 million in the U.S. and $212.9 million at international locations. Included in Cash and cash equivalents at June 30, 2021 were $23.4 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid. We maintain cash pooling structures that enable participating international locations to draw on our international cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce our short-term borrowing costs or for other purposes. As a result of the Tax Act, we have opportunities to repatriate foreign cash, primarily generated from current year earnings, in a tax efficient manner.

The current availability under the ABL Credit Facility as of June 30, 2021 is shown in the table below:

June 30, 2021
Availability	(in millions)
Borrowing base	$555.3

Usage
Borrowings under the ABL Credit Facility	$30.0
Outstanding letters of credit	$63.3

Current availability at June 30, 2021	$462.0
Cash and cash equivalents	237.2
Total available liquidity (a)	$699.2
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

The failure of a financial institution supporting the ABL Credit Facility would reduce the size of our committed facility unless a replacement institution was added. At June 30, 2021, the ABL Credit Facility was supported by eight U.S. financial institutions.

On April 16, 2021, we amended the ABL Credit Facility to, among other things, extend the maturity date from September 29, 2022 to April 16, 2026 and reduce the aggregate commitments from $800 million to $650 million.

Dispositions

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of June 30, 2021, we have received deposits in accordance with the terms of the agreement of approximately $123.3 million. These deposits are recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. In accordance with the agreement, additional scheduled deposits are required to be paid to us with the final payment due in 2022. The closing date of the final sales transaction is uncertain at this time due to the uncertainty around the timing of the regulatory process including government approvals. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate. If the buyer fails to comply with terms of the agreement or terminates for any reason, we are entitled to retain 30% of the purchase price as liquidated damages. As of June 30, 2021, the carrying cost of the building and land use rights is recorded in Other noncurrent assets and is not material.

Dividends

On April 6, 2020, the Board of Directors of the Company made a decision to suspend all dividends payments as part of the Company’s response to the COVID-19 pandemic.

MANAGEMENT OF MARKET RISK

We are exposed to interest rate risk on our variable debt and price risk on our fixed-rate debt. Including the effect of the floating-to-fixed interest rate swaps (see Note 16, Derivatives, to the Condensed Consolidated Financial Statements), approximately 95.0% of our outstanding debt was comprised of fixed-rate debt as of June 30, 2021.

We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2021 and December 31, 2020 by approximately $30.7 million and $23.7 million, respectively.

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. As of June 30, 2021 and December 31, 2020, the aggregate notional amount of outstanding foreign currency contracts was approximately $268.7 million and $220.7 million, respectively (see Note 16, Derivatives, to the Condensed Consolidated Financial Statements). The net unrealized gain from these foreign currency contracts was $1.9 million at June 30, 2021 and $3.6 million at December 31, 2020. We do not use derivative financial instruments for trading or speculative purposes.

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
•

supply chain issues, including changes in the availability or costs of key materials (such as ink, and paper) or increases in shipping costs; additionally, shipping quotas imposed by major carriers such as Fedex and UPS may impact our cost of shipping and our ability to timely fulfil orders;

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2021 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2021 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to ensure they remain effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities during the three months ended June 30, 2021.

Item 6. Exhibits

4.1

Indenture, dated as of April 28, 2021, among R.R. Donnelley & Sons Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 29, 2021).

4.2	Form of 6.125% Senior Secured Notes due 2026 (included in Exhibit 4.1).

4.3

Supplemental Indenture No. 1, dated as of May 10, 2021, among R.R. Donnelley & Sons Company, the subsidiary guarantors party thereto, solely for the purposes of Article III, Section 4.1, Section 4.7, Section 4.8 and Section 4.13 of Supplemental Indenture No. 1, RRD Netherlands LLC, as specified pledgor, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 11, 2021).

4.4

Second Amendment to Rights Agreement, dated as of May 17, 2021, between R. R. Donnelley & Sons Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 18, 2021).

10.1

Amendment No. 2 to Credit Agreement, dated as of April 16, 2021, among R. R. Donnelley and Sons Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 19, 2021).

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

Date: August 4, 2021