Form 10-Q
period 2021-09-30
RR Donnelley & Sons Co
filed 2021-11-03
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes  ☐    No  ☒

As of November 1, 2021, 72.9 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$223.5	$288.8
Receivables, less allowances for credit losses of $9.6 in 2021 (2020 - $15.9)	1,045.5	1,009.2
Inventories (Note 4)	379.9	302.1
Assets held-for-sale	19.1	23.1
Prepaid expenses and other current assets	145.5	133.4
Total current assets	1,813.5	1,756.6
Property, plant and equipment-net (Note 5)	408.3	438.8
Goodwill (Note 6)	406.8	410.6
Other intangible assets-net (Note 6)	54.5	68.8
Deferred income taxes	73.0	78.5
Operating lease assets	196.4	223.8
Other noncurrent assets	140.9	153.8
Total assets	$3,093.4	$3,130.9
LIABILITIES
Accounts payable	$822.3	$804.5
Accrued liabilities and other	342.4	351.2
Short-term operating lease liabilities	66.6	73.4
Short-term and current portion of long-term debt (Note 15)	79.3	61.1
Total current liabilities	1,310.6	1,290.2
Long-term debt (Note 15)	1,433.6	1,442.0
Pension liabilities	74.2	89.5
Other postretirement benefits plan liabilities	50.4	55.8
Long-term income tax liability	60.3	68.3
Long-term operating lease liabilities	135.7	156.9
Other noncurrent liabilities	252.2	272.0
Total liabilities	3,317.0	3,374.7
Commitments and Contingencies (Note 14)
EQUITY (Note 10)
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2021 and 2020	0.9	0.9
Additional paid-in-capital	3,022.5	3,263.6
Accumulated deficit	(2,223.1)	(2,240.7)
Accumulated other comprehensive loss	(152.1)	(153.9)
Treasury stock, at cost, 16.1 shares in 2021 (2020 - 17.6 shares)	(885.1)	(1,127.6)
Total RRD stockholders' equity	(236.9)	(257.7)
Noncontrolling interests	13.3	13.9
Total equity	(223.6)	(243.8)
Total liabilities and equity	$3,093.4	$3,130.9

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	1,267.8	1,191.3	3,586.5	3,417.7
Cost of sales	1,012.9	943.6	2,890.0	2,729.4
Gross profit	254.9	247.7	696.5	688.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	141.2	138.0	438.3	436.7
Restructuring, impairment and other expense -net (Note 7)	4.0	54.2	19.5	93.8
Depreciation and amortization	32.3	36.2	99.0	112.3
Other operating expense	4.3	3.4	13.3	15.5
Income from operations	73.1	15.9	126.4	30.0
Interest expense-net	29.4	34.3	98.4	102.7
Loss on debt extinguishment	—	0.2	6.2	0.4
Investment and other income-net	(5.4)	(3.6)	(15.1)	(10.8)
Income (loss) from continuing operations before income taxes	49.1	(15.0)	36.9	(62.3)
Income tax expense (benefit)	21.0	(5.9)	19.7	(3.0)
Net income (loss) from continuing operations	28.1	(9.1)	17.2	(59.3)
Gain (loss) on sale of discontinued operations, net of tax	—	—	0.6	(6.9)
Gain (loss) from discontinued operations, net of tax	—	0.4	—	(12.6)
Net income (loss) from discontinued operations (Note 2)	—	0.4	0.6	(19.5)
Net income (loss)	28.1	(8.7)	17.8	(78.8)
Less: (loss) income attributable to noncontrolling interests	(0.2)	0.2	0.2	0.3
Net income (loss) attributable to RRD common stockholders	$28.3	$(8.9)	$17.6	$(79.1)

Basic net earnings (loss) per share attributable to RRD common stockholders (Note 11):
Continuing Operations	$0.39	$(0.13)	$0.23	$(0.83)
Discontinued Operations	$—	$0.01	$0.01	$(0.27)
Net earnings (loss) attributable to RR Donnelley stockholders	$0.39	$(0.12)	$0.24	$(1.10)

Diluted net earnings (loss) per share attributable to RRD common stockholders (Note 11):
Continuing Operations	$0.38	$(0.13)	$0.23	$(0.83)
Discontinued Operations	$—	$0.01	$0.01	$(0.27)
Net earnings (loss) attributable to RR Donnelley stockholders	$0.38	$(0.12)	$0.24	$(1.10)

Weighted average number of common shares outstanding:
Basic	73.4	72.4	73.1	72.1
Diluted	74.1	72.4	74.0	72.1

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$28.1	$(8.7)	$17.8	$(78.8)

Other comprehensive (loss) income, net of tax (Note 12):
Translation adjustments	(10.4)	17.4	(10.6)	4.2
Adjustments for net periodic pension and postretirement benefits plan cost	1.0	0.8	3.1	2.3
Changes in fair value of derivatives	0.2	0.3	9.2	(13.0)
Other comprehensive (loss) income	(9.2)	18.5	1.7	(6.5)
Comprehensive income (loss)	18.9	9.8	19.5	(85.3)
Less: comprehensive (loss) income attributable to non-controlling interests	(0.2)	0.6	0.1	0.5
Comprehensive income (loss) attributable to RRD common stockholders	$19.1	$9.2	$19.4	$(85.8)

See Notes to Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$17.8	$(78.8)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment charges and other-net	1.5	22.3
Depreciation and amortization	99.0	116.6
(Benefit) provision for credit losses	(3.2)	7.4
Share-based compensation	3.9	4.5
Deferred income taxes loss (benefit)	4.8	(3.9)
Net pension and other postretirement benefits plan income	(14.1)	(10.1)
(Gain) loss on disposition of businesses and other assets	(8.3)	9.3
Loss on debt extinguishment	6.2	0.4
Other	3.2	6.1
Changes in operating assets and liabilities:
Accounts receivable-net	(37.8)	57.7
Inventories	(78.9)	(21.7)
Prepaid expenses and other current assets	(10.4)	(6.5)
Accounts payable	9.4	(91.3)
Current income taxes	(10.7)	(18.8)
Accrued liabilities and other	(7.8)	38.3
Pension and other postretirement benefits plan contributions	(3.6)	(6.3)
Net cash (used in) provided by operating activities	(29.0)	25.2
INVESTING ACTIVITIES
Capital expenditures	(48.6)	(54.4)
(Payments) proceeds from disposition of businesses	(1.4)	16.8
Proceeds from sales of property, plant and equipment	16.6	29.7
Proceeds related to company-owned life insurance	0.2	4.4
Net cash used in investing activities	(33.2)	(3.5)
FINANCING ACTIVITIES
Payments of current maturities and long-term debt	(444.6)	(168.8)
Proceeds from issuances of long-term debt	451.1	—
Proceeds from credit facility borrowings	837.0	578.0
Payments on credit facility borrowings	(837.0)	(210.0)
Debt issuance costs	(8.3)	—
Dividends paid	—	(2.1)
Payments of withholding taxes on share-based compensation	(2.5)	(0.6)
Other financing activities	(1.3)	(1.7)
Net cash (used in) provided by financing activities	(5.6)	194.8
Effect of exchange rate on cash, cash equivalents and restricted cash	1.2	2.1
Net (decrease) increase in cash, cash equivalents and restricted cash	(66.6)	218.6
Cash, cash equivalents and restricted cash at beginning of year	357.6	223.8
Cash, cash equivalents and restricted cash at end of period	$291.0	$442.4

Supplemental cash flow disclosures:

Operating cash flows provided by discontinued operations	$—	$15.7
Investing cash flows used in discontinued operations	$—	$(1.3)

See Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (“RRD,” the “Company,” “we,” “us,” and “our”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021. Operating results for the nine months ended September 30, 2021 are not indicative of the results that may be expected for the fiscal year ending December 31, 2021. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at September 30, 2021 and December 31, 2020 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$223.5	$288.8
Restricted cash - current (a)	67.5	62.6
Restricted cash - noncurrent (b)	—	6.2
Total cash, cash equivalents and restricted cash	$291.0	$357.6

(a)	Included within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets
(b)	Included within Other noncurrent assets within the Condensed Consolidated Balance Sheets

Cash payments for income taxes were $33.6 million and $29.5 million for the nine months ended September 30, 2021 and 2020, respectively. Cash refunds for income taxes were $1.7 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively. Income taxes receivable of $18.1 million and $16.3 million as of September 30, 2021 and December 31, 2020, respectively, are included within Prepaid expenses and other current assets.

2. Discontinued Operations

In the fourth quarter of 2020, we completed our plan to exit our Logistics business, which was a component of the Business Services reporting segment. The Logistics business was comprised of DLS Worldwide, International Logistics, Print Logistics and Courier Logistics.  In November 2020, we sold our DLS Worldwide and International Logistics businesses as part of our strategic shift to exit non-core businesses in order to pursue portfolio optimization and to reduce debt. As part of this strategic shift, we previously sold Print Logistics in July 2018 and Courier Logistics in March 2020. During the nine months ended September 30, 2021, we finalized working capital adjustments and settled certain other contingencies related to the divested businesses, the impact of which is included in the Gain (loss) on sale of the discontinued operations, net of tax.

As part of the divestitures, we entered into transition services agreements with the buyers to assist them in the transition of certain functions, including, but not limited to, information technology, finance, and human resources. Further, we entered into several commercial agreements whereby we continue to receive logistics services from the divested business. Our involvement with the divested businesses is not material in the three or nine-month periods ended September 30, 2021.

We have reflected the Courier Logistics business, the DLS Worldwide business, and the International Logistics business, as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations.

Results of discontinued operations for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2020
Net sales	$190.5	$558.5
Cost of sales	(164.1)	(484.1)
Selling, general, administrative and other operating expenses	(21.3)	(69.7)
Restructuring, impairment and other expense	(0.2)	(21.0)
Operating income (loss) from discontinued operations	4.9	(16.3)
Income tax expense	(4.5)	(3.2)
Net gain (loss) from discontinued operations	$0.4	$(19.5)

Net sales includes sales from the Logistics businesses to RRD which were previously eliminated in consolidation and have been recast and are now shown as external sales within the financial results of discontinued operations above. These net sales were $11.0 million and $33.8 million for the three and nine months ended September 30, 2020, respectively.

Restructuring, impairment, and other expenses included $20.6 million of non-cash charges related to impairment of goodwill recorded in the nine months ended September 30, 2020.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Commercial print	421.7	$347.7	$1,098.5	$986.6
Packaging	196.8	193.6	550.9	459.1
Direct marketing	135.1	125.9	379.6	416.8
Labels	133.2	124.7	393.2	359.9
Digital print and fulfillment	107.9	104.4	307.1	302.6
Statements	103.0	104.3	320.8	333.1
Supply chain management	61.8	77.4	201.8	212.0
Forms	47.1	48.2	144.7	149.2
Business process outsourcing	40.0	40.9	125.4	125.5
Digital and creative solutions	21.2	24.2	64.5	72.9
Total net sales	$1,267.8	$1,191.3	$3,586.5	$3,417.7

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

Contract Balances

The following table provides information about contract liabilities from contracts with clients:

Contract Liabilities
Short-Term
Balance at December 31, 2020	$15.6
Balance at September 30, 2021	$12.7

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations.

Revenue recognized during the nine months ended September 30, 2021 from amounts included in contract liabilities at the beginning of the period was $13.1 million.

4. Inventories

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Raw materials and manufacturing supplies	$176.6	$147.3
Work in process	87.2	64.8
Finished goods	136.4	107.9
LIFO reserve	(20.3)	(17.9)
Total inventories	$379.9	$302.1

5. Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Land	$35.5	$38.2
Buildings	361.2	361.0
Machinery and equipment	1,676.2	1,703.1
	2,072.9	2,102.3
Less: Accumulated depreciation	(1,664.6)	(1,663.5)
Total property, plant and equipment-net	$408.3	$438.8

During the three and nine months ended September 30, 2021 depreciation expense was $22.0 million and $68.0 million, respectively. During the three and nine months ended September 30, 2020 depreciation expense was $24.1 million and $77.8 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of September 30, 2021, we have received deposits in accordance with the terms of the agreement of approximately $123.3 million which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2021, the carrying value of the building and land use rights is recorded in other noncurrent assets and is not material. In accordance with the agreement, additional scheduled deposits are required to be paid to us with the final payment due in 2022. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate. If the buyer fails to comply with terms of the agreement or terminates for any reason, the Company is entitled to retain 30% of the purchase price as liquidated damages.

In the third quarter of 2021, the buyer missed the required scheduled deposit payment. As a result, we are taking necessary actions to preserve our rights under the agreement which may include terminating the agreement.

6. Goodwill and Other Intangible Assets

The carrying amount of goodwill at September 30, 2021 and December 31, 2020 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of December 31, 2020
Goodwill	$2,076.1	$519.5	$2,595.6
Accumulated impairment losses	(1,930.9)	(254.1)	(2,185.0)
Total	145.2	265.4	410.6
Foreign exchange	(3.8)	—	(3.8)
Net book value as of September 30, 2021
Goodwill	2,067.0	519.5	2,586.5
Accumulated impairment losses	(1,925.6)	(254.1)	(2,179.7)
Total	$141.4	$265.4	$406.8

The components of other intangible assets at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Client relationships	$412.7	$(369.6)	$43.1	$417.0	$(361.1)	$55.9
Trade names	28.5	(17.1)	11.4	29.1	(16.2)	12.9
Trademarks, licenses and agreements	23.2	(23.2)	—	23.2	(23.2)	—
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Total amortizable other intangible assets	466.4	(411.9)	54.5	471.3	(402.5)	68.8

Amortization expense for other intangible assets was $4.7 million and $14.2 million for the three and nine months ended September 30, 2021 and was $4.8 million and $14.5 million for the three and nine months ended September 30, 2020.

7. Restructuring, Impairment and Other

For the three and nine months ended September 30, 2021 and 2020, we recorded the following net restructuring, impairment and other expenses:

	Three Months Ended
	September 30, 2021
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$2.2	$1.2	$0.6	$(3.8)	$0.2
Marketing Solutions	(0.2)	1.2	0.1	—	1.1
Corporate	0.5	2.1	0.1	—	2.7
Total	$2.5	$4.5	$0.8	$(3.8)	$4.0

	Three Months Ended
	September 30, 2020
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$4.6	$2.2	$0.1	$0.1	$7.0
Marketing Solutions	2.2	1.3	0.1	1.1	4.7
Corporate	2.2	3.2	37.1	—	42.5
Total	$9.0	$6.7	$37.3	$1.2	$54.2

	Nine Months Ended
	September 30, 2021
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$3.6	$5.8	$1.8	$(4.3)	$6.9
Marketing Solutions	0.3	4.7	0.3	0.5	5.8
Corporate	2.4	5.6	(1.2)	—	6.8
Total	$6.3	$16.1	$0.9	$(3.8)	$19.5

	Nine Months Ended
	September 30, 2020
	Employee	Other Restructuring	Multi-Employer Pension Plan	Impairment and
	Terminations	Charges	Charges	Other	Total
Business Services	$16.7	$5.0	$1.8	$(1.2)	$22.3
Marketing Solutions	4.3	1.8	0.3	1.1	7.5
Corporate	8.9	18.0	37.1	—	64.0
Total	$29.9	$24.8	$39.2	$(0.1)	$93.8

Restructuring, Impairment and Other

For the three and nine months ended September 30, 2021, we recorded net restructuring charges of $2.5 million and $6.3 million for employee termination costs. These charges primarily relate to announced facility closures and the reorganization of selling, general and administrative functions across each segment. We also incurred $4.5 million and $16.1 million of other restructuring charges during the three and nine months ended September 30, 2021, comprised of lease terminations and environmental costs. We recorded net gains of $4.0 million and $5.4 million on the sale of restructured facilities for the three and nine months ended September 30, 2021.

For the three and nine months ended September 30, 2020, we recorded net restructuring charges of $9.0 million and $29.9 million for employee termination costs. These charges primarily related to the closure of the Chilean operations and other facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. We also incurred other restructuring charges of $6.7 million and $24.8 million for the three and nine months ended September 30, 2020 and recorded net gains of $0.3 million and $1.8 million on the sale of restructured facilities for the three and nine months ended September 30, 2020.

Restructuring and Multiemployer Pension Plan (“MEPP”) Reserves

Restructuring and MEPP reserves as of December 31, 2020 and September 30, 2021, and changes during the nine months ended September 30, 2021, were as follows:

		Restructuring	Foreign
	December 31,	and Other	Exchange and	Cash	September 30,
	2020	Charges	Other	Paid	2021
Employee terminations	$6.2	$6.3	$0.1	$(6.2)	$6.4
MEPP withdrawal obligations	70.2	0.9	—	(23.2)	47.9
Other	12.2	16.1	(0.1)	(13.0)	15.2
Total	$88.6	$23.3	$—	$(42.4)	$69.5

The current portion of restructuring reserves of $26.1 million at September 30, 2021 was included in Accrued liabilities and other, while the long-term portion of $43.4 million, primarily related to MEPP withdrawal obligations, employee terminations in litigation and other, was included in Other noncurrent liabilities at September 30, 2021. The liabilities for the withdrawal obligations associated with our previous decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $7.1 million and $40.8 million, respectively, as of September 30, 2021.

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

8. Retirement Plans

Components of net pension and other postretirement benefits plan (“OPEB”) income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Pension income:
Service cost	$0.3	$0.2	$0.9	$0.7
Interest cost	5.1	6.8	15.3	20.5
Expected return on plan assets	(9.6)	(10.2)	(28.7)	(30.4)
Amortization, net	2.9	2.5	8.8	7.5
Net pension income	$(1.3)	$(0.7)	$(3.7)	$(1.7)

OPEB income:
Interest cost	1.1	1.9	3.2	5.5
Expected return on plan assets	(3.0)	(3.1)	(8.9)	(9.4)
Amortization, net	(1.5)	(1.5)	(4.7)	(4.5)
Net OPEB income	$(3.4)	$(2.7)	$(10.4)	$(8.4)

During the nine months ended September 30, 2021 and 2020, we contributed $3.6 million and $6.3 million, respectively, to our retirement plans.

9. Share-Based Compensation

In March 2021, we awarded our annual share-based compensation grants, which consisted of 0.8 million restricted stock units with a grant date fair value of $4.52 per unit and 0.8 million performance share units also with a grant date fair value of $4.52 per unit. The restricted stock units are subject to a three year ratable vesting period and the performance share units are subject to a three year performance period. Dividends are not paid on restricted stock units. As of September 30, 2021, there were 1.5 million and 2.2 million outstanding restricted shares and performance restricted shares, respectively.

In addition, in March 2021 we granted 0.9 million cash-settled restricted stock units (“phantom restricted stock units”) and 0.9 million cash-settled performance stock units (“phantom performance stock units”). Our share price on the date of grant was $4.52. The phantom restricted stock units vest and are payable in three equal installments over a period of three years after the grant date. The phantom performance stock units are subject to a three year performance period. Phantom stock units are not shares of our common stock and therefore the recipients of these awards do not receive ownership interest in the Company or stockholder voting rights. Phantom stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. All phantom stock unit awards are classified as liability awards due to their expected settlement in cash and are included in Accrued liabilities and other in the Condensed Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair value of the awards at the end of each reporting period. Dividends are not paid on phantom stock units. As of September 30, 2021, there were 1.9 million and 2.3 million outstanding cash-settled phantom and performance cash-settled phantom shares, respectively.

Compensation expense for these plans was $3.1 million and $19.3 million for the three and nine months ended September 30, 2021 and $2.1 million and $5.2 million for the three and nine months ended September 30, 2020, respectively.

10. Equity

Our equity as of December 31, 2020 and September 30, 2021, and changes during the three and nine months ended September 30, 2021, were as follows:

	Common	Additional Paid-in-	Treasury	Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Stock	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2020	$0.9	$3,263.6	$(1,127.6)	$(2,240.7)	$(153.9)	$(257.7)	$13.9	$(243.8)
Net (loss) income				(1.3)		(1.3)	0.2	(1.1)
Other comprehensive loss					(6.4)	(6.4)	(0.2)	(6.6)
Share-based compensation		0.2				0.2		0.2
Issuance of share-based awards, net of withholdings and other		(158.4)	156.0			(2.4)		(2.4)
Distributions to noncontrolling interests						—	(0.7)	(0.7)
Balance at March 31, 2021	$0.9	$3,105.4	$(971.6)	$(2,242.0)	$(160.3)	$(267.6)	$13.2	$(254.4)
Net (loss) income				(9.4)		(9.4)	0.2	(9.2)
Other comprehensive income					17.4	17.4	0.1	17.5
Share-based compensation		2.4				2.4		2.4
Issuance of share-based awards, net of withholdings and other		(77.8)	77.7			(0.1)		(0.1)
Balance at June 30, 2021	$0.9	$3,030.0	$(893.9)	$(2,251.4)	$(142.9)	$(257.3)	$13.5	$(243.8)
Net income (loss)				28.3		28.3	(0.2)	28.1
Other comprehensive loss					(9.2)	(9.2)		(9.2)
Share-based compensation		1.3				1.3		1.3
Issuance of share-based awards, net of withholdings and other		(8.8)	8.8			—		—
Balance at September 30, 2021	$0.9	$3,022.5	$(885.1)	$(2,223.1)	$(152.1)	$(236.9)	$13.3	$(223.6)

On August 27, 2021, our Board of Directors approved an amendment to the Stockholder Rights Agreement. The amendment extends the Stockholder Rights Agreement final expiration date to August 28, 2022.

Our equity as of December 31, 2019 and September 30, 2020, and changes during three and nine months ended September 30, 2020, were as follows:

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

`

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

During the nine months ended September 30, 2021 and 2020, no shares of common stock were purchased by us; however, shares were withheld for tax liabilities upon the vesting of equity awards.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic net earnings (loss) per share attributable to RRD common stockholders:
Continuing operations	$0.39	$(0.13)	$0.23	$(0.83)
Discontinued operations	$—	$0.01	$0.01	$(0.27)
Net earnings (loss) attributable to RR Donnelley stockholders	$0.39	$(0.12)	$0.24	$(1.10)

Diluted net earnings (loss) per share attributable to RRD common stockholders:
Continuing operations	$0.38	$(0.13)	$0.23	$(0.83)
Discontinued operations	$—	$0.01	$0.01	$(0.27)
Net earnings (loss) attributable to RR Donnelley stockholders	$0.38	$(0.12)	$0.24	$(1.10)

Numerator:
Net earnings (loss) attributable to RRD common stockholders - continuing operations	$28.3	$(9.3)	$17.0	$(59.6)
Net earnings (loss) from discontinued operations, net of income taxes	—	0.4	0.6	(19.5)
Net earnings (loss) attributable to RRD common stockholders	$28.3	$(8.9)	$17.6	$(79.1)

Denominator:
Basic weighted average number of common shares outstanding	73.4	72.4	73.1	72.1
Dilutive options and awards	0.7	—	0.9	—
Diluted weighted average number of common shares outstanding	74.1	72.4	74.0	72.1

Weighted average number of anti-dilutive share-based awards:
Stock options	0.2	0.3	0.2	0.3
Restricted stock units	—	1.5	—	1.1
Total	0.2	1.8	0.2	1.4

Dividends declared per common share	$—	$—	$—	$0.03

12. Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income and income tax expense (benefit) allocated to each component for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$(10.4)	$—	$(10.4)	$(10.6)	$—	$(10.6)
Adjustments for net periodic pension and OPEB cost	1.4	0.4	1.0	4.1	1.0	3.1
Change in fair value of derivatives	0.2	—	0.2	12.3	3.1	9.2
Other comprehensive (loss) income	$(8.8)	$0.4	$(9.2)	$5.8	$4.1	$1.7

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Before		Net of	Before		Net of
	Tax	Income	Tax	Tax	Income	Tax
	Amount	Tax	Amount	Amount	Tax	Amount
Translation adjustments	$17.4	$—	$17.4	$4.2	$—	$4.2
Adjustments for net periodic pension and OPEB cost	1.0	0.2	0.8	3.0	0.7	2.3
Change in fair value of derivatives	0.5	0.2	0.3	(17.0)	(4.0)	(13.0)
Other comprehensive income (loss)	$18.9	$0.4	$18.5	$(9.8)	$(3.3)	$(6.5)

Accumulated other comprehensive loss by component as of December 31, 2020 and September 30, 2021, and changes during the nine months ended September 30, 2021, were as follows:

	Changes in the Fair Value of Derivatives	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2020	$(11.0)	$(178.5)	$35.6	$(153.9)
Other comprehensive loss before reclassifications	(2.3)	—	(10.5)	(12.8)
Amounts reclassified from accumulated other comprehensive loss	11.5	3.1	—	14.6
Net change in accumulated other comprehensive loss	9.2	3.1	(10.5)	1.8
Balance at September 30, 2021	$(1.8)	$(175.4)	$25.1	$(152.1)

Accumulated other comprehensive loss by component as of December 31, 2019 and September 30, 2020, and changes during the nine months ended September 30, 2020, were as follows:

	Changes in the Fair Value of Derivatives	Pension and OPEB Cost	Translation Adjustments	Total
Balance at December 31, 2019	$1.0	$(185.7)	$8.5	$(176.2)
Other comprehensive loss before reclassifications	(15.1)	—	4.0	(11.1)
Amounts reclassified from accumulated other comprehensive loss	2.1	2.3	—	4.4
Net change in accumulated other comprehensive loss	(13.0)	2.3	4.0	(6.7)
Balance at September 30, 2020	$(12.0)	$(183.4)	$12.5	$(182.9)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Classification in the Condensed
	2021	2020	2021	2020	Consolidated Statements of Operations
Amortization of pension and OPEB cost:
Net actuarial loss	$2.7	$3.9	$8.1	$6.9	Investment and other income-net
Net prior service credit	(1.3)	(2.9)	(4.0)	(3.9)	Investment and other income-net
Reclassifications before tax	1.4	1.0	4.1	3.0
Income tax benefit	0.4	0.2	1.0	0.7
Reclassification, net of tax	1.0	0.8	$3.1	$2.3

Derivatives:
Net realized loss	$0.3	$1.3	$11.5	$2.1	Interest expense-net
Reclassification, net of tax	0.3	1.3	11.5	2.1
Total reclassifications, net of tax	$1.3	$2.1	$14.6	$4.4

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

	Three Months Ended
	September 30, 2021

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$1,018.8	$(15.2)	$1,003.6	$84.8	$22.1	$11.8
Marketing Solutions	268.5	(4.3)	264.2	17.1	7.8	2.6
Total operating segments	1,287.3	(19.5)	1,267.8	101.9	29.9	14.4
Corporate	—	—	—	(28.8)	2.4	4.3
Total operations	$1,287.3	$(19.5)	$1,267.8	$73.1	$32.3	$18.7

	Three Months Ended
	September 30, 2020

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Business Services	$953.0	$(16.2)	$936.8	$69.1	$23.5	$10.2
Marketing Solutions	258.7	(4.2)	254.5	10.3	11.4	2.6
Total operating segments	1,211.7	(20.4)	1,191.3	79.4	34.9	12.8
Corporate	—	—	—	(63.5)	1.3	3.5
Total operations	$1,211.7	$(20.4)	$1,191.3	$15.9	$36.2	$16.3

	Nine Months Ended
	September 30, 2021
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	September 30, 2021
Business Services	$2,879.5	$(44.2)	$2,835.3	$193.2	$67.4	$32.1	$2,263.7
Marketing Solutions	765.1	(13.9)	751.2	39.9	23.9	7.2	651.8
Total operating segments	3,644.6	(58.1)	3,586.5	233.1	91.3	39.3	2,915.5
Corporate	—	—	—	(106.7)	7.7	9.3	177.9
Total operations	$3,644.6	$(58.1)	$3,586.5	$126.4	$99.0	$48.6	$3,093.4

	Nine Months Ended
	September 30, 2020
							Assets of
				Income (Loss)	Depreciation		Operations
	Total	Intersegment	Net	from	and	Capital	As of
	Sales	Sales	Sales	Operations	Amortization	Expenditures	December 31, 2020
Business Services	$2,667.4	$(42.0)	$2,625.4	$123.9	$71.7	$30.0	$2,220.9
Marketing Solutions	808.4	(16.1)	792.3	33.4	37.6	9.0	674.3
Total operating segments	3,475.8	(58.1)	3,417.7	157.3	109.3	39.0	2,895.2
Corporate	—	—	—	(127.3)	3.0	15.4	235.7
Total operations	$3,475.8	$(58.1)	$3,417.7	$30.0	$112.3	$54.4	$3,130.9

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

Contingencies related to LSC Communication, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”)

As a result of the spinoff of LSC Communications, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”) on October 1, 2016, we are contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Our exposure to these potential contingent liabilities decreases over time as LSC and Donnelley Financial pay monthly lease obligations and as the leases expire. As of September 30, 2021 these potential contingent obligations were $34.9 million and $1.4 million for LSC and Donnelley Financial, respectively.

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. In September 2020, a third-party (the “Buyer”) purchased the assets and assumed certain obligations of LSC. Although the Buyer assumed the majority of LSC’s existing leases, we continue to be contingently liable for these leases until their termination or renewal.

In May and June 2020 we became aware that LSC failed to make required monthly contributions to certain of their multiemployer pension plans (“MEPP”). In accordance with laws and regulations governing multiemployer pension plans, we believe that we and Donnelley Financial, as former members of the control group, are contingently liable on a joint and several liability basis for LSC’s MEPP obligations. We believe that the total undiscounted MEPP obligations for which LSC was responsible was approximately $100 million and was payable over an average 13-year period. The amount of our ultimate liability related to LSC's MEPP obligations is contingent upon the outcome of our negotiations with Donnelley Financial concerning how the obligations will be apportioned between us and Donnelley Financial. These negotiations commenced during the third quarter of 2020, when the parties agreed to enter into mediation, and then arbitration, after an agreement was not reached through the mediation process. During the first quarter of 2021, Donnelley Financial filed notice to commence the arbitration process. Arbitration is scheduled to take place in the fourth quarter of 2021.

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

In 2021, we and Donnelley Financial commenced negotiations with each of the three MEPPs to settle the MEPP liabilities and, we successfully negotiated and executed settlements with two of the three plans. In the nine months ended September 30, 2021, as a result of these settlements, we recorded a $2.2 million gain in restructuring, impairment and other expense on the Condensed Consolidated Statement of Operations reflecting our estimated share of the reduced liability. Cash payments made by us during the nine months ended September 30, 2021 were approximately $18.4 million and primarily related to the settlement of the two MEPP plans. As of September 30, 2021, we have $13.7 million accrued representing our estimate for our share of the remaining liability.

15. Debt

Debt at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
8.875% debentures due April 15, 2021	—	55.6
7.000% notes due February 15, 2022	79.3	79.3
6.500% notes due November 15, 2023	75.0	75.0
Term Loan due January 15, 2024 (a)	149.3	535.8
6.000% notes due April 1, 2024	61.7	61.7
6.125% secured notes due November 1, 2026	451.0	—
8.250% notes due July 1, 2027	245.8	245.8
6.625% debentures due April 15, 2029	103.4	103.4
8.500% notes due April 15, 2029	303.1	301.6
8.820% debentures due April 15, 2031	54.5	54.5
Unamortized debt issuance costs	(10.2)	(9.6)
Total debt	1,512.9	1,503.1
Less: current portion	79.3	61.1
Long-term debt	$1,433.6	$1,442.0
(a)	As of September 30, 2021 and December 31, 2020, the interest rate on the Term Loan due January 15, 2024 was 5.08% and 5.15%, respectively.

The fair values of the notes and debentures, which were determined using the market approach based upon quoted prices or interest rates available to us for debt obligations with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt at September 30, 2021 and December 31, 2020 was greater than its book value by approximately $201.1 million and $142.9 million, respectively.

On April 28, 2021, we completed an offering of $400.0 million aggregate principal amount of 6.125% senior secured notes due 2026 (the “2026 Notes”) at par. On May 10, 2021, we completed an additional $50.0 million offering of the 2026 Notes that were issued at a $1.1 million premium, increasing the aggregate principal amount of the 2026 Notes to $450.0 million. The 2026 Notes are general senior secured obligations of the Company and are guaranteed by our domestic, wholly-owned subsidiaries that are guarantors of the ABL Credit Facility and Term Loan. Interest on the 2026 Notes is payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2021. The 2026 Notes mature on November 1, 2026. The proceeds from the offerings of the 2026 Notes were used to repay $387.6 million of principal outstanding under our Term Loan and to reduce the outstanding balance under our senior secured asset-based revolving credit facility (the “ABL Credit Facility”), including the amount borrowed for repayment of the $55.6 million principal outstanding of the 8.875% Debentures that matured on April 15, 2021.

On April 16, 2021, we amended our ABL Credit Facility to, among other things, extend the maturity date from September 29, 2022 to April 16, 2026 and reduce the aggregate commitments from $800.0 million to $650.0 million.

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

Based on our Borrowing Base as of September 30, 2021 and letters of credit, we had approximately $515.7 million borrowing capacity available under the ABL Credit Facility. The weighted average interest rate on borrowings under our ABL Credit Facility was 1.5% and 1.8% during the nine months ended September 30, 2021 and 2020, respectively. There were no outstanding borrowings on our ABL Credit Facility as of September 30, 2021 and December 31, 2020.

During the second quarter of 2021, we utilized proceeds from the offerings of the 2026 Notes to repay $387.6 million of principal outstanding on our term loan B (the “Term Loan”), which we entered into on October 15, 2018 and is scheduled to mature on January 15, 2024. The repayment was applied to eliminate the quarterly principal payments that were previously required. The Term Loan bears interest based on the London Interbank Offered Rate (LIBOR) plus a margin of 5% or a base rate plus a margin of 4%. Debt extinguishment costs in conjunction with the partial repayment of the Term Loan were $6.2 million, which included unamortized debt issuance costs and discount and is recorded in Loss on debt extinguishment for the nine months ended September 30, 2021 on the Condensed Consolidated Statement of Operations.

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

Interest paid was $16.6 million and $71.3 million for the three and nine months ended September 30, 2021 and $18.6 million and $86.4 million for the three and nine months ended September 30, 2020.

Interest income was $0.4 million and $1.1 million for the three and nine months ended September 30, 2021 and $0.2 million and $1.1 million for the three and nine months ended September 30, 2020.

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

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. To the extent the gains and losses associated with the fair values of foreign currency derivatives are recognized in the Consolidated Statements of Operations, they are generally offset by gains and losses on underlying payables and receivables. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at September 30, 2021 and December 31, 2020 was $271.0 million and $220.7 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

In 2019 and 2020, we entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of our floating-rate Term Loan based on LIBOR to a fixed-rate. The interest rate swaps, with a notional value of $400.0 million, were designated as cash flow hedges against the variability of cash flows associated with our Term Loan scheduled to mature on January 15, 2024, which are attributable to changes in the benchmark interest rate. In the second quarter of 2021, we terminated interest rate swap agreements with a notional value of $300.0 million in conjunction with the partial repayment of our Term Loan. The termination of these agreements resulted in a loss of $9.2 million recorded within interest expense on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, the fair values of our derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

	Classification on Consolidated Balance Sheets	September 30, 2021	December 31, 2020
Derivative assets
Foreign currency contracts:
Not designated as hedging instruments	Prepaid expenses and other current assets	$1.7	$5.9

Derivative liabilities
Foreign currency contracts:
Not designated as hedging instruments	Accrued liabilities and other	$0.1	$2.3
Interest rate swap agreements:
Designated as cash flow hedges	Accrued liabilities and other	1.2	5.0
Designated as cash flow hedges	Other noncurrent liabilities	1.0	9.6

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification of (Gain) Loss Recognized in the Consolidated Statements of Operations	2021	2020	2021	2020
Derivatives not designated as hedges
Foreign currency contracts	Selling, general and administrative expenses	$(1.3)	$(6.3)	$(6.4)	$(5.2)
Derivatives designated as cash flow hedges
Interest rate swap agreements	Interest expense, net	0.3	1.3	11.5	2.1

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives designated as cash flow hedges
Interest rate swap agreements	$0.1	$0.9	$(0.8)	$19.1

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

18. Subsequent Events

On November 3, 2021, the Company entered into a definitive merger agreement (the “Merger Agreement”) to be acquired by affiliates of Atlas Holdings LLC (“Atlas”), in an all-cash transaction with a total enterprise value of approximately $2.1 billion.  Pursuant to the Merger Agreement, subject to the terms and conditions therein, Atlas will acquire all of the outstanding shares of the Company’s common stock, and the Company’s stockholders will receive $8.52 per share in cash for each share of Company common stock. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, including approval by the Company’s stockholders and receipt of regulatory approvals.  Upon completion of the transaction, the Company’s shares will no longer trade on The New York Stock Exchange.

The Company and Atlas have made customary representations, warranties and covenants in the Merger Agreement.  Subject to certain exceptions outlined in the Merger Agreement, the Company has agreed to covenants relating to the Company’s business during the period between the execution of the Merger Agreement and the consummation of the transaction, including restrictions on its ability to issue any shares of its capital stock, repurchase any shares of its capital stock and incurring additional indebtedness.

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

EMPLOYEES HEALTH AND SAFETY

We are continually evolving our policies and procedures to adhere to the latest best practices being provided by the Centers for Disease Control (“CDC”) and World Health Organization (“WHO”). Our cross-functional COVID Task Force created at the onset of the pandemic has developed safety measures, policies, and procedures for our workplace. We have implemented flexible working policies, including telecommuting and staggered shifts, while allowing for voluntary leaves of absence. We have encouraged vaccinations and recently have begun to welcome employees back into our offices using a cautious approach. We continue to enforce social distancing policies within all of our facilities, follow local and state guidelines concerning face coverings, and provide training for adherence to personal hygiene best practices in line with CDC and WHO guidelines.

SUPPLY CHAIN CONTINUITY

We have activated our business continuity plans and are leveraging our strong supply chain partnerships to continue to meet the ongoing needs of our 30,000 global clients. We remain fully operational across the 28 countries in which we operate.

BUSINESS IMPACT

Although the COVID-19 pandemic significantly impacted the Company’s financial results in 2020, and continues to create challenges in 2021, we believe that there are three primary factors that are helping mitigate the top line impact from the pandemic. These factors include our diverse portfolio of products and services, the lack of client concentration, and the products and services we have introduced to meet the evolving needs of our clients.

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

Third Quarter Overview

Net sales increased by $76.5 million, or 6.4%, for the three months ended September 30, 2021 compared to the same period in 2020. Third quarter net sales were favorably impacted by $10.8 million due to changes in foreign exchange rates. Net sales also increased due to higher volume reflecting strengthening demand for most of our products and services. Notably, higher demand for books and trading cards have contributed to the growth in our Commercial Print products. The increase also reflects continued recovery from the COVID-19 pandemic, partially offset by large, non-recurring pandemic-related orders in 2020 and last year’s Census project, which was fully completed in the third quarter of 2020.

Income from operations for the three months ended September 30, 2021 was $73.1 million, an increase of $57.2 million compared to income of $15.9 million for the prior year period. The increase was primarily driven by higher sales, cost control initiatives and lower restructuring and impairment expenses, partially offset by unfavorable impact of foreign exchange rates on expenses.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the three months ended September 30, 2021, we realized significant cost savings from recent and previous restructuring activities including the reorganization of administrative and support functions across all segments, several facility consolidations, and asset rationalization. These savings were partially offset by higher variable incentive compensation and the effect of unfavorable exchange rates on expenses.

Net cash used in operating activities for the nine months ended September 30, 2021 was $29.0 million as compared to $25.2 million provided by operating activities for the nine months ended September 30, 2020. The decreased cash flow in 2021 was primarily driven by $23.9 million of LSC bankruptcy related payments primarily associated with lump sum settlements of two MEPP plans, working capital investments, particularly inventory, higher tax and incentive compensation payments, and a $9.2 million payment to terminate certain interest rate swaps, partially offset by lower restructuring and interest payments.

Outlook

While client demand for our products and services continues to strengthen, ongoing challenges remain.

During 2021, we have seen price increases from nearly all of our material suppliers in all categories.  Notably, paper products have seen significant price increases primarily caused by supply shortages from key suppliers. The supply shortages have been caused in part by manufacturing capacity reductions, labor shortages and other supply chain disruptions.

We, and our suppliers, have also experienced labor shortages and increased wage pressure for manufacturing workers due to current market conditions. Further, supply chain disruptions and shipping delays caused by container shortages in key domestic and international ports, including China, remain.

To mitigate the effect of raw material shortages, inflationary pressures and other supply chain disruptions, we have offered our clients product alternatives, new formats, and in some cases secured new suppliers. We have also implemented price increases to pass inflationary costs along to our clients and are working closely with transportation suppliers and increasing inventory levels to help ensure product availability. Finally, we continue to aggressively pursue cost reductions across the Company to offset inflationary pressures.

We continue to leverage our client relationships in order to provide a larger share of their communications needs. In addition, we expect to continue cost control and productivity initiatives, including selected facility consolidations and asset rationalizations.

We initiated several restructuring actions during the past three years to further reduce our overall cost structure. These restructuring actions included the closures of manufacturing facilities as well as the reorganization and consolidation of certain operations. These and future cost reduction actions are expected to have a positive impact on operating earnings in 2021 and in future years. In addition, certain of these future cost reduction actions may result in additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, by utilizing our credit facilities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

The following table shows the results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	1,267.8	1,191.3	76.5	6.4%
Cost of sales	1,012.9	943.6	69.3	7.3%
Gross profit	254.9	247.7	7.2	2.9%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	141.2	138.0	3.2	2.3%
Restructuring, impairment and other-net	4.0	54.2	(50.2)	(92.6%)
Depreciation and amortization	32.3	36.2	(3.9)	(10.8%)
Other operating expense	4.3	3.4	0.9	26.5%
Income from operations	$73.1	$15.9	$57.2	nm

Consolidated

Continuing Operations

Net sales for the three months ended September 30, 2021 increased $76.5 million, or 6.4%, to $1,267.8 million versus the same period in 2020. Net sales increased by $10.8 million due to favorable changes in foreign exchange rates. Net sales also increased due to higher volume reflecting strengthening demand for most of our products and services. Notably, higher demand for books and cards has contributed to the growth in our Commercial Print products. The increase also reflects continued recovery from the COVID-19 pandemic, partially offset by the impact of large one-time pandemic-related orders in 2020, and last year’s Census project, which was fully completed in the third quarter of 2020.

Cost of sales for the three months ended September 30, 2021 increased $69.3 million, or 7.3%, to $1,012.9 million versus the same period in 2020. Total cost of sales increased primarily due to higher volume across many of our products and services and higher cost of raw materials, partially offset by the favorable impact of cost reduction activities. As a percentage of net sales, cost of sales remained relatively unchanged for the three months ended September 30, 2021 versus the same period in 2020.

Gross profit increased $7.2 million to $254.9 million for the three months ended September 30, 2021 versus the same period in 2020, primarily due to higher volume. Our gross margin percentage declined slightly primarily due to the higher cost of raw materials for the three months ended September 30, 2021 versus the same period in 2020.

Selling, general and administrative expenses increased $3.2 million to $141.2 million for the three months ended September 30, 2021 versus the same period in 2020 primarily as a result of higher volume, partially offset by cost control initiatives. As a percentage of net sales, selling, general and administrative expenses decreased from 11.6% to 11.1% for the three months ended September 30, 2021 versus the same period in 2020, reflecting the benefit of restructuring actions and other cost control initiatives.

For the three months ended September 30, 2021, net restructuring, impairment and other charges decreased $50.2 million to $4.0 million. The decrease was primarily driven by lower restructuring activity, including $37.1 million related to the LSC MEPP liability recorded in the third quarter of 2020, and a $6.5 million reduction in employee termination costs in the current quarter as compared to the same period in 2020. See Note 7, Restructuring, Impairment and Other, and Note 14, Commitment and Contingencies, within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $3.9 million to $32.3 million for the three months ended September 30, 2021 compared to the same period in 2020. Depreciation and amortization included $4.7 million of amortization of other intangible assets related to client relationships and trade names for each of the three months ended September 30, 2021 and 2020.

Other operating expense for the three months ended September 30, 2021 was $4.3 million compared to $3.4 million in the same period in 2020. The increase was primarily the result of higher expenses related to the SEC and DOJ investigations in Brazil.

Income from operations for the three months ended September 30, 2021 was $73.1 million, an increase of $57.2 million compared to the prior year period, primarily due to lower restructuring expenses and increased sales in 2021 versus the prior year period.

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$29.4	$34.3	$(4.9)	(14.3%)
Investment and other income-net	(5.4)	(3.6)	(1.8)	50.0%
Loss on debt extinguishment	—	0.2	(0.2)	(100.0%)

Net interest expense decreased by $4.9 million to $29.4 million for the three months ended September 30, 2021 versus the same period in 2020, primarily reflecting the effects of prior repurchases and repayment of higher interest rate debt and lower average borrowings on the ABL Credit Facility.

Investment and other income-net for the three months ended September 30, 2021 and 2020 was $5.4 million and $3.6 million respectively, primarily comprised of net OPEB and pension income.

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Income (loss) from continuing operations before income taxes	$49.1	$(15.0)	$64.1	nm
Income tax expense (benefit)	21.0	(5.9)	26.9	nm

The income tax expense and benefit for the three months ended September 30, 2021 and 2020 were primarily driven by the mix of earnings, the tax impact of our interest expense, and changes in tax laws.

Net income attributable to RRD common stockholders was $28.3 million for the three months ended September 30, 2021 compared to a loss of $8.9 million for the three months ended September 30, 2020.

Information by Segment

Business Services

	Three Months Ended
	September 30,
	2021	2020
	(in millions, except percentages)
Net sales	$1,003.6	$936.8
Income from operations	84.8	69.1
Operating margin	8.4%	7.4%
Restructuring, impairment and other-net	0.2	7.0

Net sales for the Business Services segment for the three months ended September 30, 2021 were $1,003.6 million, an increase of $66.8 million, or 7.1%, compared to the same period in 2020. Net sales increased $10.8 million due to favorable changes in exchange rates. Net sales also increased due to higher volume reflecting strengthening demand for many of our products and services. Notably, higher demand for books and cards sales contributed to the growth in our Commercial Print products. The increase also reflects continued recovery from the COVID-19 pandemic. The increase was partially offset by the impact of large, one-time pandemic-related orders primarily within our Supply chain management offering in 2020. The following table summarizes net sales by products and services in the Business Services segment:

	Three Months Ended
	September 30,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Commercial print	$421.7	$347.7	$74.0	21.3%
Packaging	196.8	193.6	3.2	1.7%
Labels	133.2	124.7	8.5	6.8%
Statements	103.0	104.3	(1.3)	(1.2%)
Supply chain management	61.8	77.4	(15.6)	(20.2%)
Forms	47.1	48.2	(1.1)	(2.3%)
Business process outsourcing	40.0	40.9	(0.9)	(2.2%)
Total Business Services	$1,003.6	$936.8	$66.8	7.1%

Business Services segment income from operations increased $15.7 million to $84.8 million for the three months ended September 30, 2021, primarily due to higher volume, cost control initiatives and lower restructuring, impairment and other expenses, partially offset by the impact of unfavorable foreign exchange rates on expenses of $7.8 million.

Marketing Solutions

	Three Months Ended
	September 30,
	2021	2020
	(in millions, except percentages)
Net sales	$264.2	$254.5
Income from operations	17.1	10.3
Operating margin	6.5%	4.0%
Restructuring and other-net	1.1	4.7

Net sales for the Marketing Solutions segment for the three months ended September 30, 2021 were $264.2 million, an increase of $9.7 million, or 3.8%, compared to the same period in 2020. Net sales increased primarily due to higher volume reflecting continued recovery from the COVID-19 pandemic, partially offset by the effects of the 2020 Census contract, which was fully completed in the third quarter of 2020.

The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Three Months Ended
	September 30,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$135.1	$125.9	$9.2	7.3%
Digital print and fulfillment	107.9	104.4	3.5	3.4%
Digital and creative solutions	21.2	24.2	(3.0)	(12.4%)
Total Marketing Solutions	$264.2	$254.5	$9.7	3.8%

Marketing Solutions segment income from operations for the three months ended September 30, 2021 was $17.1 million, an increase of $6.8 million compared to $10.3 million for the same period in 2020, primarily due to higher volume reflective of continued recovery from the COVID-19 pandemic and cost control initiatives, partially offset by the Census contract which was fully completed in the third quarter of 2020.

Corporate

Corporate operating expenses during the three months ended September 30, 2021 were $28.8 million, a decrease of $34.7 million compared to the same period in 2020. The decrease includes $37.1 million related to the LSC MEPP obligation recorded in the third quarter of 2020, partially offset by higher compensation expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

The following table shows the results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	3,586.5	3,417.7	168.8	4.9%
Cost of sales	2,890.0	2,729.4	160.6	5.9%
Gross profit	696.5	688.3	8.2	1.2%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	438.3	436.7	1.6	0.4%
Restructuring, impairment and other-net	19.5	93.8	(74.3)	(79.2%)
Depreciation and amortization	99.0	112.3	(13.3)	(11.8%)
Other operating expense	13.3	15.5	(2.2)	(14.2%)
Income from operations	$126.4	$30.0	$96.4	nm

Consolidated

Continuing Operations

Net sales for the nine months ended September 30, 2021 increased $168.8 million, or 4.9%, to $3,586.5 million versus the same period in 2020. Net sales increased $47.0 million due to favorable changes in foreign exchange rates and were unfavorably impacted by $6.5 million due to the Chile business closure in 2020. In addition to these factors, net sales increased due to higher volume reflecting strengthening demand for many of our products and services. Notably, higher demand for e-commerce sales have contributed to the growth in our Packaging and Labels products and higher demand for books and cards have contributed to the growth of our Commercial Print products. The increase also reflects continued recovery from the COVID-19 pandemic, partially offset by the Census project, which was fully completed in the third quarter of 2020.

Cost of sales for the nine months ended September 30, 2021 increased $160.6 million, or 5.9%, to $2,890.0 million versus the same period in 2020, primarily due to higher volume and higher cost of raw materials.

Gross profit increased $8.2 million to $696.5 million for the nine months ended September 30, 2021 versus the same period in 2020, primarily due to higher volume. Gross margin percentage decreased from 20.1% to 19.4% for the nine months ended September 30, 2021 versus the same period in 2020, primarily reflecting the impact of unfavorable foreign exchange rates on expenses and rising costs of raw materials.

Selling, general and administrative expenses increased $1.6 million to $438.3 million for the nine months ended September 30, 2021 versus the same period in 2020, primarily as a result of higher volume, higher incentive compensation expense and the impact of unfavorable exchange rates on expenses, partially offset by cost control initiatives. As a percentage of net sales, selling, general and administrative expenses was 12.2% for the nine months ended September 30, 2021 versus 12.8% in the same period in 2020.

For the nine months ended September 30, 2021, net restructuring, impairment and other expense decreased by $74.3 million to $19.5 million versus the same period in 2020. The decrease was primarily driven by lower restructuring activity, gains on sale of several facilities, and modest gains related to the settlement of certain LSC MEPP liabilities.  See Note 7, Restructuring, Impairment, and Other, and Note 14, Commitment and Contingencies within the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization decreased $13.3 million to $99.0 million for the nine months ended September 30, 2021 compared to the same period in 2020. Depreciation and amortization included $14.2 million and $14.5 million of amortization of other intangible assets related to client relationships and trade names for the nine months ended September 30, 2021 and 2020, respectively.

Other operating expense for the nine months ended September 30, 2021 was $13.3 million compared to $15.5 million for the same period in 2020. Other operating expenses in both periods primarily included expenses related to the ongoing SEC and DOJ investigations and the prior year included a $2.9 million loss on a business disposition which did not occur in the current period.

Income from operations for the nine months ended September 30, 2021 was $126.4 million, an increase of $96.4 million compared to the nine months ended September 30, 2020.

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$98.4	$102.7	$(4.3)	(4.2%)
Investment and other income-net	(15.1)	(10.8)	4.3	39.8%
Loss on debt extinguishment	6.2	0.4	5.8	nm

Net interest expense decreased $4.3 million to $98.4 million for the nine months ended September 30, 2021 versus the same period in 2020. Net interest expense included $9.2 million related to the termination of certain interest rate swaps in the second quarter of 2021. Excluding the effects of the swap termination, our interest expense decreased approximately $13 million, primarily due to prior repurchases and repayment of higher interest rate debt and lower average borrowings and interest rates on the ABL Credit Facility.

Investment and other income, net for the nine months ended September 30, 2021 and 2020 was $15.1 million and $10.8 million, respectively, and principally comprised of net pension and OPEB income.

Loss on debt extinguishment was $6.2 million for the nine months ended September 30, 2021, versus $0.4 million for the same period in 2020, due to costs related to the partial repayment of the Term Loan in the second quarter of 2021.

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Income (loss) from continuing operations before income taxes	$36.9	$(62.3)	$99.2	nm
Income tax expense (benefit)	19.7	(3.0)	(22.7)	nm

The income tax expense and benefit for the nine months ended September 30, 2021 and 2020 were primarily driven by the mix of earnings, the tax impact of our interest expense and changes in tax laws.

Discontinued Operations

Net income from discontinued operations was $0.6 million for the nine months ended September 30, 2021 compared to a loss of $19.5 million in the same period in 2020. The net income from discontinued operations for the nine months ended September 30, 2021 reflects the settlement of certain contingencies associated with the business divestitures and final net working capital adjustments. The net loss from discontinued operations in 2020 was primarily driven by a $20.6 million non-cash charge related to impairment of goodwill and $9.1 million pre-tax loss on the sale of our Courier Logistics business.

Net income attributable to RRD common stockholders was $17.6 million compared to a loss of $79.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Information by Segment

Business Services

	Nine Months Ended
	September 30,
	2021	2020
	(in millions, except percentages)
Net sales	$2,835.3	$2,625.4
Income from operations	193.2	123.9
Operating margin	6.8%	4.7%
Restructuring, impairment and other-net	6.9	22.3
Other operating expense	—	0.2

Net sales for the Business Services segment for the nine months ended September 30, 2021 were $2,835.3 million, an increase of $209.9 million, or 8.0%, compared to the nine months ended September 30, 2020. Net sales increased $47.0 million due to favorable changes in foreign exchange rates and were unfavorably impacted by $6.5 million due to the Chile business closure in 2020. Net sales also increased due to higher volume reflecting strengthening demand for many of our products and services. Notably, higher demand for e-commerce sales have contributed to the growth in our Packaging and Labels products and higher demand for books and cards have contributed to the growth of our Commercial Print products. The increase also reflects continued recovery from the COVID-19 pandemic, partially offset by one-time pandemic related orders in 2020, primarily within our Supply chain management offerings. The following table summarizes net sales by products and services in the Business Services segment:

	Nine Months Ended
	September 30,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Commercial print	$1,098.5	$986.6	$111.9	11.3%
Packaging	550.9	459.1	91.8	20.0%
Labels	393.2	359.9	33.3	9.3%
Statements	320.8	333.1	(12.3)	(3.7%)
Supply chain management	201.8	212.0	(10.2)	(4.8%)
Forms	144.7	149.2	(4.5)	(3.0%)
Business process outsourcing	125.4	125.5	(0.1)	(0.1%)
Total Business Services	$2,835.3	$2,625.4	$209.9	8.0%

Business Services segment income from operations increased $69.3 million to $193.2 million for the nine months ended September 30, 2021, primarily due to increased volume, increased prices, cost reductions and lower restructuring, impairment and other expenses, partially offset by the impact of unfavorable foreign exchange rates on expenses of $27.8 million.

Marketing Solutions

	Nine Months Ended
	September 30,
	2021	2020
	(in millions, except percentages)
Net sales	$751.2	$792.3
Income from operations	39.9	33.4
Operating margin	5.3%	4.2%
Restructuring and other-net	5.8	7.5

Net sales for the Marketing Solutions segment for the nine months ended September 30, 2021 were $751.2 million, a decrease of $41.1 million compared to the nine months ended September 30, 2020. Net sales decreased due to lower volume in direct marketing attributable to the 2020 Census contract, which was fully completed in the third quarter of 2020, partially offset by higher order volume reflecting continued recovery from the COVID-19 pandemic. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Nine Months Ended
	September 30,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$379.6	$416.8	$(37.2)	(8.9%)
Digital print and fulfillment	307.1	302.6	4.5	1.5%
Digital and creative solutions	64.5	72.9	(8.4)	(11.5%)
Total Marketing Solutions	$751.2	$792.3	$(41.1)	(5.2%)

Marketing Solutions segment income from operations increased $6.5 million to $39.9 million for the nine months ended September 30, 2021 primarily due to the favorable impact of cost control initiatives and lower restructuring expenses, partially offset by the impact of lower volume.

Corporate

Corporate operating expenses during the nine months ended September 30, 2021 were $106.7 million, compared to $127.3 million for the nine months ended September 30, 2021, a decrease of $20.6 million. The decrease was primarily driven by lower restructuring expenses, partially offset by increased incentive compensation expense, largely attributable to an increase in our stock price.

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

The following describes our cash flows for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30,
	2021	2020	$ Change
	(in millions)
Net cash (used in) provided by operating activities	$(29.0)	$25.2	$(54.2)
Net cash used in investing activities	(33.2)	(3.5)	(29.7)
Net cash (used in) provided by financing activities	(5.6)	194.8	(200.4)
Effect of exchange rates on cash, cash equivalents and restricted cash	1.2	2.1	(0.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(66.6)	$218.6	$(285.2)
Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $29.0 million compared to cash provided by operating activities of $25.2 million in 2020. The increase in operating cash used in 2021 was driven by $23.9 million of LSC bankruptcy related payments primarily associated with lump sum settlements of two MEPP plans, working capital investments, higher tax and incentive compensation payments, and a $9.2 million payment to terminate certain interest rates swaps, partially offset by lower restructuring and interest payments. In addition, the prior year amount benefitted from payroll taxes being deferred as part of the CARES Act. Included in net cash used in operating activities were the following operating cash outflows:

	Nine Months Ended
	September 30,
	2021	2020	$ Change
	(in millions)
Income tax payments, net of tax refunds	$31.9	$24.9	$7.0
Interest payments	71.3	86.4	(15.1)
Performance-based compensation payments	58.2	41.3	16.9
Restructuring payments	24.0	53.5	(29.5)
Payments on interest rate swap terminations	9.2	—	9.2
Pension and other postretirement benefits plan contributions	3.6	6.3	(2.7)
LSC bankruptcy related payments including MEPP	23.9	2.6	21.3

Significant cash (outflows) inflows included in investing and financing activities for each period were as follows:

	Nine Months Ended
	September 30,
	2021	2020	$ Change
	(in millions)
Capital expenditures	$(48.6)	$(54.4)	$5.8
Proceeds from issuances of long-term debt	451.1	—	451.1
Proceeds from sale of property, plant and equipment	16.6	29.7	(13.1)
(Payments) proceeds from disposition of businesses	(1.4)	16.8	(18.2)
Payments of current maturities and long-term debt	(444.6)	(168.8)	(275.8)
Net borrowings under credit facilities	—	368.0	(368.0)
Dividends paid	—	(2.1)	2.1

Proceeds from disposition of businesses in 2020 principally reflect the sale of the Courier Logistics business.

Proceeds from issuances of long-term debt during the nine months ended September 30, 2021 reflects the issuance of $450 million of 6.125% senior secured notes due 2026 during the second quarter. Payments of current maturities and long-term debt in the nine months ended September 30, 2021 primarily reflects the repayment of $387.6 million of principal on the Term Loan and the repayment of $55.6 million of the debentures that matured on April 15, 2021. Payments of current maturities and long-term debt in the nine months ended September 30, 2020 represent repurchases of outstanding debt with maturities from 2020 to 2024 along with the repayment of the remaining balance of the notes that matured on June 15, 2020. We had no outstanding borrowings under our ABL Credit Facility at the end of the third quarter of 2021. During 2020, we increased our borrowings under the ABL Credit Facility to retain financial flexibility in light of the emerging COVID-19 pandemic.

Cash and cash equivalents of $223.5 million as of September 30, 2021 included $16.1 million in the U.S. and $207.4 million at international locations. Included in Cash and cash equivalents at September 30, 2021 were $4.8 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are expected to be highly liquid. We maintain cash pooling structures that enable participating international locations to draw on our international cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce our short-term borrowing costs or for other purposes. As a result of the Tax Cut and Jobs Act of 2017, we have opportunities to repatriate foreign cash, primarily generated from current year earnings, in a tax efficient manner.

The current availability under the ABL Credit Facility as of September 30, 2021 is shown in the table below:

September 30, 2021
Availability	(in millions)
Borrowing base	$579.0

Usage
Borrowings under the ABL Credit Facility	$—
Outstanding letters of credit	$63.3

Current availability at September 30, 2021	$515.7
Cash and cash equivalents	223.5
Total available liquidity (a)	$739.2
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

The failure of a financial institution supporting the ABL Credit Facility would reduce the size of our committed facility unless a replacement institution was added. At September 30, 2021, the ABL Credit Facility was supported by eight U.S. financial institutions.

On April 16, 2021, we amended the ABL Credit Facility to, among other things, extend the maturity date from September 29, 2022 to April 16, 2026 and reduce the aggregate commitments from $800 million to $650 million.

Dispositions

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of September 30, 2021, we have received deposits in accordance with the terms of the agreement of approximately $123.3 million. These deposits are recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. In accordance with the agreement, additional scheduled deposits are required to be paid to us with the final payment due in 2022. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate. If the buyer fails to comply with terms of the agreement or terminates for any reason, we are entitled to retain 30% of the purchase price as liquidated damages.

In the third quarter of 2021, the buyer missed their scheduled deposit payment. As a result, we are taking necessary actions to preserve our rights under the agreement which may include terminating the agreement. As of September 30, 2021, the carrying cost of the building and land use rights is recorded in Other noncurrent assets and is not material.

Dividends

On April 6, 2020, the Board of Directors of the Company made a decision to suspend all dividends payments as part of the Company’s response to the COVID-19 pandemic.

MANAGEMENT OF MARKET RISK

We are exposed to interest rate risk on our variable debt and price risk on our fixed-rate debt. Including the effect of the floating-to-fixed interest rate swap (see Note 16, Derivatives, to the Condensed Consolidated Financial Statements), approximately 96.7% of our outstanding debt was comprised of fixed-rate debt as of September 30, 2021.

We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2021 and December 31, 2020 by $25.7 million and $23.7 million, respectively.

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. As of September 30, 2021 and December 31, 2020, the aggregate notional amount of outstanding foreign currency contracts was approximately $271.0 million and $220.7 million, respectively (see Note 16, Derivatives, to the Condensed Consolidated Financial Statements). The net unrealized gain from these foreign currency contracts was $1.6 million at September 30, 2021 and $3.6 million at December 31, 2020. We do not use derivative financial instruments for trading or speculative purposes.

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
•

supply chain issues, including changes in the availability or costs of key materials (such as ink and paper) or increases in shipping costs; additionally, shipping quotas imposed by major carriers such as Fedex and UPS may impact our cost of shipping and our ability to timely fulfil orders;

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2021 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2021 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees continue to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to ensure they remain effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities during the three months ended September 30, 2021.

Item 6. Exhibits

4.1

Third Amendment to Rights Agreement, dated as of August 27, 2021, between R. R. Donnelley & Sons Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 27, 2021).

4.2

Rights Agreement, dated as of August 28, 2019, between R. R. Donnelley & Sons Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed August 29, 2019)

4.3

First Amendment to Rights Agreement, dated as of August 17, 2020, between R. R. Donnelley & Sons Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 18, 2020)

4.4

Second Amendment to Rights Agreement, dated as of May 17, 2021, between R. R. Donnelley & Sons Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 18, 2021).

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

Date: November 3, 2021