Form 10-K
period 2021-12-31
RR Donnelley & Sons Co
filed 2022-02-24
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of registrant’s common stock held by non-affiliates based on the sale price of the common stock on June 30, 2021 was $440,834,717.

As of February 18, 2022, 75,212,238 shares of common stock were outstanding.

Documents Incorporated By Reference

Information required in Part III of this Annual Report on Form 10-K  is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 2, 2022.
Auditor Firm Id:	PCAOB ID No. 34	Auditor Name:	DELOITTE & TOUCHE LLP	Auditor Location:	Chicago, IL

PART I

ITEM 1.	BUSINESS

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

On December 14, 2021, we entered into a definitive merger agreement under which we agreed to be acquired by affiliates of Chatham Asset Management, LLC (“Chatham”), a leading private investment firm. Under the terms of the merger agreement, an affiliate of Chatham will acquire all of the outstanding shares of RRD common stock not already owned by Chatham, and RRD stockholders will receive $10.85 per share in cash for each share of RRD common stock. All regulatory approvals have been obtained and at a special meeting on February 23, 2022, RRD’s stockholders approved the proposed merger. The merger with Chatham is expected to close on February 25, 2022. Upon completion of the transaction, RRD’s shares will no longer trade on the New York Stock Exchange and RRD will become a private company.

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

•

Disciplined Capital Allocation: We intend to maintain a disciplined approach to capital allocation with an added focus on reducing our leverage, while also investing in our future through strategic capital investments and acquisitions.

Segment Descriptions

Our segments and their product and service offerings are summarized below:

Business Services

Business Services provides customized solutions at scale to help clients inform, service and transact with their customers. The segment’s primary product and service offerings include commercial print, packaging, labels, statement printing, supply chain management, forms and business process outsourcing. This segment also includes all of our operations in Asia, Europe, Canada and Latin America. In 2021, our Business Services segment accounted for 78.8% of our consolidated net sales.

Commercial Print

We provide various commercial printing products and offer a full range of branded materials including manuals, publications, brochures, business cards, flyers, post cards, posters and promotional items. Commercial print accounted for 39.3% of our Business Services segment’s net sales for the fiscal year ended December 31, 2021.

Packaging

We provide packaging solutions, ranging from rigid boxes to in-box print materials, for clients in consumer electronics, life sciences, cosmetics and consumer packaged goods industries. Packaging accounted for 19.7% of our Business Services segment’s net sales for the fiscal year ended December 31, 2021.

Labels

We produce custom labels for clients across multiple industries including warehouse and distribution, retail, pharmaceutical, manufacturing and consumer packaging. We offer distribution and shipping labels, healthcare and durable goods labels, promotional labels and consumer product goods packaging labels. Labels accounted for 13.6% of our Business Services segment’s net sales for the fiscal year ended December 31, 2021.

Statements

We create critical business communications, including customer billings, financial statements, healthcare communications and insurance documents. Our capabilities include design and composition, variable imaging, email, archival and digital mail interaction, as well as our innovative RRDigital solution set. Statements accounted for 11.0% of our Business Services segment’s net sales for the fiscal year ended December 31, 2021.

Supply Chain Management

We provide workflow design to assembly, configuration, kitting and fulfillment for clients in life sciences and healthcare, consumer electronics, telecommunications, cosmetics, education and industrial industries. During 2020 and 2021, we experienced a significant increase in demand for our kitting services driven by COVID-19-related orders. Supply chain management accounted for 7.2% of our Business Services segment’s net sales for the fiscal year ended December 31, 2021.

Forms

We produce a variety of forms including invoices, order forms and other business forms that support both the private and public sectors for clients in financial, government, retail, healthcare and business services industries. Forms accounted for 5.0% of our Business Services segment’s net sales for the fiscal year ended December 31, 2021.

Business Process Outsourcing

We provide outsourcing services including creative services, research and analytics, financial management and other services for legal providers, insurance, telecommunications, utilities, retail and financial services companies. Business process outsourcing accounted for 4.2% of our Business Services segment’s net sales for the fiscal year ended December 31, 2021.

Marketing Solutions

Marketing Solutions leverages an integrated portfolio of data analytics, creative services and multichannel execution to deliver comprehensive, end-to-end solutions. The segment’s primary product and service offerings include direct marketing, in-store marketing, digital print, kitting, fulfillment, digital and creative solutions and list services. In 2021, our Marketing Solutions segment accounted for 21.2% of our consolidated net sales.

Direct Marketing

We provide audience segmentation, creative development, program testing, print production, postal optimization and performance analytics for large-scale personalized direct mail programs. Direct marketing accounted for 50.7% of our Marketing Solutions segment’s net sales for the fiscal year ended December 31, 2021.

Digital Print and Fulfillment

Using digital and offset production capabilities, we provide in-store marketing materials, including signage and point-of-purchase materials, as well as custom marketing kits that require multiple types of marketing collateral. Under the trade name MotifTM, we also create custom photobooks. Digital print and fulfillment accounted for 41.0% of our Marketing Solutions segment’s net sales for the fiscal year ended December 31, 2021.

Digital and Creative Solutions

We help clients manage their customer data in order to better understand their customers and guide more effective marketing communications efforts. In addition, we create, edit and manage content for delivery across multiple marketing communications channels including print and digital advertising, direct marketing and mail, packaging, sales collateral, in-store marketing and social media. Digital and creative solutions accounted for 8.3% of our Marketing Solutions segment’s net sales for the year ended December 31, 2021.

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

Refer to Part I Item 1A “Risk Factors” and Part II Item 7 ‑Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the impact of COVID-19 on our business.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets we serve. As such, we have some seasonality in our business, mostly in the second half of the year, despite the breadth of our product and service offerings.

Resources

The primary raw materials we use in our print businesses are paper and ink. We negotiate with leading suppliers to maximize our purchasing efficiencies. Some of the paper we use is supplied directly by clients. During 2021, we have seen price increases from nearly all of our material suppliers in all categories.  Notably, paper products have seen significant price increases primarily caused by supply shortages from key suppliers. The supply shortages have been caused in part by manufacturing capacity reductions, labor shortages and other supply chain disruptions. We, and our suppliers, have also experienced labor shortages and increased wage pressure for manufacturing workers due to current market conditions. Further, we experienced supply chain disruptions and shipping delays caused by container shortages in key domestic and international ports, including China. We expect these factors to continue for the foreseeable future.

To mitigate the effect of raw material shortages, inflationary pressures and other supply chain disruptions, we have offered our clients product alternatives, new formats, and in some cases secured new suppliers. We have also implemented price increases to pass inflationary costs along to our clients. Generally, clients directly absorb the impact of changing prices on client-supplied paper. With respect to paper we purchase, we have historically passed most changes in price through to our clients although in many cases there is a delay based on terms within individual client contracts. We believe contractual arrangements and industry practice will support our continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable us to successfully do so.

In addition, we are working closely with transportation suppliers and increasing inventory levels to help ensure product availability, and we continue to aggressively pursue cost reductions across the Company to offset inflationary pressures. However, variations in the cost and supply of raw materials used in the manufacturing process and rising labor costs, may affect our consolidated financial results.

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

As a leading mail-service-provider of both First-Class Mail and USPS Marketing mail, we are ranked by the USPS as one of the largest preparers of mailings in the U.S. We work closely with our clients and the USPS to offer innovative products and mail preparation services to minimize postage costs. While we do not directly absorb the impact of higher postage rates on our clients’ mailings, demand for products distributed through the U.S. or foreign postal services has been negatively impacted by increases in postage rates, as postal costs are a significant component of many clients’ cost structures.

In accordance with the 2006 Postal Accountability and Enhancement Act (“PAEA”), the Postal Regulatory Commission (“PRC”) adjusted and approved USPS filings for a CPI based average price increase of 1.5% to 1.8% depending on the major class of mail. The new prices took effect on January 24, 2021.

Additionally, as required on the 10-year anniversary of PAEA, the PRC initiated a comprehensive review of its regulations on December 20, 2016, to determine if the current system for regulating rates and classes for market-dominant products is still achieving the original objectives of the law. After multiple years of deliberation the PRC concluded that the current system was not meeting all of PAEA’s original objectives and issued its final ruling on November 30, 2020, The ruling expanded  USPS pricing authority to consider: 1) the higher cost implications caused by the declining average of the number of mail pieces delivered per delivery point, and 2) the congressionally mandated contributions by the Postal Service to fund future employee retirement benefits, respectively referred to as the “Density Adder”, and the “Retirement Adder ”. These additional price adders plus CPI percentage increases will in total determine the overall price increase allowed for the market dominant mail classes. The Postal Service then used and applied its expanded pricing authority and imposed a second increase during 2021 ranging from 6.8 to 8.8%, which became effective on August 29, 2021.

Clients

We have approximately 25,000 clients worldwide, including 92% of the Fortune 100, 79% of the Fortune 500 and 67% of the Fortune 1000. Our products and services enable some of the world’s largest companies to create, manage and deliver comprehensive and cost-effective multi-channel communications around the world. For each of the years ended December 31, 2021, 2020 and 2019, no single client accounted for 10% or more of consolidated net sales.

Cybersecurity

Our cybersecurity program is designed for needs and expectations of our clients who entrust us with highly sensitive information. Furthermore, our healthcare and insurance printing businesses are subject to industry-specific data regulations, including the Health Care Insurance Portability and Accountability Act of 1996, which could subject us and our clients to liability should sensitive client or patient information be publicly disclosed. Our infrastructure and technology, highly-trained global workforce and comprehensive security and compliance program enable us to safely process, store and protect client information in compliance with relevant regulations.

Our infrastructure and technology security capabilities are bolstered by our relationship with a leading data center services provider. Furthermore, we employ a highly skilled IT workforce to implement our cybersecurity programs and to handle specific security responsibilities. As a result of annual mandatory security awareness training, our IT workforce is trained to address security and compliance-related issues as they arise. Additionally, our IT employees are carefully screened, undergo a thorough background check and are bound by a nondisclosure agreement that details such employee’s security and legal responsibilities with regard to information handling.

In December 2021, we identified a systems intrusion in our technical environment. In response, we promptly implemented a series of containment measures to address the situation, including activating our incident response protocols, shutting down servers and systems and commencing a forensic investigation. We also engaged cybersecurity experts to examine the incident and oversee the implementation of appropriate remedial actions. However, we became aware in mid-January 2022 that certain of our corporate data, the nature of which is continuing to be actively examined, was accessed and exfiltrated. To the extent any confidential client data is found in this data, the Company has and will continue to inform impacted clients within a reasonable time. We also notified and continue to work with appropriate law enforcement authorities. As a precautionary measure, we isolated a portion of our technical environment in an effort to contain the intrusion.

At this time, we have restored the affected systems and returned to normal levels of operations, and believe that the steps taken to isolate and remediate the identified threat have been effective. While we do not currently believe that this security event has or will result in a material adverse impact to the Company, data review and assessment related to this event remain ongoing, and we may determine in the future that such event had or will have a material adverse impact on our business, results of operations, financial condition or cash flows.

Government Regulations

Our policy is to conduct our global operations in accordance with all applicable laws, regulations and other requirements. It is not possible to quantify with certainty the impact of potential failures regarding our compliance with these laws and regulations, including environmental matters and resulting remediation and other compliance efforts that we may undertake in the future. However, in our opinion, compliance with present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on our consolidated annual results of operations, financial position or cash flows.

Human Capital

RRD’s approximately 32,000 employees worldwide represent our most important asset.  We are committed to prioritizing a diverse, equitable and inclusive workplace, which allows us to attract and, importantly, retain high quality talent.  Our laser focus on the health, safety and well-being of our employees helps us to maintain our qualified workforce and develop leaders for the future.

Diversity, Equity and Inclusion

We are committed to diversity, equity and inclusion from the membership of the Board of Directors through all layers of our employee ranks.  Women represent 50% of our independent directors on the Board of Directors and 25% of our executive leadership team. Our priorities and the signing of the Parity Pledge in 2017 reflect our commitment to increasing the percentage of women in leadership roles across our company.

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

To ensure RRD’s continued focus on diversity, equity and inclusion, executive team members are expected to consider at least one woman and one racial/ethnic minority in hiring for open positions on their teams.  The Board receives ongoing updates on these priorities as well as on the hiring by the executive leadership team.  In 2021, our CEO and CHRO were given a goal that all new hires or promotions into Director or higher levels at the Company must be at least 50% women or racially diverse candidates.  The Company met that goal in 2021 despite a challenging labor market.

In January 2022, we announced that we received a score of 95 out of 100 on the Human Rights Campaign Foundations 2022 Corporate Equality Index, the nation’s foremost benchmarking survey and report measuring corporate policies and procedures related to LGBTQ+ workplace equality.

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

Employee Engagement

In 2020 and 2021, we were diligent in surveying our employees throughout the impact of COVID-19 to ensure that employees understood what resources were available to them, how to request assistance (including through our Employee Assistance Program), and how to navigate novel work environments in an unprecedented time. On the whole, the organization pivoted and adapted efficiently and without significant issues in a rapidly changing landscape. Essentially all of our manufacturing facilities were deemed to be essential by applicable government agencies, and as a result our employees have continued to work throughout the pandemic.  As such, when COVID-19 hit our facilities in the U.S. and abroad, we immediately implemented rigorous cleaning procedures, mandated the wearing of masks, and required physical distancing where possible. If an employee disclosed a positive COVID-19 test, we deep cleaned areas the employee had visited and engaged in contact tracing.

Because of our successful performance and the extraordinary engagement of our essential employees, in December 2020, we were able to pay a year-end bonus to employees not otherwise eligible for a bonus. This employee group included full-time hourly workers, managers, supervisors, facility workers and other non-sales employees who are not eligible for the annual incentive plan or commissions that are available to certain managers, directors, vice presidents and other executives.  Throughout 2021, we were able to increase hourly wages at a number of our facilities based on the continued extraordinary efforts of our employees.

We also maintain a robust open door process to capture, investigate and timely respond to employee concerns.  Throughout 2020 and 2021, we listened carefully as employees raised new issues during these unprecedented times and responded with due speed.

Finally, we provided our workforce with engagement opportunities, including through our Global Women’s Business Resource Group, inclusion councils, and dialogues hosted by our diversity, equity and inclusion leadership team.

Training and Development

A critical component of our investment in our employees is the provision of virtual and self-directed learning and development.  This training covers topics from sexual harassment prevention, ADA awareness, IT security and a wide variety of anti-corruption and compliance programs.  In 2021, 99.7% of employees timely completed their required training.

In addition to compliance related training, we also offer leadership and job skills training in order to continue to grow and develop our diverse workforce.

In 2021, the Company engaged a vendor to train the Executive Leadership Team ("ELT") in diversity in hiring and retention at the Company.  Since the Company prioritizes diversity in its hiring at all levels and understands that diversity in leadership will lead to more diversity throughout the Company, it has made continued education and heightened awareness of these issues a top priority for the ELT and for all leaders at the Company, including those on the Human Resources Team.

Health and Safety

As a manufacturing company, operations in our facilities continue to represent our greatest safety and health risks for our employees.  Managing and mitigating risks at our facilities is the top priority for the executive team and every employee around the world.  Safety has routinely been a part of our performance metrics for leadership in our facilities and one indicator of success in this area is our recordable case rate, which is at the lowest level since becoming a stand-alone company in 2016.

We are continually evolving our policies and procedures to adhere to the latest best practices being provided by the Centers for Disease Control (“CDC”) and World Health Organization (“WHO”). Our cross-functional COVID Task Force created at the onset of the pandemic has developed safety measures, policies, and procedures for our workplace. We have implemented flexible working policies, including telecommuting and staggered shifts, while allowing for voluntary leaves of absence. We have encouraged vaccinations and have begun to welcome employees back into our offices on a voluntary basis using a cautious approach. We continue to enforce social distancing policies within all of our facilities, follow local and state guidelines concerning face coverings, and provide training for adherence to personal hygiene best practices in line with CDC and WHO guidelines.

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

The following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the pendency of our agreement to be acquired by Chatham Asset Management could have an adverse effect on our business;
•	adverse changes in global economic conditions and the resulting effect on the businesses of our clients, including changes related to COVID-19;
•	demand for our products and services, including fluctuating orders specifically related to COVID-19;
•	adverse changes in global economic conditions and the resulting effect on the businesses of our clients;
•	changes in customer preferences or a failure to otherwise manage relationships with our significant clients;
•	loss of brand reputation and decreases in quality of client support and service offerings;
•	political and regulatory risks and uncertainty in the countries in which we operate or sell our products and services;
•	taxation related risks in multiple jurisdictions;
•	adverse credit market conditions and other issues that may affect our ability to obtain future financing on favorable terms;
•	limitations on our borrowing capacity in our credit facilities;
•	increases in interest rates;
•	our ability to make payments on, reduce or extinguish any of our material indebtedness;
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

•	changes in the regulations applicable to our clients, which may adversely impact demand for our products and services;;
•

factors that affect client demand, including changes in postal rates, postal regulations and service levels, changes in the capital markets, changes in advertising markets, clients’ budgetary constraints and changes in clients’ short-range and long-range plans;

•	failures or errors in our products and services;
•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats, and our ability to adapt to these changes;
•	inability to hire and retain a skilled and diverse workforce;
•	potential contingent obligations related to LSC and DFIN leases, multiemployer pension plan liabilities, environmental liabilities, and other liabilities associated with the bankruptcy of LSC;
•	the spinoffs resulting in significant tax liability; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Business combination risk

The pendency of our merger agreement with Chatham Asset Management, LLC could have an adverse effect on our business.

On December 14, 2021, we entered into a definitive merger agreement under which we agreed to be acquired by affiliates of Chatham Asset Management, LLC (“Chatham”). Under the terms of the merger agreement, an affiliate of Chatham will acquire all of the outstanding shares not already owned by Chatham, and RRD stockholders will received $10.85 per share in cash for each share of RRD common stock. All regulatory approvals have been obtained and at a special meeting on February 23, 2022, RRD’s stockholders approved the proposed merger. The merger with Chatham is expected to close on February 25, 2022.

The announcement and pendency of the merger could cause disruption in our business, including the potential loss or disruption of commercial relationships prior to the completion of the merger. For example, parties with which we do business may be uncertain as to the effects on them of the merger, including with respect to their current or future business relationships with us. These relationships may be subject to disruption as clients, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us or consider entering into business relationships with other parties. These disruptions could have an adverse effect on the results of our operations, cash flows and financial position. The announcement and pendency of the merger could also have a potential negative effect on our ability to retain management, sales and other key personnel.

The merger agreement generally requires us to operate our business in the ordinary course of business pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business prior to completion of the merger. These restrictions may prevent us from taking certain specified actions or otherwise pursuing business opportunities during the pendency of the merger that may be beneficial to us. In addition, matters relating to the merger (including integration planning) will require substantial commitments of time and resources by our management, which could divert their time and attention. We have also incurred, and will continue to incur, significant non-recurring costs in connection with the merger that we may be unable to recover.

The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the merger or termination of the merger agreement. Completion of the merger is subject to the satisfaction or waiver of a number of conditions, many of which are not within our control. The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. We cannot provide assurance that our pending merger with Chatham will be completed. Failure to complete the merger could also negatively affect our stock price and our future business and financial results.

Transactions like the merger are frequently the subject of litigation or other legal proceedings, including actions alleging that either our board of directors breached their respective fiduciary duties to their stockholders by entering into the merger agreement, by failing to obtain a greater value in the transaction for their stockholders or otherwise. Some stockholder litigation has been filed in connection with the planned merger, and additional claims could be filed in the future. We believe that such litigation, claims or proceedings are without merit and we will defend against them, but we might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

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

As the COVID-19 pandemic spread across the globe during 2020 and 2021, it strained the global economy which resulted in decreased demand for certain of our products and services, and created tremendous business challenges for us and many of our clients and suppliers. We have taken a number of proactive measures to manage through the impact of the ongoing pandemic. The extent to which the pandemic continues to impact our operations and the operations of our suppliers and our clients will depend on future developments, which remain uncertain at this time, including the duration of the pandemic, the development and distribution of effective treatments and vaccines, and the degree and ultimate success of government intervention in stabilizing economies around the world. While we continue to identify and capitalize on pandemic-related opportunities, including producing pandemic-related orders, and we continue to implement cost-cutting measures to mitigate the effects of the pandemic, the decreased demand has adversely affected our business, operating results, financial condition and cash flows. Depending on the severity and duration of the global economic decline, revenue declines from decreased client demand has and could continue to materially adversely affect our business, operating results, financial condition and cash flows. Additionally, declining operating results and cash flows may also cause impairments of tangible and intangible assets and an increase in allowance for credit losses as a result of our inability to collect customer accounts receivable balances.

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

During 2021, our five largest clients accounted for 12.9% of our net sales in the aggregate. There can be no assurance that our clients will continue to purchase our products in the same mix or quantities or on the same terms as in the past. The loss of or disruptions related to significant clients may result in a reduction in sales or change in the mix of products we sell to significant clients. This may adversely affect our results of operations, financial condition and cash flows.

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

We may be adversely affected by rising inflation, a decline in the availability of raw materials, supply chain disruptions, and labor shortages.

We are dependent on the availability of paper, ink, other raw materials, and labor to support our operations. During 2021, we have seen price increases from nearly all of our material suppliers in all categories.  Notably, paper products have seen significant price increases primarily caused by supply shortages from key suppliers. The supply shortages have been caused in part by manufacturing capacity reductions, labor shortages and other supply chain disruptions. We, and our suppliers, have also experienced labor shortages and increased wage pressure for manufacturing workers due to current market conditions. Further, we experienced supply chain disruptions and shipping delays caused by container shortages in key domestic and international ports, including China. We expect these factors to continue for the foreseeable future.

Increases in the costs of our raw materials and labor may increase our costs and we may not be able to pass these costs on to clients through higher prices. Increases in the cost of materials may adversely affect clients’ demand for our printing and related services. Other unforeseen developments in these markets may result in a decrease in the supply of paper, ink or other raw materials which may adversely affect our results of operations, financial position and cash flows.

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

Our ABL Credit Agreement limits our borrowing capacity to the value of certain of our U.S. assets. In addition, our obligations under our ABL Credit Agreement and Term Loan Credit Agreement along with our Secured Notes are secured by substantially all of the assets of the Company and our material domestic subsidiaries and lenders may exercise remedies against the collateral if an event of default occurs.

Our borrowing capacity under our ABL Credit Agreement is equal to the lesser of (i) $650.0 million and (ii) a borrowing base formula based on the amount of U.S. accounts receivable, inventory, machinery, equipment and, if we were to so elect in the future, subject to the satisfaction of certain conditions, fee-owned real estate of the Company and our material domestic subsidiaries that are guarantors under the ABL Credit Agreement, subject to certain eligibility criteria and advance rates (collectively, the “Borrowing Base”). In the event of any material decrease in the amount of or appraised value of the assets in the Borrowing Base, our borrowing capacity would similarly decrease, which could adversely affect our business and liquidity.

If an event of a default occurs under our ABL Credit Agreement, the lenders’ commitment to extend further credit under our ABL Credit Agreement could be terminated, our outstanding obligations under the ABL Credit Agreement, our credit agreement for the $550 million senior secured Term Loan B (the “Term Loan Agreement”)(collectively, the “Credit Agreements”) and the 6.125% Secured Notes due 2026 (the “Secured Notes”) could become immediately due and payable, outstanding letters of credit issued under our ABL Credit Agreement may be required to be cash collateralized, and remedies may be exercised against the collateral securing either or both of the Credit Agreements and the Secured Notes. If we are unable to borrow under our ABL Credit Agreement, we may not have the necessary cash resources to fund our operations or to meet scheduled repayments of other outstanding indebtedness and, if any event of default occurs under either Credit Agreement or the indenture for the Secured Notes, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit issued under the ABL Credit Agreement, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.

Restrictive covenants in our ABL Credit Agreement, Term Loan Credit Agreement, and the indenture for our Secured Notes could limit our financial and operating flexibility.

Our ABL Credit Agreement, Term Loan Credit Agreement, and the indenture for our Secured Notes contain various affirmative and negative covenants applicable to us and our subsidiaries. Certain restrictions on operations become applicable if our borrowing availability under the ABL Credit Agreement falls below certain thresholds. These restrictions could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.

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

In July 2017 the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On December 31, 2021, the ICE Benchmark Administration (IBA), which administers LIBOR, ceased publication of one-week and two-month U.S. dollar (USD) LIBOR. The IBA has indicated that it expects to continue publishing other USD LIBOR tenors until June 2023. The Federal Reserve Board, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency also required banks to cease entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021. The potential cessation of USD LIBOR could cause market volatility or disruption, which could adversely affect our floating rate debt obligations, including obligations under our ABL Credit Agreement and Term Loan Agreement, our outstanding derivative financial instrument that utilizes LIBOR, and our overall cost of funding.

We may not be able to reduce or extinguish our material indebtedness, and as a result we may have increased financial leverage, which may adversely affect our business.

We have substantial indebtedness and our interest and principal payments are significant. In addition, our Term Loan Credit Agreement and the indenture for our Secured Notes require us to make prepayments with excess cash flow and asset sale proceeds in certain circumstances. If we are unable to reduce this indebtedness, we may continue to have increased financial leverage, which may limit or restrict our ability to operate our business. In addition, our ability to make payments on, repay or refinance, such debt, will depend largely upon our future operating performance.

Spinoff Risks

We may be contingently liable for certain liabilities related to the spin-off of LSC and DFIN

Subsequent to the spinoff of LSC and Donnelley Financial, we may be contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Our exposure to these potential contingent liabilities decreases over time as LSC and successor lessees and Donnelley Financial pay monthly lease obligations and as the leases expire. As of December 31, 2021, these potential contingent lease obligations were $29.0 million and $1.2 million for LSC and Donnelley Financial, respectively.

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. LSC was subsequently acquired by a third party buyer (“the Buyer”). The Buyer assumed the majority of LSC’s existing leases. We will continue to be contingently liable for these leases until their termination or renewal.

We may be also liable for liabilities where we share joint and several liability with LSC and other members of the control group including certain environmental liabilities. Refer to Footnote 8 – Commitments and Contingencies to the Consolidated Financial Statements for further details.

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

We depend on our information technology and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems may disrupt our business and adversely affect our ability to operate and compete in the markets we serve. These systems include systems that we own and operate, as well as those systems of our vendors. Such systems are susceptible to malfunctions and interruptions due to equipment damage and power outages and a range of other hardware, software and network problems, as well as human error, employee misconduct, hacking and cybercrime. We also periodically upgrade and install new systems, which if installed or programmed incorrectly, may cause significant disruptions. If a disruption, such as the security event identified in December 2021 described elsewhere in this Annual Report, occurs, we may incur further losses and costs for interruption of our operations, which may adversely affect our results of operations, financial condition and cash flows.

We have suffered and may in the future suffer a systems intrusion in our technical environment. If our efforts to protect the security of corporate information are unsuccessful, any such further failures may result in significant costs to us to investigate and remediate the data-breach, to defend against private litigation or government enforcement actions or to pay penalties. Any such failures may have a material adverse effect on our results of operations, financial condition, cash flows and reputation.

In December 2021, we identified a systems intrusion in our technical environment. In response, we promptly implemented a series of containment measures to address the situation, including activating our incident response protocols, shutting down servers and systems and commencing a forensic investigation. We also engaged cybersecurity experts to examine the incident and oversee the implementation of appropriate remedial actions. However, we became aware in mid-January 2022 that certain of our corporate data, the nature of which is continuing to be actively examined, was accessed and exfiltrated. To the extent any confidential client data is found in this data, the Company has and will continue to inform impacted clients within a reasonable time. We also notified and continue to work with appropriate law enforcement authorities. As a precautionary measure, we isolated a portion of our technical environment in an effort to contain the intrusion.

At this time, we have restored the affected systems and returned to normal levels of operations, and believe that the steps taken to isolate and remediate the identified threat have been effective. While we do not currently believe that this security event has or will result in a material adverse impact to the Company, data review and assessment related to this event remain ongoing, and we may determine in the future that such event had or will have a material adverse impact on our business, results of operations, financial condition or cash flows.

Maintaining the confidentiality, integrity and availability of our systems, software and solutions is an issue of critical importance for us and our clients and users, who rely on us to protect the confidentiality of certain information they provide us, particularly as a significant number of our employees continue to work from home during the COVID-19 pandemic. Many of our clients’ industries are highly regulated and have established standards and requirements for safeguarding the confidentiality, integrity and availability of information relating to their businesses and clients. Confidential and sensitive information stored in our systems are susceptible to cybercrime, or threats of intentional disruption, which are increasing in sophistication and frequency. Exposure of the information maintained on our systems due to human error, breach of our systems through hacking or cybercrime, a leak of confidential information due to employee misconduct or other such events may damage our reputation, subject us to regulatory enforcement action and cause significant reputational harm for our clients, all of which may materially affect our results of operations, financial condition and cash flows. In addition, as security threats continue to evolve and increase in terms of sophistication, we may invest additional resources in the security of our systems. The level of investment could also adversely affect our results of operations, financial condition and cash flows.

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

Postal costs are a significant component of many of our clients’ cost structure and postal rate changes can influence the number of pieces and types of mailings that our clients mail. In accordance with the 2006 PAEA, the PRC approved a USPS filing for a CPI based average price increase of 1.5% on average for the Market Dominant mail classes, which took effect January 24, 2021.

Additionally, as required on the 10-year anniversary of PAEA, the PRC initiated a comprehensive review of PAEA on December 20, 2016, to determine if the current system for regulating rates and classes for market-dominant products is still achieving the original objectives of the law. Accordingly, the PRC concluded that the current system was not meeting all of PAEA’s original objectives and after careful consideration of mailing industry stakeholder input, issued its final order on November 30, 2020. The final PRC order provides the USPS with additional discretionary rate-making authority, above CPI, estimated at 5.5%, that was used during 2021 and could continue to be used during 2022.

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

In addition, the onset of COVID-19 and the resulting rapid increase in eCommerce, especially residential delivery, caused significant increases in demand for both small parcel and trucking transportation services across all markets. Capacity and service challenges for the USPS and all other carriers, created an operating environment that included transit delays, suspension of guaranteed services, peak season surcharges, increased spot rates and allocated or restricted shipping. We expect high demand will continue to be a challenge to transportation providers in the future. Increased cost and order fulfillment limitations may have an adverse effect on our results of operations, financial condition and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved written comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Our corporate office is located in leased office space in Chicago, Illinois. As of December 31, 2021, we leased or owned 119 U.S. facilities, some of which had multiple buildings and warehouses, and these U.S. facilities encompassed approximately 12.7 million square feet. We leased or owned 57 international facilities, some of which had multiple buildings and warehouses, encompassing approximately 5.2 million square feet primarily in Asia, Canada, Europe and Latin America. Of our U.S. and international facilities, approximately 7.4 million square feet of space was owned, while the remaining 10.5 million square feet of space was leased.

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

For a discussion of certain litigation involving us, see Note 8, Commitments and Contingencies, to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (As of February 24, 2022)

Name and Positions with the Company	Age	Business Experience
Daniel L. Knotts President and Chief Executive Officer	57	Since October 2016, Mr. Knotts has served as the Chief Executive Officer of RRD and a member of our board of directors.

Al R. Dupont Executive Vice President and Chief Commercial Officer	56

Since June 2021, Mr. Dupont has served as RRD’s Executive Vice President, Chief Commercial Officer. Prior to this, Mr. Dupont was our Group President of National Sales from January 2018 to May 2021, and prior to that was Senior Vice President of Enterprise Sales from October 2016 to December 2017.

David M. Houck Executive Vice President and Chief Information Officer	53

Since July 2021, Mr. Houck has served as RRD’s Executive Vice President, Chief Information Officer. Prior to joining RRD in April 2021, Mr. Houck served as Chief Information Officer at LSC Communications, Inc. from 2016 to December 2020.

John Pecaric President, RRD Business Services and Marketing Solutions	59

Since May 2021, Mr. Pecaric has served as President, RRD Business Services and Marketing Solutions. Prior to that, Mr. Pecaric served as President of RRD Business Services from 2018 to May 2021 and prior to this, Mr. Pecaric was our Executive Vice President, Chief Commercial Officer and President of International from 2016 to 2018.

Terry D. Peterson Executive Vice President and Chief Financial Officer	57	Since October 2016, Mr. Peterson has served as RRD’s Executive Vice President and Chief Financial Officer.

Michael J. Sharp Senior Vice President, Controller and Chief Accounting Officer	60

Since November 2017, Mr. Sharp has served as RRD’s Senior Vice President, Controller and Chief Accounting Officer. Prior to joining RRD, Mr. Sharp served in various capacities at AAR Corporation including Vice President and Chief Financial Officer from 2015 to 2016.

Deborah L. Steiner Executive Vice President, Chief Administrative Officer, General Counsel, Secretary and Chief Compliance Officer	51

Since April 2020, Ms. Steiner has served as RRD’s Executive Vice President, Chief Administrative Officer, General Counsel, Secretary and Chief Compliance Officer. Prior to this, Ms. Steiner was our Executive Vice President, General Counsel, Secretary and Chief Compliance Officer from October 2016 to April 2020.

PART II

ITEM 5.	MARKET FOR R. R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “RRD”. As of February 18, 2022, there were 3,373 stockholders of record of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	—	$	―	—	$	―
November 1, 2021 - November 30, 2021	—		—	—		—
December 1, 2021 - December 31, 2021	1,831,374		10.72	—		—
Total	1,831,374			—
(a)	Shares withheld for tax liabilities upon vesting of equity awards

EQUITY COMPENSATION PLANS

For information regarding equity compensation plans, see Item 12 of Part III of this Annual Report on Form 10-K.

PEER PERFORMANCE TABLE

The graph below compares five-year returns of our common stock with those of the S&P SmallCap 600 and the S&P 1500 Industrials Index. The comparison assumes an initial investment of $100 on December 31, 2016 and that all dividends have been reinvested.

	Base Period	Fiscal Years Ended December 31,
Company Name/Index	2016	2017	2018	2019	2020	2021
RR Donnelley	100	60.03	26.95	27.94	16.14	80.42
S&P SmallCap 600	100	113.23	103.63	127.24	141.60	179.58
S&P 1500 Industrials Index	100	121.06	104.87	136.12	152.03	185.75

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Merger Agreement

On December 14, 2021, we entered into a definitive merger agreement under which we agreed to be acquired by affiliates of Chatham Asset Management, LLC (“Chatham”), a leading private investment firm. Under the terms of the merger agreement, an affiliate of Chatham will acquire all of the outstanding shares of RRD common stock not already owned by Chatham, and RRD stockholders will receive $10.85 per share in cash for each share of RRD common stock. All regulatory approvals have been obtained and at a special meeting on February 23, 2022, RRD’s stockholders approved the proposed merger. The merger with Chatham is expected to close on February 25, 2022. Upon completion of the transaction, RRD’s shares will no longer trade on the New York Stock Exchange and RRD will become a private company.

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

Executive Overview

Response to COVID-19

During 2021 and 2020, the COVID-19 pandemic created, and continues to create, significant business challenges for companies around the world, including many of our clients across the broad number of industries we serve. In response to the pandemic, we established a formal operating plan that we are utilizing to manage our business through this challenging global business environment.  Our operating plan consists of three clear priorities: to protect the health and safety of our employees, to sustain operational and supply chain continuity, and to effectively manage our business performance and liquidity throughout this very volatile period.

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

SUPPLY CHAIN CONTINUITY

We have activated our business continuity plans and are leveraging our strong supply chain partnerships to continue to meet the ongoing needs of our 25,000 global clients. We remain fully operational across the 28 countries in which we operate.

BUSINESS IMPACT

Although the COVID-19 pandemic continued to create challenges in 2021, we believe that there are three primary factors that are helping mitigate the top line impact from the pandemic. These factors include our diverse portfolio of products and services, the lack of client concentration, and the products and services we have introduced to meet the evolving needs of our clients.

The extent to which the pandemic will continue to impact our business, results of operations, financial position and cash flows will depend on future developments which remain highly uncertain and cannot be fully predicted or estimated at this time. However, amidst the global uncertainty posed by COVID-19, we are positioning the Company to weather economic uncertainty and protect the short and long-term interests of our stakeholders. Continuing into 2022, we remain laser-focused on lowering our cost structure and on maintaining a sufficient level of liquidity.

2021 OVERVIEW

Net sales for the year ended December 31, 2021 were $4,963.7 million, an increase of $197.4 million, or 4.1%, compared to the year ended December 31, 2020. Net sales increased $50.0 million due to favorable changes in foreign exchange rates and were unfavorably impacted by $6.5 million due to the Chile business closure in 2020. Net sales also increased due to higher volume reflecting strengthening demand for many of our products and services and higher prices as we attempt to recover inflationary cost increases. Notably, higher demand for books and trading cards contributed to the growth in our Commercial Print and Packaging products. The increase also reflects continued recovery from the COVID-19 pandemic, partially offset by large, non-recurring pandemic-related orders in 2020 and the Census project, which was fully completed in the third quarter of 2020.

Income from operations for the year ended December 31, 2021 was $163.5 million, an increase of $55.4 million compared to the year ended December 31, 2020. The increase was primarily driven by higher sales, cost control initiatives and lower restructuring and impairment expenses, partially offset by merger related expenses and an unfavorable impact of foreign exchange rates on expenses.

We continue to assess opportunities to reduce our cost structure and enhance productivity throughout the business. During the year ended December 31, 2021, we realized significant cost savings from recent and previous restructuring activities including the reorganization of administrative and support functions across all segments, several facility consolidations, and asset rationalization. These savings were partially offset by higher variable incentive compensation and the effect of unfavorable exchange rates on expenses. Selling, general and administrative expenses (exclusive of depreciation and amortization) increased by $3.1 million, or 0.5%, for the twelve months ended December 31, 2021 compared to the same period in 2020 reflecting higher sales and increased compensation expense, partially offset by cost control initiatives.

Net cash provided by operating activities for the year ended December 31, 2021 was $92.1 million as compared to $149.8 million for the year ended December 31, 2020. The decrease in operating cash flow in 2021 was primarily driven by $44.2 million of merger related cash payments including accelerated incentive compensation, the payment of a break fee and other professional fees. Operating cash flow was also impacted by $31.1 million of LSC bankruptcy related payments primarily associated with lump sum settlements of two MEPP plans, and a $17.5 million repayment of payroll taxes that were deferred in 2020 as part of the CARES Act. Operating cash flow also decreased due to working capital investments, particularly inventory, higher incentive compensation payments, and a $9.2 million payment to terminate certain interest rate swaps, partially offset by lower restructuring, tax and interest payments.

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

We use several key indicators to gauge progress toward achieving these objectives. These indicators include organic sales growth, operating margins, cash flow from operations and capital expenditures. We target long-term net sales growth, while improving operating margins by achieving productivity improvements that offset the impact of price declines and cost inflation. Cash flows from operations are targeted to be stable over time, but in any given year can be significantly impacted by the timing of non-recurring or infrequent receipts and expenditures, the level of required pension and OPEB plan contributions, the timing of tax payments and the impact of working capital changes.

We face many challenges and risks as a result of competing in highly competitive global markets. Refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K for further discussion.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

Consolidated

The following table shows the results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	4,963.7	4,766.3	197.4	4.1%
Cost of sales	3,994.9	3,789.2	205.7	5.4%
Gross profit	968.8	977.1	(8.3)	(0.8%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	600.6	597.5	3.1	0.5%
Restructuring, impairment and other charges-net	33.3	100.0	(66.7)	(66.7%)
Depreciation and amortization	130.5	145.7	(15.2)	(10.4%)
Other operating expense	40.9	25.8	15.1	58.5%
Income from operations	$163.5	$108.1	$55.4	51.2%

Continuing Operations

Net sales for the year ended December 31, 2021 increased $197.4 million, or 4.1%, to $4,963.7 million versus the same period in 2020. Net sales increased $50.0 million due to favorable changes in foreign exchange rates and were unfavorably impacted by $6.5 million due to the Chile business closure in 2020. In addition to these factors, net sales increased due to higher volume reflecting strengthening demand for many of our products and services. Notably, higher demand for e-commerce sales have contributed to the growth in our Packaging and Labels products and higher demand for books and cards have contributed to the growth of our Commercial Print and Packaging products. The increase also reflects continued recovery from the COVID-19 pandemic, partially offset by the Census project, which was fully completed in the third quarter of 2020. Higher prices from our efforts to recover inflationary cost increases also contributed to the net sales increase.

Cost of sales increased $205.7 million, or 5.4%, for the year ended December 31, 2021 versus the same period in 2020, primarily due to higher volume and higher cost of raw materials. As a percentage of net sales, cost of sales increased slightly for the twelve months ended December 31, 2021 versus the same period in 2020.

Gross profit decreased $8.3 million to $968.8 million for the year ended December 31, 2021 versus the same period in 2020. Gross margin decreased from 20.5% to 19.5% for the twelve months ended December 31, 2021 versus the same period in 2020, primarily reflecting the impact of unfavorable foreign exchange rates on expenses and rising costs of raw materials.

Selling, general and administrative expenses increased $3.1 million to $600.6 million for the year ended December 31, 2021 versus the same period in 2020, primarily as a result of higher volume, higher incentive compensation expense, partially due to the merger and the impact of a higher stock price on certain cash-settled incentive awards, and the impact of unfavorable exchange rates on expenses, partially offset by cost control initiatives. As a percentage of net sales, selling, general and administrative expenses decreased from 12.5% in the prior year to 12.1% in 2021.

For the year ended December 31, 2021, net restructuring, impairment and other charges decreased $66.7 million to $33.3 million versus the year ended December 31, 2020. The decrease was primarily driven by lower restructuring activity, gains on sale of several facilities, including the Chile facility, which was sold in the fourth quarter of 2021, and lower expenses related to LSC MEPP liabilities.

Depreciation and amortization decreased $15.2 million to $130.5 million for the year ended December 31, 2021 versus the same period in 2020, primarily due to lower capital spending in recent years compared to historical levels. Depreciation and amortization included $18.9 million and $19.3 million of amortization of other intangible assets related to client relationships, trade names, trademarks, licenses and agreements for the twelve months ended December 31, 2021 and 2020, respectively.

Other operating expense for the year ended December 31, 2021 was $40.9 million compared to $25.8 million for the same period in 2020. Other operating expenses in 2021 primarily included expenses related to the ongoing SEC and DOJ investigations, as well as a $12.0 million merger agreement break fee paid to Atlas River Parent Inc. (“Atlas”) and other professional fees related to the planned merger. The prior year included expenses related to the ongoing SEC and DOJ investigations, as well as a $2.9 million loss on a business disposition.

Income from operations for the year ended December 31, 2021 increased $55.4 million from 2020 to $163.5 million as a result of the factors discussed above.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$127.6	$135.1	$(7.5)	(5.6%)
Investment and other income-net	(19.9)	(14.1)	(5.8)	41.1%
Loss on debt extinguishment	7.1	3.0	4.1	136.7%

Net interest expense decreased by $7.5 million to $127.6 million for the year ended December 31, 2021 versus the same period in 2020. Net interest expense included $9.2 million related to the termination of certain interest rate swaps in the second quarter of 2021. Excluding the effects of the swap termination, our interest expense decreased approximately $16.7 million, primarily due to prior repurchases and repayment of higher interest rate debt and lower average borrowings and interest rates on the ABL Credit Facility.

Investment and other income, net for the years ended December 31, 2021 and 2020 was $19.9 million and $14.1 million, respectively, and is principally comprised of net pension and OPEB income.

Loss on debt extinguishment for the year ended December 31, 2021 was $7.1 million primarily due to costs related to the partial repayment of the Term Loan in the second quarter of 2021. Loss on debt extinguishment for the year ended December 31, 2020 was $3.0 million. See Note 11, Debt, to the Consolidated Financial Statements for further discussion.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Income (loss) from continuing operations before income taxes	$48.7	$(15.9)	$64.6	nm
Income tax expense	44.9	10.0	34.9	nm
Effective income tax rate	92.2%	62.9%

For 2021, we continue to report the tax impact of limitations on our interest expense deduction. Non-deductible interest expense will be carried forward as a deferred tax asset; however, it is more likely than not that the benefit of the deferred tax asset will not be fully realized and a full valuation allowance was recorded. Also included in 2021 is the tax impact of non-deductible compensation.

Included in 2020 is the impact from the surrender of corporate owned life insurance policies as well as tax benefits from additional interest expense deductions as result of the CARES Act and additional tax guidance issued in 2020.

Discontinued Operations

Net income from discontinued operations was $0.6 million for the twelve months ended December 31, 2021 compared to $124.9 million for the twelve months ended December 31, 2020. The net income from discontinued operations for the twelve months ended December 31, 2021 reflects the settlement of certain contingencies associated with the business divestitures and final net working capital adjustments. Net income from discontinued operations in 2020 includes an after-tax net gain of $127.4 million (tax of $10.6 million) recorded on the sale of three Logistics businesses sold during 2020, partially offset by a $20.6 million non-cash charge related to impairment of goodwill recorded in the first quarter of 2020.

Net income attributable to RRD common stockholders for the year ended December 31, 2021 was $3.7 million compared to $98.5 million for the year ended December 31, 2020.

Information by Segment

Business Services

	Year Ended December 31,
	2021	2020
	(in millions, except percentages)
Net sales	$3,909.5	$3,685.2
Income from operations	292.4	227.9
Operating margin	7.5%	6.2%
Restructuring, impairment and other charges-net	7.0	21.4

Net sales for the Business Services segment for the year ended December 31, 2021 were $3,909.5 million, an increase of $224.3 million, or 6.1%, compared to 2020. Net sales increased $50.0 million due to favorable changes in foreign exchange rates and were unfavorably impacted by $6.5 million due to the Chile business closure in 2020. Net sales also increased due to higher volume and higher prices reflecting strengthening demand for many of our products and services. Notably, higher demand for e-commerce sales have contributed to the growth in our Packaging and Labels products and higher demand for books and cards have contributed to the growth of our Commercial Print products. The increase also reflects continued recovery from the COVID-19 pandemic, partially offset by one-time pandemic related orders in 2020, primarily within our Supply chain management offerings and continued low demand of Statement printing partially resulting from secular decline accelerated by the COVID-19 pandemic.  The following table summarizes net sales by products and services in the Business Services segment:

	Year Ended December 31,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Commercial print	$1,535.5	$1,357.7	$177.8	13.1%
Packaging	$770.5	687.6	82.9	12.1%
Labels	$532.9	496.6	36.3	7.3%
Statements	$430.0	441.6	(11.6)	(2.6%)
Supply chain management	$279.7	329.9	(50.2)	(15.2%)
Forms	$195.3	202.4	(7.1)	(3.5%)
Business process outsourcing	$165.6	169.4	(3.8)	(2.2%)
Total Business Services	$3,909.5	$3,685.2	$224.3	6.1%

Business Services segment income from operations increased $64.5 million to $292.4 million for the year ended December 31, 2021 compared to the same period in 2020, primarily due to increased volume, increased prices, cost reductions and lower restructuring, impairment and other expenses, partially offset by the impact of unfavorable foreign exchange rates on expenses of $29.5 million and inflation.

Marketing Solutions

	Year Ended December 31,
	2021	2020
	(in millions, except percentages)
Net sales	$1,054.2	$1,081.1
Income from operations	61.5	56.3
Operating margin	5.8%	5.2%
Restructuring, impairment and other charges-net	7.5	9.9

Net sales for the Marketing Solutions segment for the year ended December 31, 2021 were $1,054.2 million, a decrease of $26.9 million, or 2.5%, compared to 2020. Net sales decreased due to lower volume in direct marketing attributable to the 2020 Census contract, which was fully completed in the third quarter of 2020, partially offset by higher order volume reflecting continued recovery from the COVID-19 pandemic. The following table summarizes net sales by products and services in the Marketing Solutions segment:

	Year Ended December 31,
Products and Services	2021	2020	$ Change	% Change
	(in millions, except percentages)
Direct marketing	$534.4	$555.4	$(21.0)	(3.8%)
Digital print and fulfillment	$431.8	425.7	6.1	1.4%
Digital and creative solutions	$88.0	100.0	(12.0)	(12.0%)
Total Marketing Solutions	$1,054.2	$1,081.1	$(26.9)	(2.5%)

Marketing Solutions segment income from operations increased $5.2 million to $61.5 million for the year ended December 31, 2021 compared to the same period in 2020, primarily due to the favorable impact of cost control initiatives and lower restructuring expenses, partially offset by lower volumes and inflation.

Corporate

Corporate operating expenses in the year ended December 31, 2021 were $190.4 million, an increase of $14.3 million compared to the same period in 2020. The increase was primarily driven by merger related expenses and increased incentive compensation expense, largely attributable to an increase in our stock price, partially offset by lower restructuring expenses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

Our comparison of 2020 results to 2019 results is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following describes our cash flows for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net cash provided by operating activities	$92.1	$149.8	$139.3
Net cash (used in) provided by investing activities	(55.3)	305.0	(25.8)
Net cash used in financing activities	(75.3)	(329.3)	(289.4)
Effect of exchange rates on cash, cash equivalents and restricted cash	1.2	8.3	(3.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(37.3)	$133.8	$(179.8)

Operating cash inflows are largely attributable to sales of our products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities in 2021 was $92.1 million, $57.7 million lower than in 2020.  The decrease in operating cash provided by operating activities in 2021 was primarily driven by $44.2 million of merger related cash payments including accelerated incentive compensation, the payment of a break fee and professional fees. Further, during 2021 we made $31.1 million of LSC bankruptcy related payments primarily associated with lump sum settlements of two MEPP plans, and a $17.5 million repayment of payroll taxes deferred in 2020 as part of the CARES Act. Operating cash flow also decreased due to working capital investments, higher incentive compensation payments, and a $9.2 million payment to terminate certain interest rates swaps, partially offset by lower restructuring, tax and interest payments. In addition, the prior year amount benefitted from the deferral of payroll taxes of $35.1 million. Included in net cash provided by operating activities were the following operating cash (outflows) inflows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Income tax payments, net of tax refunds	$(39.2)	$(61.5)	$(60.9)
Interest payments	(114.4)	(125.8)	(158.6)
Performance-based compensation payments	(59.4)	(48.4)	(45.4)
Merger related payments:
Accelerated Incentive Compensation	(25.5)	—	—
Break fee payment to Atlas	(12.0)	—	—
Professional fees	(6.7)	—	—
Restructuring and MEPP payments	(59.8)	(71.9)	(42.6)
LSC bankruptcy related payments, including MEPP	(31.1)	(3.7)	—
Payments on interest rate swap terminations	(9.2)	—	—
Payments to deferred compensation participants	—	(47.0)	—
Pension and other postretirement benefits plan contributions	(5.0)	(9.5)	(8.6)

Significant cash (outflows) inflows included in investing and financing activities for each period were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Capital expenditures	$(73.3)	$(85.6)	$(138.8)
Acquisition of business	—	—	(3.0)
Dispositions of businesses, net of cash disposed	(1.4)	247.6	50.6
Proceeds from sales of property, plant and equipment	19.2	43.0	65.4
Proceeds related to life insurance policies	0.2	100.0	—
Proceeds from issuance of long-term debt	451.1	—	—
Payments on other short-term debt	—	—	(37.9)
Payments of current maturities and long-term debt	(524.8)	(281.0)	(223.0)
Net proceeds (payments) under credit facilities	32.0	(42.0)	(17.0)
Dividends paid	—	(2.1)	(8.5)

Capital expenditures in 2021 were $12.3 million and $65.5 million lower than in 2020 and 2019, respectively. Capital expenditures in 2019 were higher primarily due to investments associated with building a new facility in advance of the expected sale and relocation of a printing facility in Shenzhen, China and additional investments related to the 2020 Census contract.

Proceeds from disposition of businesses included the sales of Courier Logistics, DLS Worldwide, and International Logistics in 2020 and the sale of the GDS and R&D businesses in 2019.

Proceeds from sale of investments and other assets in 2021 included cash proceeds from the sale of restructured facilities of $13.4 million. Proceeds from sale of investments and other assets in 2020 primarily included $25.1 million cash received as a deposit for the expected sale of a printing facility in Shenzhen, China and cash proceeds from the sale of restructured facilities of $13.7 million. In 2020, we also received $100.0 million in proceeds primarily from the termination of certain life insurance policies.

Proceeds from issuances of long-term debt during the year ended December 31, 2021 reflects the issuance of $450 million of 6.125% senior secured notes due 2026 during the second quarter. Payments of current maturities and long-term debt in 2021 primarily reflects the repayment of $387.6 million of principal on the Term Loan, the redemption in December of the $79.3 million of notes maturing in February 2022 and repayment of the $55.6 million of the debentures that matured on April 15, 2021. Payments of current maturities and long-term debt in 2020 represent repurchases of outstanding debt with maturities from 2020 to 2024 along with the repayment of the remaining balance of the notes that matured on June 15, 2020. We had $32.0 million of outstanding borrowings under our ABL Credit Facility on December 31, 2021.

Dividends

On April 6, 2020, the Board of Directors of the Company decided to suspend all dividend payments as part of the Company’s response to the COVID-19 outbreak. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Overview, Response to COVID-19 Section for further discussion.

Each of our ABL Credit Agreement, Term Loan Credit Agreement and indenture for our Secured Notes limit availability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Contractual Cash Obligations and other Commitments

As of December 31, 2021, we had $1.5 billion of outstanding debt. The next scheduled principal payment of $75.0 million is due in 2023. In addition, we have certain contractual obligations for the purchase of property, plant and equipment of $31.2 million payable in 2022. During the year ended December 31, 2020, we deferred the employer portion of payroll tax of $35.1 million as part of the CARES Act. We repaid the first half of the deferred amount in the fourth quarter of 2021 and we have an obligation to repay the remaining one-half in the fourth quarter of 2022. We also have certain other contractual obligations, including certain MEPP withdrawal obligations (see Note 5, Restructuring, Impairment and Other Charges and Note 9, Retirement Plans, to the Consolidated Financial Statements, for further discussion) and obligations to pay transition tax (see Note 10, Income Taxes, to the Consolidated Financial Statements, for further discussion). We expect to be able to meet these obligations using our cash flow from operations, cash balances, and availability under our ABL Credit Facility.

Cash and cash equivalents were $280.2 million as of December 31, 2021, a decrease of $8.6 million compared to December 31, 2020. Included in Cash and cash equivalents at December 31, 2021 were $1.9 million of short-term investments, which primarily consisted of short-term deposits and money market funds. These investments are held at institutions with sound credit ratings and are highly liquid.

Liquidity

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Cash and cash equivalents as of December 31, 2021 included $14.1 million in the U.S. and $266.1 million at international locations. We maintain cash pooling structures that enable participating international locations to draw on our international cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce our short-term borrowing costs or for other purposes. During the year ended December 31, 2021, we transferred approximately $64 million of cash held in international jurisdictions to the U.S. which was used to reduce debt outstanding. In future years we have further opportunities to repatriate foreign cash, primarily generated from current year earnings, in a tax efficient manner.

As of December 31, 2021, we were in compliance with the covenants under our debt agreements and expect to remain in compliance based on our estimates of operating and financial results for 2022 and the foreseeable future. As of December 31, 2021, we met all the conditions required to borrow under the ABL Credit Agreement and we expect to continue to meet the borrowing conditions.

As of December 31, 2021, we had $32.0 million of outstanding borrowings and $67.3 million of letters of credit issued under the ABL Credit Facility. Based on the Borrowing Base as of December 31, 2021 and outstanding letters of credit, we had $550.7 million of borrowing capacity available under the ABL Credit Facility. We also had $143.4 million in other uncommitted credit facilities, primarily outside the U.S., of which we had $111.9 million in outstanding letters of credit, bank guarantees and bank acceptance drafts.

The current availability under the ABL Credit Facility as of December 31, 2021 is shown in the table below:

December 31, 2021
Availability	(in millions)
ABL Credit Facility	$650.0

Usage
Borrowings under the ABL Credit Facility	$32.0
Outstanding letters of credit	67.3
$99.3

Current availability at December 31, 2021	$550.7
Cash and cash equivalents	280.2
Total available liquidity(a)	$830.9
(a)	Total available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities.

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

On November 4, 2021, Moody’s Investors Service, Inc. (“Moody’s) placed our credit ratings under review for potential downgrade in connection with the initial announcement of a merger transaction. Our credit ratings from Moody’s and S&P Global Ratings (“S&P”) as of December 31, 2021 are shown in the table below:

	S&P	Moody's
Long-term corporate credit rating	B (stable)	B2 (under review)
Senior unsecured debt	B-	B3
Term Loan	B+	B1

At the request of Chatham, we amended our Term Loan Credit Agreement on February 7, 2022.  The Term Loan Credit Agreement amendment provides, among other things, to permit the Chatham merger transaction, refinance $150 million of the existing term loans, provide for a tranche of $600 million of new incremental term loans, extend the maturity date of all the term loans to November 1, 2026 and change the reference rate to be based on the secured overnight financing rate (SOFR). Jefferies will also be appointed as the administrative agent under the Term Loan Credit Agreement and certain covenants and other provisions will be modified.  The effectiveness of the term loan amendment is conditioned upon the consummation of the Chatham merger transaction.

Also at the request of Chatham, we amended our existing ABL Credit Agreement in February 2022. Upon the effectiveness of the amendment, the ABL Credit Agreement will be amended to, among other things, permit the Chatham merger transaction and change the reference rate for U.S. Dollar borrowings to SOFR, for Sterling borrowings to SONIA and for Yen borrowings to TIBOR.  Wells Fargo will also be appointed as the administrative agent under the ABL Credit Agreement and certain negative covenants will be modified to permit the Chatham merger transaction. The effectiveness of the ABL amendment is conditioned upon the consummation of the Chatham merger transaction.

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

As of October 31, 2021, seven reporting units had goodwill. The commercial print, digital print and fulfillment, forms, content and creative services, business process outsourcing, Latin America and Canada reporting units had no goodwill as of October 31, 2021. In the impairment test for goodwill, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.

Qualitative Assessment for Impairment

For all of our reporting units with goodwill, in 2021, we performed a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying value. In performing this analysis, we considered various factors, including the effect of market or industry changes and the reporting unit’s actual results compared to projected results. In addition, we considered how other key assumptions used in the prior annual goodwill impairment test could be impacted by changes in market conditions and economic events, including the impact of COVID-19.

As part of the qualitative review of impairment, we analyzed the potential change in fair value of the reporting units based on their operating results for the ten months ended October 31, 2021 compared to expected results. Based on our qualitative assessment, we concluded that as of October 31, 2021, it was more likely than not that the fair value of each of the reporting units was greater than its carrying value.

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

Pension and OPEB Plans

We record annual income and expense amounts and our year-end obligations relating to our pension and OPEB plans based on calculations which include various actuarial methods and assumptions, including discount rates, mortality, utilization rates of retiree health care accounts, and healthcare cost trend rates, among others.  We review our actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring re-measurement occurs) and makes modification to the assumptions based on current rates and trends when it deems it appropriate to do so. The effect of modifications of actuarial assumptions on the value of the pension and OPEB obligations is recognized within other comprehensive income (loss) and amortized into earnings over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisors. The discount rates for pension benefits at December 31, 2021 and 2020 were 2.7% and 2.4%, respectively. The discount rates for OPEB plans were 2.7% and 2.2% at December 31, 2021 and 2020, respectively.

We use the full yield curve approach in the estimation of the interest components of net pension and OPEB plan expense (income) by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows.

A one-percentage point change in the discount rates at December 31, 2021 would have the following effects on the accumulated benefit obligation and projected benefit obligation:

Pension Plans

	1.0% Increase	1.0% Decrease
	(in millions)
Accumulated benefit obligation	$(133.6)	$161.7
Projected benefit obligation	(134.7)	162.9

OPEB

	1.0% Increase	1.0% Decrease
	(in millions)
Accumulated benefit obligation	$(16.8)	$18.8

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, we considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the primary U.S. pension plan was approximately 15.0% for return seeking investments and approximately 85.0% for hedging investments. The expected long-term rate of return on plan assets assumption used to calculate net pension and OPEB plan expense in 2021 was 5.00% and 5.75% for major U.S. pension and OPEB plans, respectively. The expected long-term rates of return on plan assets assumption that will be used to calculate net pension and OPEB plan expense (income) in 2022 are 3.75% and 5.25% for our major U.S. pension and OPEB plans, respectively.

A 0.25% change in the expected long-term rate of return on plan assets at December 31, 2021 would have the following effects on 2022 pension and OPEB plan (income)/expense:

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

We have recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. We evaluate these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, we have recorded a valuation allowance to reduce certain of these deferred tax assets when we have concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2021 and 2020, valuation allowances of $200.7 million and $195.7 million, respectively, were recorded in our Consolidated Balance Sheet.

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

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to interest rate risk on our variable-rate debt and price risk on our fixed-rate debt. At December 31, 2021, we had $182.0 million of variable-rate debt. Including the effect of the floating-to-fixed interest rate swaps (see Note 12, Derivatives, to the Consolidated Financial Statements), approximately 95% of our outstanding debt was comprised of fixed-rate debt as of December 31, 2021.

We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at December 31, 2021 and 2020 by $8.7 million and $23.7 million, respectively.

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forwards. As of December 31, 2021 and 2020, the aggregate notional amount of outstanding foreign currency contracts was $236.4 million and $220.7 million, respectively (see Note 12, Derivatives, to the Consolidated Financial Statements). The net unrealized gains from these foreign currency contracts were $2.6 million and $3.6 million as of December 31, 2021 and 2020, respectively. We do not use derivative financial instruments for trading or speculative purposes.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse client base, dispersed over various geographic regions and industrial sectors. No single client comprised more than 10% of our consolidated net sales in 2021, 2020 or 2019. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our clients on an ongoing basis to determine if additional allowances for credit losses need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2021 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

R.R. Donnelley & Sons Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM  9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R. R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 2, 2022. Information with respect to our executive officers is included as a supplemental item at the end of Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.”

We have adopted a policy statement entitled Code of Ethics that applies to our chief executive officer and senior financial officers which we make available on our web site, www.rrd.com. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, we intend to post such information on our web site.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 2, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 2, 2022

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 2, 2022.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 2, 2022.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2022.

R. R. DONNELLEY & SONS COMPANY

By:	/ S / Terry D. Peterson
Terry D. Peterson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of February 2022.

Signature and Title	Signature and Title

/ S / DANIEL L. KNOTTS	/ S / TIMOTHY R. MCLEVISH *
Daniel L. Knotts President and Chief Executive Officer, Director (Principal Executive Officer)	Timothy R. Mclevish Director

/ S / Terry D. Peterson	/ S / JAMIE MOLDAFSKY *
Terry D. Peterson Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Jaime Moldafsky Director

/ S / MICHAEL J. SHARP	/ S / JOHN C. POPE *
Michael J. Sharp Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	John C. Pope Chairman of the Board, Director

/ S / JAMES RAY *	/ S / IRENE M. ESTEVES *
James Ray Director	Irene M. Esteves Director

/ S / SUSAN M. GIANINNO *
Susan M. Gianinno Director

By:	/ S / Deborah L. Steiner
Deborah L. Steiner As Attorney-in-Fact

*	By Deborah L. Steiner as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

ITEM 15(a).  INDEX TO FINANCIAL STATEMENTS

R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	4,963.7	4,766.3	5,473.2
Cost of sales	3,994.9	3,789.2	4,389.3
Gross profit	968.8	977.1	1,083.9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	600.6	597.5	687.7
Restructuring, impairment and other charges-net (Note 5)	33.3	100.0	36.7
Depreciation and amortization	130.5	145.7	162.6
Other operating expense	40.9	25.8	11.6
Income from operations	163.5	108.1	185.3
Interest expense-net (Note 11)	127.6	135.1	150.6
Investment and other income-net	(19.9)	(14.1)	(16.7)
Loss on debt extinguishment	7.1	3.0	0.8
Income (loss) from continuing operations before income taxes	48.7	(15.9)	50.6
Income tax expense (Note 10)	44.9	10.0	54.9
Net income (loss) from continuing operations	3.8	(25.9)	(4.3)
Gain on sale of discontinued operations, net of tax	0.6	127.4	—
Loss from discontinued operations, net of tax (Note 2)	—	(2.5)	(88.4)
Net income (loss) from discontinued operations	0.6	124.9	(88.4)
Net income (loss)	4.4	99.0	(92.7)
Less: income attributable to noncontrolling interests	0.7	0.5	0.5
Net income (loss) attributable to RRD common stockholders	$3.7	$98.5	$(93.2)

Basic net earnings (loss) per share attributable to RRD common stockholders (Note 13):
Continuing operations	$0.04	$(0.37)	$(0.07)
Discontinued operations	0.01	1.73	(1.24)
Net earnings (loss) attributable to RRD common stockholders	0.05	1.36	(1.31)
Diluted net earnings (loss) per share attributable to RRD common stockholders (Note 13):
Continuing operations	$0.04	$(0.37)	$(0.07)
Discontinued operations	0.01	1.73	(1.24)
Net earnings (loss) attributable to RRD common stockholders	0.05	1.36	(1.31)
Weighted average number of common shares outstanding:
Basic	73.2	72.3	71.2
Diluted	74.5	72.3	71.2

See accompanying Notes to Consolidated Financial Statements.

R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$4.4	$99.0	$(92.7)

Other comprehensive (loss) income, net of tax (Note 14):
Translation adjustments	(11.1)	27.8	7.0
Adjustment for net periodic pension and other postretirement benefits plan cost	91.7	7.2	(30.5)
Changes in fair value of derivatives	10.1	(12.0)	1.0
Other comprehensive income (loss)	90.7	23.0	(22.5)
Comprehensive income (loss)	95.1	122.0	(115.2)
Less: comprehensive income attributable to noncontrolling interests	0.6	1.2	0.4
Comprehensive income (loss) attributable to RRD common stockholders	$94.5	$120.8	$(115.6)

See accompanying Notes to Consolidated Financial Statements.

R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$280.2	$288.8
Receivables, less allowances for credit losses of $8.7 in 2021 (2020 - $15.9) (Note 1)	1,063.4	1,009.2
Inventories (Note 1)	352.7	302.1
Assets held-for-sale	9.2	23.1
Prepaid expenses and other current assets	101.3	133.4
Total current assets	1,806.8	1,756.6
Property, plant and equipment-net (Note 1)	408.4	438.8
Goodwill (Note 6)	405.4	410.6
Other intangible assets-net (Note 6)	49.8	68.8
Deferred income taxes (Note 10)	34.6	78.5
Operating lease assets (Note 8)	214.5	223.8
Other noncurrent assets	211.9	153.8
Total assets	$3,131.4	$3,130.9
LIABILITIES
Accounts payable	$895.3	$804.5
Accrued liabilities and other (Note 7)	352.9	351.2
Short-term operating lease liabilities (Note 8)	70.8	73.4
Short-term and current portion of long-term debt (Note 11)	—	61.1
Total current liabilities	1,319.0	1,290.2
Long-term debt (Note 11)	1,466.3	1,442.0
Pension liabilities (Note 9)	62.5	89.5
Other postretirement benefits plan liabilities (Note 9)	—	55.8
Long-term income tax liability (Note 10)	60.3	68.3
Long-term operating lease liabilities (Note 8)	149.9	156.9
Other noncurrent liabilities	238.3	272.0
Total liabilities	3,296.3	3,374.7
Commitments and Contingencies (Note 8)
EQUITY
RRD stockholders' equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 165.0 shares;
Issued: 89.0 shares in 2021 and 2020	0.9	0.9
Additional paid-in-capital	2,686.9	3,263.6
Accumulated deficit	(2,237.0)	(2,240.7)
Accumulated other comprehensive loss	(63.1)	(153.9)
Treasury stock, at cost, 13.8 shares in 2021 (2020 - 17.6 shares)	(566.4)	(1,127.6)
Total RRD stockholders' equity	$(178.7)	$(257.7)
Noncontrolling interests	13.8	13.9
Total equity	(164.9)	(243.8)
Total liabilities and equity	$3,131.4	$3,130.9

See accompanying Notes to Consolidated Financial Statements.

R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$4.4	$99.0	$(92.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges-net	1.9	25.8	99.3
Depreciation and amortization	130.5	150.3	169.2
(Benefit) provision for credit losses	(4.0)	6.7	7.4
Share-based compensation	7.1	8.1	10.9
Deferred income taxes	12.9	(14.7)	21.5
Changes in uncertain tax positions	(7.3)	(3.6)	(0.9)
Gains from sales of property, plant and equipment	(12.4)	(148.0)	(15.1)
Loss on debt extinguishments	7.1	3.0	0.8
Net pension and other postretirement benefits plan income	(18.9)	(13.8)	(16.1)
Other	12.1	20.9	15.1
Changes in operating assets and liabilities - net of dispositions and acquisitions:
Accounts receivable-net	(42.4)	16.1	72.2
Inventories	(50.9)	5.8	15.2
Prepaid expenses and other current assets	(5.1)	(5.2)	(9.2)
Accounts payable	79.1	3.5	(96.4)
Income taxes payable and receivable	0.7	(25.6)	(27.1)
Accrued liabilities and other	(17.7)	31.0	(6.2)
Pension and other postretirement benefits plan contributions	(5.0)	(9.5)	(8.6)
Net cash provided by operating activities	92.1	149.8	139.3
INVESTING ACTIVITIES
Capital expenditures	(73.3)	(85.6)	(138.8)
Acquisition of business	—	—	(3.0)
Dispositions of businesses, net of cash disposed	(1.4)	247.6	50.6
Proceeds from sales of property, plant and equipment	19.2	43.0	65.4
Proceeds related to life insurance policies	0.2	100.0	—
Net cash (used in) provided by investing activities	(55.3)	305.0	(25.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	451.1	—	—
Payments on other short-term debt	—	—	(37.9)
Payments of current maturities and long-term debt	(524.8)	(281.0)	(223.0)
Proceeds from credit facility borrowings	1,168.0	633.0	1,250.8
Payments on credit facility borrowings	(1,136.0)	(675.0)	(1,267.8)
Debt issuance costs	(8.2)	—	(0.3)
Dividends paid	—	(2.1)	(8.5)
Payments of withholding taxes on share-based compensation	(22.6)	(0.6)	(1.1)
Other financing activities	(2.8)	(3.6)	(1.6)
Net cash used in financing activities	(75.3)	(329.3)	(289.4)
Effect of exchange rate on cash, cash equivalents and restricted cash	1.2	8.3	(3.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37.3)	133.8	(179.8)
Cash, cash equivalents and restricted cash at beginning of year	357.6	223.8	403.6
Cash, cash equivalents and restricted cash at end of period	$320.3	$357.6	$223.8

Supplemental cash flow disclosures:
Operating cash flows (used in) provided by discontinued operations	$—	$(1.4)	$20.7
Investing cash flows provided by (used in) discontinued operations	$—	$239.5	$(2.8)
See accompanying Notes to Consolidated Financial Statements.

R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RRD”)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in-	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total RRD's Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2019	89.0	$0.9	$3,404.0	(18.6)	$(1,285.5)	$(2,225.7)	$(153.8)	$(260.1)	$14.7	$(245.4)
Net (loss) income						(93.2)		(93.2)	0.5	(92.7)
Other comprehensive loss							(22.4)	(22.4)	(0.1)	(22.5)
Share-based compensation			10.9					10.9		10.9
Issuance of share-based awards, net of withholdings and other			(66.9)	0.5	65.9			(1.0)		(1.0)
Cash dividends paid						(8.5)		(8.5)		(8.5)
Spinoff adjustments						(12.0)		(12.0)		(12.0)
Cumulative impact of adopting ASU 2016-02, net of tax						2.6		2.6		2.6
Distributions to noncontrolling interests								—	(1.7)	(1.7)
Balance at December 31, 2019	89.0	$0.9	$3,348.0	(18.1)	$(1,219.6)	$(2,336.8)	$(176.2)	$(383.7)	$13.4	$(370.3)
Net income						98.5		98.5	0.5	99.0
Other comprehensive income							22.3	22.3	0.7	23.0
Share-based compensation			8.1					8.1		8.1
Issuance of share-based awards, net of withholdings and other			(92.5)	0.5	92.0			(0.5)		(0.5)
Cash dividends paid						(2.1)		(2.1)		(2.1)
Cumulative impact of adopting ASU 2016-13, net of tax						(0.3)		(0.3)		(0.3)
Distributions to noncontrolling interests								—	(0.7)	(0.7)
Balance at December 31, 2020	89.0	$0.9	$3,263.6	(17.6)	$(1,127.6)	$(2,240.7)	$(153.9)	$(257.7)	$13.9	$(243.8)
Net income						3.7		3.7	0.7	4.4
Other comprehensive income (loss)							90.8	90.8	(0.1)	90.7
Share-based compensation			7.1					7.1		7.1
Issuance of share-based awards, net of withholdings and other			(583.8)	3.8	561.2			(22.6)		(22.6)
Distributions to noncontrolling interests								—	(0.7)	(0.7)
Balance at December 31, 2021	89.0	$0.9	$2,686.9	(13.8)	$(566.4)	$(2,237.0)	$(63.1)	$(178.7)	$13.8	$(164.9)

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

Merger Agreement —On December 14, 2021, we entered into a definitive merger agreement under which we agreed to be acquired by affiliates of Chatham Asset Management, LLC (“Chatham”), a leading private investment firm. Under the terms of the merger agreement, Chatham will acquire all of the outstanding shares of RRD common stock not already owned by Chatham, and RRD stockholders will receive $10.85 per share in cash for each share of RRD common stock. All regulatory approvals have been obtained and at a special meeting on February 23, 2022, RRD’s stockholders approved the proposed merger. The merger with Chatham is expected to close on February 25, 2022. Upon completion of the transaction, RRD’s shares will no longer trade on the New York Stock Exchange and RRD will become a private company.

In connection with the merger agreement, Chatham paid a $20 million termination fee that was due under the previous November 3 agreement and plan of Merger with Atlas River Parent Inc. (“Atlas”). In addition, we paid $12 million to Atlas that was due under the same previous merger agreement.

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

Fair Value Measurements —Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. We record the fair value of our foreign currency contracts, interest rate swaps, pension plan assets and other postretirement benefits (“OPEB”) plan assets on a recurring basis. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash, cash equivalents, restricted cash, accounts receivable, short-term debt and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Restricted cash —Restricted cash primarily includes amounts related to letters of credit and bank acceptance drafts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	December 31,
	2021	2020
Cash and cash equivalents	$280.2	$288.8
Restricted cash - current (a)	40.1	62.6
Restricted cash - noncurrent (b)	—	6.2
Total cash, cash equivalents and restricted cash	$320.3	$357.6
(a)	Included within Prepaid expenses and other current assets within the Consolidated Balance Sheets.
(b)	Included within Other noncurrent assets within the Consolidated Balance Sheets.

Receivables and Allowance for Credit Losses —Receivables are stated net of allowances for credit losses and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single client comprised more than 10% of our consolidated net sales in 2021, 2020 or 2019. We recognize an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on credit losses expected to arise over the life of the asset’s contractual term, which includes consideration of prepayments. Assets are written off when we determine that such financial assets are deemed uncollectible and are recognized as a deduction from the allowance for credit losses. Expected recoveries of amounts previously written off, not to exceed the aggregate of the amount previously written off, are included in determining the necessary reserve at the balance sheet date. We pool financial assets based on similar risk characteristics to estimate expected credit losses. We estimate expected credit losses on financial assets individually when those assets do not share similar risk characteristics.

We have considered the current and expected economic and market conditions as a result of COVID-19 in determining credit loss expense for the period ended December 31, 2021 and 2020.

Transactions affecting the allowance for credit losses for financial instruments during the years ended December 31, 2021 and 2020 were as follows. Recoveries were immaterial for the years ended December 31, 2021 and 2020.

	2021	2020
Balance, beginning of year	$15.9	$14.3
Additional allowance recognized due to adoption of Topic ASC 326	—	0.3
Credit loss expense	(3.9)	5.7
Write-offs and other	(3.3)	(4.4)
Balance, end of year	$8.7	$15.9

Inventories —Inventories include material, labor and factory overhead and are stated at the lower of cost or market and net of excess and obsolescence reserves for raw materials and finished goods. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory. Specific excess and obsolescence provisions are also made when a review of specific balances indicates that the inventories will not be utilized in production or sold. The cost of 37.5% and 36.6% of the inventories at December 31, 2021 and 2020, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method is intended to reflect the effect of inventory replacement costs within results of operations; accordingly, charges to cost of sales generally reflect recent costs of material, labor and factory overhead. We use an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out or specific identification methods.

The components of inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2021 and 2020 were as follows:

	2021	2020
Raw materials and manufacturing supplies	$183.5	$147.3
Work in process	77.6	64.8
Finished goods	116.0	107.9
LIFO reserve	(24.4)	(17.9)
Total	$352.7	$302.1

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

The components of property, plant and equipment at December 31, 2021 and 2020 were as follows:

	2021	2020
Land	$35.5	$38.2
Buildings	365.6	361.0
Machinery and equipment	1,674.6	1,703.1
	2,075.7	2,102.3
Accumulated depreciation	(1,667.3)	(1,663.5)
Total	$408.4	$438.8

During the years ended December 31, 2021, 2020 and 2019, depreciation expense was $89.6 million, $100.8 million, and $115.5 million, respectively.

During the fourth quarter of 2017, we entered into an agreement to sell a printing facility in Shenzhen, China and transfer the related land use rights. As of December 31, 2021, we have received deposits in accordance with the terms of the agreement of approximately $123.3 million which are recorded in other noncurrent liabilities on the Consolidated Balance Sheets. As of December 31, 2021, the carrying cost of the building and land use rights is recorded in other noncurrent assets and is not material. In accordance with the agreement, additional scheduled deposits are required to be paid to us with the final payment due in 2022. Gross proceeds from the sale are expected to be approximately $250.0 million, subject to changes in the exchange rate. If the buyer fails to comply with terms of the agreement or terminates for any reason, the Company is entitled to retain 30% of the purchase price as liquidated damages.

The buyer missed the required scheduled deposit payment in the third quarter of 2021. As a result, we are taking necessary actions to preserve our rights under the agreement, which may include terminating the agreement.

Goodwill —Goodwill is reviewed for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.

In accordance to our policy and appropriate guidance, when certain conditions are met, we may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this qualitative analysis, we consider various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the reporting units’ actual results compared to projected results. Based on this qualitative analysis, if we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, no further impairment testing is performed.

If a quantitative test is necessary for any of our reporting units, we compare each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. In 2021, a quantitative assessment was not performed for any of our reporting units given the absence of impairment triggers. See Note 6, Goodwill and Other Intangible Assets, for further discussion.

Amortization —Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense, primarily related to internally-developed software and excluding amortization expense related to other intangible assets, was $22.0 million, $26.1 million and $29.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Deferred debt issuance costs are amortized over the term of the related debt. Other intangible assets are recognized separately from goodwill and are amortized over their estimated useful lives. See Note 6, Goodwill and Other Intangible Assets, for further discussion of other intangible assets and the related amortization expense.

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

Pension and OPEB Plans —We record annual income and expense amounts relating to our pension and OPEB plans based on calculations which include various actuarial assumptions, including discount rates, mortality, utilization rates of retiree health care accounts, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisors. See Note 9, Retirement Plans, for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 2. Discontinued Operations

On November 2, 2020, we sold DLS Worldwide, which was part of our broader Logistics business and a component of the Business Services reporting segment for $225.0 million cash, subject to a customary working capital adjustment and an escrow of $22.5 million. We entered into several commercial agreements whereby we continue to receive logistics services from the divested business.  Sales from the Logistics business to RRD previously eliminated in consolidation have been recast and are now shown as external sales within the financial results of discontinued operations below. The net sales were $38.7 million and $62.7 million, respectively, for the twelve months ended December 31, 2020 and 2019.

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

During the year ended December 31, 2021 and 2020, we purchased $58.2 million and $8.9 million of logistics-related services from the Disposal group, respectively.

Results of discontinued operations were as follows:

	Twelve Months Ended
	December 31,
	2020	2019
Net sales	$632.5	$865.7
Cost of sales	(548.6)	(758.7)
Selling, general, administrative and other operating expenses	(66.2)	(95.1)
Restructuring, impairment and other expense	(21.1)	(98.6)
Operating loss from discontinued operations	(3.4)	(86.7)
Income tax (benefit) expense	(0.9)	1.7
Net loss from discontinued operations	$(2.5)	$(88.4)

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

Note 4. Revenue Recognition

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with clients according to Subtopic 606.

 Disaggregation of Revenue

The following table presents net sales disaggregated by products and services:

	2021	2020	2019
Commercial print	$1,535.5	$1,357.7	$1,694.5
Packaging	770.5	687.6	668.5
Direct marketing	534.4	555.4	676.7
Labels	532.9	496.6	497.4
Digital print and fulfillment	431.8	425.7	492.1
Statements	430.0	441.6	545.4
Supply chain management	279.7	329.9	298.7
Forms	195.3	202.4	244.3
Business process outsourcing	165.6	169.4	243.9
Digital and creative solutions	88.0	100.0	111.7
Total net sales	$4,963.7	$4,766.3	$5,473.2

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

Contract Balances

The following table provides information about contract assets and liabilities from contracts with clients:

Contract Liabilities
Short-Term
Balance at January 1, 2021	$15.6
Balance at December 31, 2021	17.1

Contract liabilities primarily relate to client advances received prior to completion of performance obligations. Reductions in contract liabilities are a result of our completion of performance obligations. Revenue recognized during the year ended December 31, 2021 from amounts included in contract liabilities at the beginning of the period was approximately $13.9 million.

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

Note 5. Restructuring, Impairment and Other Charges

For the year ended December 31, 2021, we recorded the following net restructuring, impairment and other charges:

	Employee Terminations	Other Restructuring Charges	Impairment and Other	Multi-Employer Pension Plan Charges	Total
Business Services	$5.3	$7.8	$(8.6)	$2.5	$7.0
Marketing Solutions	0.3	5.9	0.9	0.4	7.5
Corporate	2.8	8.2	—	7.8	18.8
Total	$8.4	$21.9	$(7.7)	$10.7	$33.3

For the year ended December 31, 2021, we recorded restructuring charges of $8.4 million for employee termination costs. These charges primarily relate to announced facility closures and the reorganization of selling, general and administrative functions across each segment. We also incurred $21.9 million of other restructuring charges during the twelve months ended December 31, 2021, comprised of lease terminations and environmental costs and $10.7 million of multi-employer pension plan (“MEPP”) withdrawal obligation charges, including $7.1 million to reflect the final apportionment of the LSC multi-employer pension plans between us and Donnelley Financial.

Additionally, we recorded net gains of $9.7 million on the sale of restructured facilities and equipment for the year ended December 31, 2021.

For the year ended December 31, 2020, we recorded the following net restructuring, impairment and other charges:

	Employee Terminations	Other Restructuring Charges	Impairment and Other	Multi-Employer Pension Plan Charges	Total
Business Services	$18.0	$8.7	$(7.8)	$2.5	$21.4
Marketing Solutions	4.6	3.7	1.2	0.4	9.9
Corporate	10.2	21.4	—	37.1	68.7
Total	$32.8	$33.8	$(6.6)	$40.0	$100.0

For the year ended December 31, 2020, we recorded net restructuring charges of $32.8 million for employee termination costs. These charges primarily relate to the closure of the Chilean operations and other announced facility closures in the Business Services segment and the reorganization of selling, general and administrative functions across each segment. We also incurred other restructuring charges of $33.8 million, primarily comprised of consulting charges, lease terminations and other, and $40.0 million of MEPP charges during the twelve months ended December 31, 2020. The MEPP charges during the twelve months ended December 31, 2020 included $37.1 million representing our estimate of payments we believe we will be required to make with respect to LSC’s MEPP liabilities. Refer to Note 8, Commitment and Contingencies for further discussion.

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

Additionally, we recorded a net gain of $5.7 million on the sale of restructured facilities and equipment.

Restructuring Reserve

The restructuring reserve as of December 31, 2021 and 2020, and changes during the year ended December 31, 2021, were as follows:

	December 31, 2020	Restructuring and Other Charges	Foreign Exchange and Other	Cash Paid	December 31, 2021
Employee terminations	$6.2	$8.4	$—	$(9.3)	$5.3
MEPP withdrawal obligations	70.2	10.7	—	(31.9)	49.0
Other	12.2	21.9	(0.4)	(18.6)	15.1
Total	$88.6	$41.0	$(0.4)	$(59.8)	$69.4

The current portion of restructuring reserves of $25.6 million at December 31, 2021 was included in Accrued liabilities and other, while the long-term portion of $43.8 million, primarily related to MEPP withdrawal obligations, employee terminations in litigation, environmental reserves and lease termination costs, was included in Other noncurrent liabilities at December 31, 2021. The liabilities for the withdrawal obligations associated with our decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $7.6 million and $41.4 million, respectively, as of December 31, 2021. See Note 9, Retirement Plans, and Note 8 – Commitment and Contingencies, for further discussion of MEPPs.

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

The current portion of restructuring reserves of $33.3 million at December 31, 2020 was included in Accrued liabilities and other, while the long-term portion of $55.3 million, primarily related to MEPP withdrawal obligations, employee terminations in litigation and lease termination costs, was included in Other noncurrent liabilities at December 31, 2020. The liabilities for the withdrawal obligations associated with our decision to withdraw from all MEPPs included in Accrued liabilities and other and Other noncurrent liabilities are $17.8 million and $52.4 million, respectively, as of December 31, 2020. Note 9, Retirement Plans, for further discussion of MEPPs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Payments associated with the employee terminations reflected in the above table were substantially completed by December 2021, excluding employee terminations in litigation within the Business Services segment.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows:

	Business Services	Marketing Solutions	Total
Net book value as of January 1, 2020
Goodwill	2,059.1	519.5	2,578.6
Accumulated impairment losses	(1,920.0)	(254.1)	(2,174.1)
Total	$139.1	$265.4	$404.5
Foreign exchange and other adjustments	6.1	—	6.1
Net book value as of December 31, 2020
Goodwill	2,076.1	519.5	2,595.6
Accumulated impairment losses	(1,930.9)	(254.1)	(2,185.0)
Total	$145.2	$265.4	$410.6
Foreign exchange and other adjustments	(5.2)	—	(5.2)
Net book value as of December 31, 2021
Goodwill	2,064.2	519.5	2,583.7
Accumulated impairment losses	(1,924.2)	(254.1)	(2,178.3)
Total	$140.0	$265.4	$405.4

The components of other intangible assets at December 31, 2021 and 2020 were as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Client relationships	$411.0	$(372.2)	$38.8	$417.0	$(361.1)	$55.9
Patents	2.0	(2.0)	—	2.0	(2.0)	—
Trademarks, licenses and agreements	23.2	(23.2)	—	23.2	(23.2)	—
Trade names	28.5	(17.5)	11.0	29.1	(16.2)	12.9
Total other intangible assets	$464.7	$(414.9)	$49.8	$471.3	$(402.5)	$68.8

Amortization expense for other intangible assets was $18.9 million, $19.3 million and $21.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2021:

Amount
2022	$18.7
2023	18.7
2024	2.9
2025	1.4
2026	1.2
2027 and thereafter	6.9
Total	$49.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 7. Accrued Liabilities and Other

The components of accrued liabilities and other at December 31, 2021 and 2020 were as follows:

	2021	2020
Employee-related liabilities	$152.9	$145.1
Deferred revenue	17.1	15.6
Restructuring liabilities and MEPP	25.6	33.3
Other	157.3	157.2
Total accrued liabilities and other	$352.9	$351.2

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

While these matters are subject to inherent uncertainties, we believe that the final resolution of these preference items, investigations, and litigation will not have a material effect on our consolidated results of operations, financial position or cash flows.

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

Our lease agreements do not contain material residual value guarantees, restrictions or covenants.

The components of lease expense for the year ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Operating lease cost	$84.8	$89.3
Variable lease cost	31.9	32.7
Sublease income	(1.6)	(1.7)
Total lease cost	$115.1	$120.3

Short-term lease cost is not material for the year ended December 31, 2021 and 2020 respectively.

Supplemental cash flow information related to leases for the year ended December 31, 2021 and 2020 was as follows:

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows	$79.2	$81.8
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$62.5	$109.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

As of December 31, 2021, the future lease payments under operating leases were as follows:

Twelve Months Ended
2021
Year Ended December 31	Operating Leases
2022	$72.5
2023	60.2
2024	40.4
2025	28.7
2026	20.9
2027 and thereafter	37.8
Total lease payments	260.5
Less: Amount representing interest	39.8
Present value of lease obligation	$220.7

Weighted average remaining lease term	5.1 years
Weighted average discount rate	6.6%

Contingencies related to LSC Communication, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”)

As a result of the spinoff of LSC Communications, Inc. and Subsidiaries (“LSC”) and Donnelley Financial Solutions, Inc. (“Donnelley Financial”) on October 1, 2016, we are contingently liable for obligations under various operating leases for office, warehouse and manufacturing locations of LSC and Donnelley Financial. In the event that LSC or Donnelley Financial, or any successor lessee, fail to make lease payments or fail to pay other obligations under these lease agreements, we may be required to satisfy those obligations to the lessor. Our exposure to these potential contingent liabilities decreases over time as LSC and Donnelley Financial pay monthly lease obligations and as the leases expire. As of December 31, 2021 these potential contingent obligations were $29.0 million and $1.2 million for LSC and Donnelley Financial, respectively.

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

In May and June 2020 we became aware that LSC failed to make required monthly contributions to certain of their multiemployer pension plans (“MEPP”). In accordance with laws and regulations governing multiemployer pension plans, we and Donnelley Financial, as former members of the control group, are contingently liable on a joint and several liability basis for LSC’s MEPP obligations. During the third quarter of 2020, we commenced negotiations with Donnelley Financial concerning how the obligation will be apportioned between the parties. As such, the parties agreed to enter into mediation, and then arbitration, after an agreement was not reached through the mediation process. The arbitration proceedings were concluded in the fourth quarter of 2021, with two-thirds of the LSC MEPP liabilities assigned to us and the remaining one-third assigned to Donnelley Financial.

During the year ended December 31, 2021, we recorded a $9.1 million expense within restructuring expense primarily representing the change in estimate resulting from the conclusion of the arbitration proceedings.

In 2021, we, and Donnelley Financial, commenced negotiations with each of the three MEPPs to settle the MEPP liabilities and, we successfully negotiated and executed settlements with two of the three plans. As of December 31, 2021 our remaining liability related to the unsettled plan was $15.6 million. Scheduled payments to the remaining plan are scheduled to conclude on December 1, 2033.

Cash payments made by us during the twelve months ended December 31, 2021 for the LSC MEPP and other obligations were $31.1 million, including $18.4 million related to the settlement of the two MEPP plans and $7.1 million paid to Donnelley Financial as a result of the arbitration decision.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Cybersecurity Attack

In December 2021, we identified a systems intrusion in our technical environment. In response, we promptly implemented a series of containment measures to address the situation, including activating our incident response protocols, shutting down servers and systems and commencing a forensic investigation. We also engaged cybersecurity experts to examine the incident and oversee the implementation of appropriate remedial actions. However, we became aware in mid-January 2022 that certain of our corporate data, the nature of which is continuing to be actively examined, was accessed and exfiltrated. To the extent any confidential client data is found in this data, the Company has and will continue to inform impacted clients within a reasonable time. We also notified and continue to work with appropriate law enforcement authorities. As a precautionary measure, we isolated a portion of our technical environment in an effort to contain the intrusion.

At this time, we have restored the affected systems and returned to normal levels of operations, and believe that the steps taken to isolate and remediate the identified threat have been effective. While we do not currently believe that this security event has or will result in a material adverse impact to the Company, data review and assessment related to this event remain ongoing, and we may determine in the future that such event had or will have a material adverse impact on our business, results of operations, financial condition or cash flows.

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

We made contributions of $5.0 million to our pension plans during the year ended December 31, 2021. We expect to make cash contributions of approximately $4.3 million to our pension plans in 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The components of the net periodic benefit expense, (income) and total (income) were as follows:

	Pension Benefits			OPEB
	2021	2020	2019	2021	2020	2019
Service cost	$1.2	$1.0	$1.0	$—	$—	$—
Interest cost	20.4	27.4	33.3	$4.2	7.3	10.1
Expected return on plan assets	(38.2)	(40.8)	(46.3)	(11.9)	(12.6)	(13.2)
Amortization of prior service credit	0.1	0.1	—	(5.5)	(5.4)	(5.4)
Amortization of actuarial loss (gain)	11.5	10.0	6.1	(0.7)	(0.7)	(1.7)
Settlements and curtailments	0.4	1.4	(0.1)	—	—	—
Net periodic income	$(4.6)	$(0.9)	$(6.0)	$(13.9)	$(11.4)	$(10.2)

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	2.4%	3.0%	4.0%	2.2%	3.0%	4.2%
Expected return on plan assets	4.0%	4.6%	5.2%	5.8%	6.3%	6.5%

	Pension Benefits		OPEB
	2021	2020	2021	2020
Benefit obligation at beginning of year	$1,138.0	$1,060.7	$293.4	$289.8
Service cost	1.2	1.0	—	—
Interest cost	20.4	27.4	4.2	7.3
Plan participants' contributions	—	—	6.2	7.8
Medicare reimbursements	—	—	7.2	7.9
Actuarial (gain) loss	(31.8)	86.0	(70.6)	8.1
Plan amendments and other	2.6	0.1	—	—
Settlements	(2.9)	(6.6)	—	—
Foreign currency translation	(2.0)	15.0	—	—
Benefits paid	(47.6)	(45.6)	(25.9)	(27.5)
Benefit obligation at end of year	$1,077.9	$1,138.0	$214.5	$293.4

Fair value of plan assets at beginning of year	$1,090.2	$985.6	$237.2	$227.7
Actual return on assets	44.8	132.1	22.9	21.0
Settlements	(2.9)	(6.6)	—	—
Employer contributions	5.0	9.2	—	7.2
Company reimbursements	—	—	—	(6.9)
Medicare reimbursements	—	—	7.2	7.9
Plan participants' contributions	—	—	6.2	7.8
Foreign currency translation	(2.6)	15.5	—	—
Benefits paid	(47.6)	(45.6)	(25.9)	(27.5)
Fair value of plan assets at end of year	$1,086.9	$1,090.2	$247.6	$237.2
Total net pension and OPEB asset (liability) recognized as of December 31	$9.0	$(47.8)	$33.1	$(56.2)

The accumulated benefit obligation for all defined benefit pension plans was $1,068.6 million and $1,126.2 million at December 31, 2021 and 2020, respectively.

Actuarial gains and losses result from changes in actuarial assumptions, such as changes in the discount rate and revised mortality rates. Actuarial gains in 2021 primarily relate to an increase in discount rates, and for the OPEB plan, to changes in assumptions concerning the expected usage of certain benefits within the U.S plan to more closely align with historical usage. Actuarial losses in 2020 related primarily to a reduction in discount rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2021 and 2020 were as follows:

	Pension Benefits		OPEB
	2021	2020	2021	2020
Prepaid pension cost (included in other noncurrent assets)	$73.9	$44.2	$—	$—
Prepaid OPEB cost (included in other noncurrent assets)	—	—	33.1	—
Accrued benefit cost (included in accrued liabilities)	(2.4)	(2.5)	—	(0.4)
Pension liabilities	(62.5)	(89.5)	—	—
OPEB plan liabilities	—	—	—	(55.8)
Net liabilities recognized in the Consolidated Balance Sheets	$9.0	$(47.8)	$33.1	$(56.2)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, at December 31, 2021 and 2020 were as follows:

	Pension Benefits		OPEB
	2021	2020	2021	2020
Accumulated other comprehensive (loss) income
Net actuarial (loss) gain	$(262.3)	$(312.3)	$112.0	$31.1
Net prior service credit	(5.3)	(2.9)	41.7	47.2
Total	$(267.6)	$(315.2)	$153.7	$78.3

The pre-tax amounts recognized in other comprehensive income in 2021 as components of net periodic benefit costs were as follows:

	Pension Benefits	OPEB
Amortization of:
Net actuarial loss (gain)	$11.5	$(0.7)
Net prior service credit	0.1	(5.5)
Amounts arising during the period:
Net actuarial loss	38.5	81.7
Net prior service credit	(2.6)	—
Settlements	0.4	—
Foreign currency loss	(0.3)	(0.1)
Total	$47.6	$75.4

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

The weighted average assumptions used to determine the benefit obligation at the measurement date were as follows:

	Pension Benefits		OPEB
	2021	2020	2021	2020
Discount rate	2.7%	2.4%	2.7%	2.2%
Health care cost trend:
Current
Pre-Age 65	—	—	5.0%	6.2%
Post-Age 65	—	—	5.0%	6.2%
Ultimate	—	—	4.0%	4.5%
Interest crediting rate for cash balance plans	2.3%	2.4%	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2021 and 2020:

	Pension Benefits
	2021	2020
Projected benefit obligation	$215.0	$872.0
Fair value of plan assets	150.1	780.0

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2021 and 2020:

	Pension Benefits
	2021	2020
Accumulated benefit obligation	$205.6	$860.1
Fair value of plan assets	150.1	780.0

We determine our assumption for the discount rate to be used for purposes of computing interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit under Medicare Part D, as well as a federal subsidy that began in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of our retiree health care plans were at least actuarially equivalent to Medicare Part D and were eligible for the federal subsidy. During the years ended December 31, 2021 and 2020, Medicare Part D subsidies received by us were negligible.

During the year ended December 31, 2021 and 2020, we received approximately $7.2 million and $7.9 million in EGWP subsidies, respectively.

Benefit payments are expected to be paid as follows:

	Pension Benefits	OPEB-Gross	Estimated Subsidy Reimbursements
2022	49.0	$19.1	$0.9
2023	49.9	18.7	0.9
2024	51.4	18.1	0.9
2025	52.1	17.4	0.9
2026	52.9	16.7	0.8
2027-2031	273.8	73.6	3.7

Plan Assets

Our U.S. pension plans are frozen and we utilize a risk management approach for our U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2021, for the primary U.S. pension plan was approximately 15% for return seeking investments and approximately 85% for hedging investments.

We segregated our plan assets by the following major categories and levels for determining their fair value as of December 31, 2021 and 2020. All plan assets that are valued using the net asset value per share (“NAV”) practical expedient have not been included within the fair value hierarchy but are separately disclosed.

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

For Level 2 plan assets, as applicable, we review significant investments on a quarterly basis including investigation of unusual fluctuations in price or returns and obtaining an understanding of the pricing methodology to assess the reliability of third-party pricing estimates.

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

The fair values of our pension plan assets at December 31, 2021 and 2020, by asset category were as follows:

	December 31, 2021			December 31, 2020
Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$17.2	$10.2	$7.0	$18.9	$12.5	$6.4
Equity	13.3	13.2	0.1	52.1	52.0	0.1
Fixed income	607.4	196.2	411.2	446.6	232.2	214.4
Other	14.5	0.2	14.3	10.9	0.2	10.7
Subtotal	$652.4	$219.8	$432.6	$528.5	$296.9	$231.6
Plan assets measured at NAV
Equity funds	$243.2			$372.6
Fixed income	157.9			145.5
Hedge funds and other	19.7			30.4
Real estate	13.7			13.2
Total plan assets measured at NAV	$434.5			$561.7
Total	$1,086.9			$1,090.2

The fair values of our OPEB plan assets at December 31, 2021 and 2020, by asset category were as follows:

	December 31, 2021			December 31, 2020
Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$54.2	$—	$54.2	$37.0	$—	$37.0
Fixed income	31.2	—	31.2	31.3	—	31.3
Other	—	—	—	1.4	1.4	—
Subtotal	$85.4	$—	$85.4	$69.7	$1.4	$68.3
Investments measured at NAV
Equity funds	$159.6			$164.9
Fixed income funds	2.6			2.6
Total investments measured at NAV	$162.2			$167.5
Total	$247.6			$237.2

Employee 401(k) Savings Plan — For the benefit of most of our U.S. employees, we maintain a defined contribution retirement savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. We may provide a 401(k) discretionary match to participants, but did not during the years ended December 31, 2021, 2020 and 2019.

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

During each of the years ended December 31, 2021, 2020 and 2019, we recorded $10.7 million, $40.0 million and $2.9 million for MEPP withdrawal obligations, respectively. These charges were recorded as net restructuring, impairment and other charges and represent our best estimate of the expected settlement of these withdrawal liabilities. Total contributions to these plans for the years ended December 31, 2021 and 2020 were $31.9 million and $10.3 million, respectively. See Note 5, Restructuring, Impairment and Other Charges, for further discussion on MEPP.

Note 10. Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
U.S.	$(75.8)	$(123.8)	$(65.1)
Foreign	124.5	107.9	115.7
Total	$48.7	$(15.9)	$50.6

The components of income tax expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
U.S. Federal:
Current	$6.5	$(4.8)	$7.7
Deferred	7.0	(5.3)	6.3
State:
Current	(2.3)	(0.7)	0.4
Deferred	2.4	(5.2)	7.6
Foreign:
Current	27.8	27.3	24.4
Deferred	3.5	(1.3)	8.5
Total	$44.9	$10.0	$54.9

The following is a reconciliation of income tax expense at the U.S. federal statutory tax rate for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Income taxes at the U.S. federal statutory tax rate	$10.3	$(3.3)	$10.6
Change in valuation allowances	(3.2)	(3.7)	8.1
Interest limitation valuation allowance	18.8	(8.0)	27.8
State and local income taxes, net of U.S. federal income tax benefit	5.5	4.7	(7.3)
Foreign tax	2.9	(2.1)	5.1
Adjustment of uncertain tax positions and interest	(5.6)	1.1	(0.6)
Foreign tax rate differential	(0.3)	(0.8)	(0.5)
Tax impact of net gain on sale of Donnelley Financial and LSC shares	—	—	0.5
Global intangible low-taxed income	5.0	3.5	5.2
Corporate owned life insurance policies	—	17.3	—
Non-deductible compensation	9.1	—	—
Other	2.4	1.3	6.0
Total	$44.9	$10.0	$54.9

For 2021, we continue to report the tax impact of limitations on our interest expense deduction. Non-deductible interest expense will be carried forward as a deferred tax asset; however, it is more likely than not that the benefit of the deferred tax asset will not be fully realized and a full valuation allowance was recorded. Also included in 2021 is the tax impact of non-deductible compensation.

Included in 2020 is the impact from the surrender of corporate owned life insurance policies as well as tax benefits from additional interest expense deductions as result of the CARES Act and additional tax guidance issued in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

 Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows:

	2021	2020
Deferred tax assets:
Pension and OPEB plan liabilities	$—	$29.1
Net operating losses and other tax carryforwards	189.5	195.6
Interest limitation carryforward	38.6	21.4
Accrued liabilities	37.7	48.6
Foreign depreciation	8.2	19.4
Operating lease liabilities	55.9	59.4
Other	14.1	16.7
Total deferred tax assets	344.0	390.2
Valuation allowances	(200.7)	(195.7)
Net deferred tax assets	$143.3	$194.5

Deferred tax liabilities:
Accelerated depreciation	$(36.3)	$(50.0)
Other intangible assets	(6.4)	(8.1)
Inventories	(10.4)	(8.6)
Operating lease assets	(54.6)	(58.1)
Pension and OPEB plan liabilities	(10.3)	—
Other	(8.3)	(5.7)
Total deferred tax liabilities	(126.3)	(130.5)

Total net deferred tax assets	$17.0	$64.0

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Balance, beginning of year	$195.7	$237.5	$255.9
Current year expense-net	13.3	(44.8)	34.5
Write-offs	—	—	(50.1)
Foreign exchange and other	(8.3)	3.0	(2.8)
Balance, end of year	$200.7	$195.7	$237.5

As of December 31, 2021, we had domestic and foreign net operating loss and other tax credit carryforwards of approximately $120.5 million and $69.0 million ($126.8 million and $68.8 million, respectively, at December 31, 2020), of which $110.0 million expires between 2022 and 2031. Limitations on the utilization of these deferred tax assets may apply therefore we have provided valuation allowances of $162.1 million on these deferred tax assets as of December 31, 2021 ($174.4 million at December 31, 2020).

We are not permanently reinvested on certain foreign earnings yet remain permanently reinvested on all other foreign earnings and other outside basis differences. We have recognized deferred tax liabilities of $5.0 million, $4.5 million and $6.7 million as of December 31, 2021, 2020 and 2019, respectively, related to local taxes on certain foreign earnings which are not considered to be permanently reinvested.

Cash payments for income taxes were $43.0 million, $68.7 million and $73.1 million during the years ended December 31, 2021, 2020 and 2019, respectively. Cash refunds for income taxes were $3.8 million, $7.2 million and $12.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Our income taxes payable for federal and state purposes has been reduced by the tax benefits associated with the vesting of stock based compensation awards.

As a result of the Tax Cuts and Jobs Act of 2017, in our 2017 (and adjusted in 2018) results of operations, a one-time transition tax on foreign earnings was recorded and such liability is payable over a period of eight years.  The long-term income tax liability is $60.3 million and $68.3 million at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

See Note 14, Other Comprehensive Loss, for details of the income tax expense or benefit allocated to each component of other comprehensive loss.

Uncertain tax positions

Changes in unrecognized tax benefits at December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Balance at beginning of year	$20.7	$23.1	$25.0
Additions for tax positions of the current year	—	—	0.1
Additions for tax positions of prior years	—	4.1	—
Reductions for tax positions of prior years	—	(2.1)	—
Settlements during the year	(3.9)	(2.9)	(0.4)
Lapses of applicable statutes of limitations	(2.8)	(1.5)	(1.6)
Balance at end of year	$14.0	$20.7	$23.1

As of December 31, 2021, 2020 and 2019, we had $14.0 million, $20.7 million and $23.1 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $6.0 million as of December 31, 2021, if recognized, would decrease income taxes.

As of December 31, 2021, it is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months by as much as $6.9 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state and international tax positions.

We classify interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest (benefit) expense related to tax uncertainties recognized in the Consolidated Statements of Operations were insignificant for the years ended December 31, 2021, 2020 and 2019, respectively. There were no benefits from the reversal of accrued penalties for the years ended December 31, 2021, 2019 and 2019. Accrued interest of $2.1 million and $3.7 million related to income tax uncertainties are reported in Other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2021 and 2020, respectively. There were no accrued penalties related to income tax uncertainties for the years ended December 31, 2021 and 2020.

We have tax years from 2010 and thereafter that remain open and subject to examination by the IRS, certain state taxing authorities or certain foreign tax jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 11. Debt

Debt at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Borrowings under the ABL Credit Facility	$32.0	$—
8.875% debentures due April 15, 2021	—	55.6
7.000% notes due February 15, 2022	—	79.3
6.500% notes due November 15, 2023	75.0	75.0
Term Loan due January 15, 2024 (a)	149.4	535.8
6.000% notes due April 1, 2024	61.7	61.7
6.125% notes due November 1, 2026	451.0	—
8.250% notes due July 1, 2027	245.8	245.8
6.625% debentures due April 15, 2029	103.4	103.4
8.500% notes due April 15, 2029	303.5	301.6
8.820% debentures due April 15, 2031	54.5	54.5
Unamortized debt issuance costs	(10.0)	(9.6)
Total debt	1,466.3	1,503.1
Less: current portion		61.1
Long-term debt	$1,466.3	$1,442.0
(a)	As of December 31, 2021 and 2020, the interest rate on the Term Loan due January 15, 2024 was 5.10% and 5.15%, respectively.

The fair values of the senior notes and debentures, which were determined using the market approach based upon quoted prices or interest rates available to us for debt obligations with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of our total debt was greater than its book value by approximately $339.8 million and $142.9 million at December 31, 2021 and 2020, respectively.

On December 15, 2021, we redeemed the remaining $79.3 million aggregate principal outstanding of the 7.00% notes due 2022 (the “2022 Notes”) using borrowings under our ABL Credit Facility. The redemption price included a premium of $0.8 million.

On April 28, 2021, we completed an offering of $400.0 million aggregate principal amount of 6.125% senior secured notes due 2026 (the “Secured Notes”) at par. On May 10, 2021, we completed an additional $50.0 million offering of the Secured Notes that were issued at a $1.1 million premium, increasing the aggregate principal amount of the Secured Notes to $450.0 million. The Secured Notes are general senior secured obligations of the Company and are guaranteed by our domestic, wholly-owned subsidiaries that are guarantors of the ABL Credit Facility and Term Loan (the “Guarantors”). Interest on the Secured Notes is payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2021. The Secured Notes mature on November 1, 2026. The proceeds from the offerings of the Secured Notes were used to repay $387.6 million of principal outstanding under our Term Loan and to reduce the outstanding balance under our senior secured asset-based revolving credit facility (the “ABL Credit Facility”), including the amount borrowed for repayment of the $55.6 million principal outstanding of the 8.875% Debentures that matured on April 15, 2021.

On April 16, 2021, we amended our ABL Credit Facility to, among other things, extend the maturity date from September 29, 2022 to April 16, 2026 and reduce the aggregate commitments from $800.0 million to $650.0 million.

During the year ended December 31, 2020, we executed various transactions that reduced our near-term maturities and extended our debt maturity profile. During this period, we repurchased on the open market $98.5 million aggregate principal of debt maturing in 2020, 2021, and 2022, including $1.3 million of the 7.625% notes due 2020 (the “2020 Notes”), $67.6 million aggregate principal of 7.875% notes due 2021 (the “2021 Notes”), $1.3 million aggregate principal of the 8.875% debentures due 2021 (the “2021 Debentures”), and $28.3 million aggregate principal of the 2022 Notes using available cash. These repurchases included a cumulative premium of $0.9 million.

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

The amount available to be borrowed under the ABL Credit Facility is equal to the lesser of (a) $650.0 million and (b) a borrowing base formula based on the amount of accounts receivable, inventory, machinery, equipment and, if we were to so elect in the future subject to the satisfaction of certain conditions, fee-owned real estate of ours and our material domestic subsidiaries, subject to certain eligibility criteria and advance rates (collectively, the “Borrowing Base”). The aggregate amount of real estate, machinery and equipment that can be included in the Borrowing Base formula cannot exceed $175.0 million.

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

Based on our Borrowing Base as of December 31, 2021 and existing borrowings, we had approximately $550.7 million of borrowing capacity available under the ABL Credit Facility. The weighted average interest rate on borrowings under our ABL Credit Facility was 1.5%, 1.7%, 3.7% for the years ended December 31, 2021, 2020 and 2019, respectively.

Our obligations under the ABL Credit Facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of ours and the Guarantors, including, only to the extent included in the Borrowing Base, real property, in each case subject to certain exceptions and exclusions. The assets of ours and the Guarantors consisting of accounts receivable, inventory, deposit accounts, securities accounts, machinery and equipment and, to the extent related to the foregoing, general intangibles, documents and instruments, as well as 65% of the equity interests of our first-tier foreign subsidiaries (collectively, the “ABL Priority Collateral”), secure our obligations and the obligations of the Guarantors under the ABL Credit Facility and the related guarantees on a first-priority basis, and all other collateral other than the ABL Priority Collateral secures our obligations and the obligations of the Guarantors under the ABL Credit Facility on a second-priority basis, in each case, subject to permitted liens.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Our obligations under the Term Loan Credit Agreement and the Secured Notes are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of ours and the Guarantors, including certain material real property, subject to certain exceptions and exclusions. The ABL Priority Collateral secures our obligations and the obligations of the Guarantors under the Term Loan Credit Agreement and the Secured Notes and related guarantees on a second-priority basis, and all other collateral other than the ABL Priority Collateral secures our obligations and the obligations of the Guarantors under the Term Loan Credit Agreement and the Secured Notes and related guarantees on a first-priority basis, in each case, subject to permitted liens.

The credit agreements for our ABL Credit Facility (the “ABL Credit Agreement”) and Term Loan (the "Term Loan Credit Agreement"), and the indenture for the Secured Notes (the “Secured Notes Indenture”) contain customary affirmative and negative covenants including negative covenants restricting, among other things, our ability to incur or guarantee debt, or issue preferred stock, make certain loans or investments, make certain restricted payments (including payments on certain other debt, external dividends, and stock repurchases), incur liens securing other debt, consummate certain fundamental transactions, enter into certain transactions with affiliates and consummate asset sales. The ABL Credit Agreement contains a covenant which requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if availability under the ABL Credit Facility declines below certain levels. The Term Loan Credit Agreement and the Secured Notes Indenture require that the net cash proceeds of significant asset sales be used to prepay the Term Loan and purchase the Secured Notes to the extent that the net cash proceeds are not used for reinvestment in assets useful to our business, certain acquisitions and investments, repayment of certain borrowings under our ABL Credit Facility or to reduce, prepay, repay or purchase certain indebtedness, in each case, subject to certain restrictions and limitations set forth in the Term Loan Credit Agreement and the Secured Notes Indenture.

As of December 31, 2021, we had $32.0 million of outstanding borrowings and $67.3 million of letters of credit issued under the ABL Credit Facility. We also had $143.4 million in other uncommitted credit facilities, primarily outside the U.S. (the “Other Facilities”), of which we had $111.9 million in outstanding letters of credit, bank guarantees and bank acceptance drafts.

At December 31, 2021, the future maturities of debt were as follows:

Amount
2022	—
2023	75.0
2024	211.7
2025	—
2026	482.0
2027 and thereafter	721.3
Total (a)	$1,490.0
(a)	Excludes unamortized debt issuance costs of $10.0 million and $13.7 million of bond discount which do not represent contractual commitments with a fixed amount or maturity date.

Interest expense

The following table summarizes interest expense included in the Consolidated Statements of Operations:

	2021	2020	2019
Interest incurred	$130.9	$138.6	$155.7
Less: interest income	1.5	1.5	2.7
Less: interest capitalized as property, plant and equipment	1.8	2.0	2.4
Interest expense, net	$127.6	$135.1	$150.6

Interest paid was $114.4 million, $125.8 million and $158.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 12. Derivatives

We are exposed to the impact of foreign currency fluctuations based on our global operations. Foreign currency fluctuations affect the U.S. dollar value of revenues earned and expenses incurred in foreign currencies. We are also exposed to currency risk to the extent we own assets or incur liabilities, or enter into other transactions that are not in the functional currency of the subsidiary in which we operate. We employ different practices to manage these risks, including where appropriate the use of derivative instruments, such as foreign currency forward contracts. To the extent the gains and losses associated with the fair values of foreign currency derivatives are recognized in the Consolidated Statements of Operations, they are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. We do not use derivative financial instruments for trading or speculative purposes. The aggregate notional value of the forward contracts at December 31, 2021 and 2020 was $236.4 million and $220.7 million, respectively. The fair values of foreign currency contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

In 2019 and 2020, we entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of our floating-rate Term Loan based on LIBOR to a fixed-rate. The interest rate swaps, with a notional value of $400.0 million, were designated as cash flow hedges against the variability of cash flows associated with our Term Loan scheduled to mature on January 15, 2024, which are attributable to changes in the benchmark interest rate. In the second quarter of 2021, we terminated interest rate swap agreements with a notional value of $300.0 million in conjunction with the partial repayment of our Term Loan. The termination of these agreements resulted in a loss of $9.2 million recorded within interest expense on the Consolidated Statement of Operations for the twelve months ended December 31, 2021.

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

As of December 31, 2021 and 2020, the fair values of our derivative financial instruments and their classifications on the Consolidated Balance Sheets were as follows:

	Classification on Consolidated Balance Sheets	2021	2020
Derivative assets
Foreign currency contracts:
Not designated as hedging instruments	Prepaid expenses and other current assets	$2.6	$5.9

Derivative liabilities
Foreign currency contracts:
Not designated as hedging instruments	Accrued liabilities and other	$—	$2.3
Interest rate swap agreements:
Designated as cash flow hedges	Accrued liabilities and other	$0.9	$5.0
Designated as cash flow hedges	Other noncurrent liabilities	$0.2	$9.6

The pre-tax (gains) losses recognized on derivative financial instruments in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Classification of (Gain) Loss Recognized in the Consolidated Statements of Operations	2021	2020	2019
Derivatives not designated as hedges
Foreign currency contracts	Selling, general and administrative expenses	$(11.8)	$(13.6)	$1.5
Derivatives designated as cash flow hedges
Interest rate swap agreements	Interest expense, net	11.9	3.4	(0.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The pre-tax (gains) losses recognized on derivative financial instruments in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Derivatives designated as cash flow hedges
Interest rate swap agreements	$(1.6)	$19.0	$(1.1)

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

During the years ended December 31, 2021, 2020 and 2019, no shares of common stock were purchased by us, however, shares were withheld for tax liabilities upon the vesting of equity awards.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Basic net earnings (loss) per share attributable to RRD common stockholders:
Continuing operations	$0.04	$(0.37)	$(0.07)
Discontinued operations	$0.01	1.73	(1.24)
Net earnings (loss) attributable to RRD stockholders	$0.05	$1.36	$(1.31)

Diluted net earnings (loss) per share attributable to RRD common stockholders:
Continuing operations	$0.04	$(0.37)	$(0.07)
Discontinued operations	$0.01	1.73	(1.24)
Net earnings (loss) attributable to RRD stockholders	$0.05	$1.36	$(1.31)

Numerator:
Net income (loss) from continuing operations	$3.1	$(26.4)	$(4.8)
Net income (loss) from discontinued operations	$0.6	124.9	(88.4)
Net income (loss) attributable to RRD stockholders	$3.7	$98.5	$(93.2)

Denominator:
Basic and diluted weighted average number of common shares outstanding	73.2	72.3	71.2
Dilutive options and awards	1.3	—	—
Diluted weighted average number of common shares outstanding	74.5	72.3	71.2

Weighted average number of anti-dilutive share-based awards:
Stock options	0.2	0.3	0.5
Restricted stock units	—	1.1	1.0
Total	0.2	1.4	1.5

Dividends declared per common share	$—	$0.03	$0.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 14. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and income tax expense allocated to each component for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021			2020			2019
	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(11.1)	$—	$(11.1)	$27.8	$—	$27.8	$7.0	$—	$7.0
Adjustment for net periodic pension and OPEB plan cost	123.0	31.3	91.7	10.3	3.1	7.2	(39.8)	(9.3)	(30.5)
Changes in fair value of derivatives	13.5	3.4	10.1	(15.6)	(3.6)	(12.0)	1.0	—	1.0
Other comprehensive income (loss)	$125.4	$34.7	$90.7	$22.5	$(0.5)	$23.0	$(31.8)	$(9.3)	$(22.5)

The following table summarizes changes in accumulated other comprehensive loss by component for the years ended December 31, 2021, 2020 and 2019:

	Changes in the Fair Value of Derivatives	Pension and OPEB Plan Cost	Translation Adjustments	Total
Balance at January 1, 2019	$—	$(155.2)	$1.4	$(153.8)
Other comprehensive income (loss) before reclassifications	1.1	(29.7)	3.0	(25.6)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	(0.8)	4.1	3.2
Net change in accumulated other comprehensive loss	1.0	(30.5)	7.1	(22.4)
Balance at December 31, 2019	$1.0	$(185.7)	$8.5	$(176.2)
Other comprehensive income (loss) before reclassifications	(15.4)	2.8	27.1	14.5
Amounts reclassified from accumulated other comprehensive loss	3.4	4.4	—	7.8
Net change in accumulated other comprehensive loss	(12.0)	7.2	27.1	22.3
Balance at December 31, 2020	$(11.0)	$(178.5)	$35.6	$(153.9)
Other comprehensive (loss) income before reclassifications	(1.8)	87.3	(11.0)	74.5
Amounts reclassified from accumulated other comprehensive loss	11.9	4.4	—	16.3
Net change in accumulated other comprehensive loss	10.1	91.7	(11.0)	90.8
Balance at December 31, 2021	$(0.9)	$(86.8)	$24.6	$(63.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Reclassifications from accumulated other comprehensive loss for the year ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019	Classification in the Consolidated Statements of Operations
Translation Adjustments:
Net realized loss	$—	$—	$4.1	(a)
Reclassifications, net of tax	$—	$—	$4.1
Amortization of pension and OPEB plan cost:
Net actuarial loss	$10.8	$9.3	$4.4	(b)
Net prior service credit	(5.4)	(5.3)	(5.4)	(b)
Curtailments and settlements	0.4	1.4	(0.1)	(b)
Reclassifications before tax	5.8	5.4	(1.1)
Income tax benefit (expense)	1.4	1.0	(0.3)
Reclassifications, net of tax	$4.4	$4.4	$(0.8)
Derivatives:
Net realized loss (gain)	$11.9	$3.4	$(0.1)	(c)
Reclassifications, net of tax	$11.9	$3.4	$(0.1)
Total reclassifications, net of tax	$16.3	$7.8	$3.2
(a)	Included within selling, general and administrative expenses in the Consolidated Statements of Operations.
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

Share-Based Compensation Expense

The total share-based compensation expense was $7.1 million, $8.1 million and $10.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, $6.4 million of unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 1.9 years.

Share-Based Compensation Plans

We have one share-based compensation plan under which we may grant future awards, as described below, and one terminated share-based compensation plan under which awards remain outstanding.

The 2017 Performance Incentive Plan (“2017 PIP”) was approved by stockholders to provide incentives to our key employees. Awards under the 2017 PIP are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights. There were 15.1 million shares of common stock reserved and authorized for issuance under the 2017 PIP. At December 31, 2021, there were 7.4 million shares of common stock authorized and available for grant under the 2017 PIP.

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

We have granted performance share unit awards to certain executive officers and senior management. Distributions under these awards are payable at the end of their respective performance periods in common stock or cash, at our discretion. The number of share units that vest can range from zero to 150% for the 2021, 2020 and 2019 awards, depending on achievement of a targeted performance metric for a performance period of three years inclusive of the year in which the award was granted. These awards are subject to forfeiture upon termination under certain circumstances prior to vesting. We expense the cost of the performance share unit awards based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.

In addition, we have granted phantom restricted and performance stock units to certain members of senior management. Phantom restricted stock units vest and are payable in three equal installments over a period of three years after the grant date. Phantom performance stock units vest at the end of their respective performance periods. The number of phantom performance share units that vest can range from zero to 150% for the 2021, 2020 and 2019 awards, depending on achievement of a targeted performance metric for a performance period of three years inclusive of the year in which the award was granted. Phantom stock units are not shares of our common stock and therefore the recipients of these awards do not receive ownership interest in the Company or stockholder voting rights. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. All phantom stock unit awards are classified as liability awards due to their expected settlement in cash, and are included in Accrued liabilities and other in the Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair value of the awards at the end of each reporting period and, for Phantom performance shares, the estimated achievement of the performance metric. Dividends are not paid on phantom stock units. Total compensation expense for phantom awards was $33.3 million, $3.1 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Acceleration of Vesting of Certain Awards

In connection with the Merger, certain executive officers of the Company may become entitled to payments and benefits that may be treated as excess parachute payments within the meaning of  280G of the Internal Revenue Code of 1986, as amended ( “Section 280G” and the “Code”, respectively ). To mitigate the potential impact of Section 280G and Section 4999 of the Code on the Company and its applicable executive officers, effective December 17, 2021 the Company’s Board of Directors approved the acceleration into December 2021 of the vesting and payment of certain restricted stock units, performance share units, phantom stock units and cash awards that otherwise would have been payable to the executive officers on or prior to the closing of the Merger. These actions were intended to preserve compensation-related corporate income tax deductions for the Company that might otherwise be disallowed through the operation of Section 280G and to mitigate or eliminate the amount of excise tax that may be payable by the executive pursuant to Section 4999 of the Code in connection with Section 280G in certain circumstances.

Stock Options

There were no options granted during the years ended December 31, 2021, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Stock option awards as of December 31, 2021 and 2020, and changes during the year ended December 31, 2021 were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2020	276	23.59	0.9	$—
Cancelled/forfeited/expired	(191)	24.53
Outstanding at December 31, 2021	85	21.47	0.2	—
Vested and exercisable at December 31, 2021	85	$21.47	0.2	$—

There was no unrecognized compensation expense related to stock options as of December 31, 2021.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2021 and 2020, and changes during the year ended December 31, 2021 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	1,440	$3.18
Granted	1,042	4.73
Vested	(2,370)	3.84
Forfeited	(112)	3.67
Nonvested at December 31, 2021	—	$—

Included above are 1,486 shares of restricted stock units that were accelerated vested into December 2021. As of December 31, 2021, there was $3.2 million in unrecognized share-based compensation related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years. The fair value of these awards was determined based on our stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Performance Share Units

Nonvested performance share unit awards as of December 31, 2021 and 2020, and changes during the year ended December 31, 2021, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	2,076	$3.94
Granted	850	4.52
Performance adjustment	649	3.11
Vested	(3,291)	3.99
Forfeited	(107)	3.61
Nonvested at December 31, 2021	177	$2.93

Included above are 1,726 of performance share units that were accelerated vested into December 2021. As of December 31, 2021, there was $3.2 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted-average period of 1.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Phantom Stock Units

Phantom stock unit awards as of December 31, 2021 and 2020, and changes during the year ended December 31, 2021, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	4,603	$3.25
Granted	1,719	3.26
Performance adjustment	208	3.54
Vested	(3,465)	3.27
Forfeited	(708)	3.22
Nonvested at December 31, 2021	2,357	$3.26

Included above are 1,762 shares of phantom stock units that were accelerated vested into December 2021. As of December 31, 2021, there was $24.0 million of unrecognized compensation expense related to phantom stock unit awards based on the price of our common stock on that date, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Subject to certain exceptions, the rights become exercisable 10 business days following a public announcement that a person (the “Acquiring Person”) has acquired beneficial ownership of 15% (or 20% in certain circumstances ) or more of the outstanding shares of common stock of the Company (the “Stock Acquisition Date”). The rights will expire on August 28, 2022, unless redeemed, exchanged or terminated earlier by the Company. The Rights Agreement can be amended by our Board of Directors allowing for an extension of the expiration date. At any time until 10 business days following the Stock Acquisition Date, the Company may redeem the rights for $0.001 per right.

Subject to the Chatham Rights Plan Amendment described below, in the event a person becomes an Acquiring Person, each holder of a right, other than the Acquiring Person, will have the right to receive common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right.

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

In connection with the definitive merger agreement with Chatham, the Company entered into an amendment to the Rights Agreement (the “Chatham Rights Plan Amendment”) to provide that none of (i) the approval, adoption, execution, delivery or amendment of the Chatham merger agreement, (ii) the public announcement or public disclosure of the Chatham merger agreement or any of the transactions contemplated thereby, or (iii) the performance or consummation of any of the transactions contemplated by the Chatham merger agreement will cause the rights under the Rights Agreement to become exercisable and to provide that the rights under the Rights Agreement will expire no later than immediately prior to the effective time of the merger under the Chatham merger agreement (if such effective time occurs).

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

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and last-in-first-out inventory provisions that are not directly attributable to our operating segments. In addition, certain costs and earnings of employee benefit plans, such as pension and OPEB expense (income) and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages our cash pooling structures, which enables participating international locations to draw on our international cash resources to meet local liquidity needs.

Information by Segment

We have disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by our chief operating decision-maker and is most consistent with the presentation of profitability reported within the consolidated financial statements.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2021
Business Services	$3,969.3	$(59.8)	$3,909.5	$292.4	$2,306.7	$89.2	$49.8
Marketing Solutions	1,072.6	(18.4)	1,054.2	61.5	663.8	31.3	10.1
Total operating segments	5,041.9	(78.2)	4,963.7	353.9	2,970.5	120.5	59.9
Corporate	—	—	—	(190.4)	160.9	10.0	13.4
Total operations	$5,041.9	$(78.2)	$4,963.7	$163.5	$3,131.4	$130.5	$73.3

Year ended December 31, 2020
Business Services	$3,743.6	$(58.4)	$3,685.2	$227.9	$2,220.9	$95.1	$48.9
Marketing Solutions	1,103.1	(22.0)	1,081.1	56.3	674.3	47.2	16.3
Total operating segments	4,846.7	(80.4)	4,766.3	284.2	2,895.2	142.3	65.2
Corporate	—	—	—	(176.1)	235.7	3.4	20.4
Total operations	$4,846.7	$(80.4)	$4,766.3	$108.1	$3,130.9	$145.7	$85.6

Year ended December 31, 2019
Business Services	$4,276.9	$(84.2)	$4,192.7	$220.0	$2,328.9	$101.6	$79.8
Marketing Solutions	1,314.3	(33.8)	$1,280.5	67.0	748.1	53.9	36.5
Total operating segments	5,591.2	(118.0)	5,473.2	287.0	3,077.0	155.5	116.3
Corporate	—	—	—	(101.7)	253.1	7.1	22.5
Total operations	$5,591.2	$(118.0)	$5,473.2	$185.3	$3,330.1	$162.6	$138.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Corporate assets consisted of the following items at December 31, 2021, 2020 and 2019:

	2021	2020	2019
Cash and cash equivalents	$(70.0)	$(10.9)	$(47.6)
Deferred income tax assets, net of valuation allowances	3.9	43.9	29.4
Software, net	33.6	34.7	43.8
Deferred compensation plan and Company owned life insurance assets	—	0.2	93.9
Property, plant and equipment, net	24.7	28.6	32.2
Other	168.7	139.2	101.4
Total Corporate assets	$160.9	$235.7	$253.1

Net restructuring, impairment and other charges by segment for the years ended December 31, 2021, 2020 and 2019 are described in Note 5, Restructuring, Impairment and Other Charges.

Information by Geographic Area

The following table presents net sales by geographic region for the years ended December 31, 2021, 2020 and 2019. Net sales by geographic region are based upon the sales location.

	2021	2020	2019
U.S.	$3,438.6	$3,451.3	$3,851.9
Asia	1,074.6	868.9	907.8
Europe	229.3	224.5	435.2
Other	221.2	221.6	278.3
Consolidated net sales	$4,963.7	$4,766.3	$5,473.2

The following table presents long-lived assets by geographic region at December 31, 2021, 2020 and 2019. Long-lived assets include net property, plant and equipment, operating lease assets, noncurrent deferred tax assets and other noncurrent assets.

	2021	2020	2019
U.S.	$572.9	$608.1	$733.6
Asia	175.3	160.8	138.9
Europe	68.9	63.3	57.4
Other	52.3	62.7	76.0
Consolidated long-lived assets	$869.4	$894.9	$1,005.9

Note 18. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, however early adoption was permitted. We adopted ASU 2019-12 on January 1, 2021 and the changes did not have a material impact on our income tax provision.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

R.R. Donnelley & Sons Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 8 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, “Leases (Topic 842)”, using the modified retrospective approach.

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

Retirement Plans — Valuation of pension and other postretirement employee benefit (OPEB) obligations - Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

As discussed in Note 9 to the consolidated financial statements, the Company sponsors various defined benefit retirement income pension plans and postretirement benefit plans providing healthcare and life insurance benefits. The estimated projected benefit obligation for the Company’s pension plans and the estimated accumulated postretirement benefit obligation for the Company’s postretirement benefit plans were $1,077.9 million and $214.5 million, respectively, as of December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The Company records its pension and OPEB plan obligations based on calculations which include various actuarial methods and assumptions, including discount rates, mortality, utilization rates of retiree health care accounts, and healthcare cost trend rates, among others. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it deems it appropriate to do so. The effect of modifications of actuarial assumptions on the value of the pension and OPEB obligations is recognized within other comprehensive income (loss) and amortized into earnings over future periods.

We identified the valuation of the Company’s pension and OPEB plan obligations as a critical audit matter. This was due to the significant auditor judgment and specialized skills and knowledge required to evaluate the actuarial methods used by the Company to determine the obligations, and to evaluate the discount rates and assumed utilization rates of retiree health care accounts used in the measurement process. These assumptions have a significant effect on the recorded obligations.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the actuarial models and assumptions used to determine the pension and OPEB obligations included the following, among others:

•

We tested the effectiveness of controls over management’s review of the pension and OPEB plan obligations, including the review of estimates and assumptions underlying the measurement of the obligations.

•	We evaluated the professional qualifications of management’s actuarial expert.
•

With the assistance of our actuarial specialists, we reviewed the significant actuarial assumptions discussed above and the underlying data used by management and management’s actuarial experts to assess the reasonableness of these assumptions under generally accepted actuarial standards. Specifically, we:

o	Read the supporting analyses for the discount rate.
o	Assessed the reasonableness of the discount rate assumption as follows:
▪

Performed an independent cash flow analysis to validate the discount rate selected by management and verified that the cash flows reflect the same assumptions and are consistent with the reported benefit obligation, including that projections of expected benefit payments are based on the plan’s population and plan provisions.

▪	Corroborated the results of the cash flows analysis from management’s actuarial expert through consideration of a yield curve analysis based on publicly available yield curves.
▪

Verified that the spot rates used by management’s actuarial expert and the prices, rates and ratings of the bonds underlying management’s actuarial expert’s yield curve analysis are as of the measurement date and that the bonds underlying the yield curve analysis are rated “high quality”.

o

Evaluated the percentage of future retirees assumed to elect health care coverage under the OPEB plan and the process used by management’s actuarial expert to develop per capita claims costs. We assessed the reasonableness of these assumptions as follows:

▪	Reviewed the benefits provided to retirees and any historical and future expected changes to the benefits and any limits on the Company’s benefit costs.
▪

Reviewed management’s actuarial expert’s description of its methodology and assumptions used to calculate per capita claims trended to future years and benefit participation, and evaluated these assumptions by comparing to prior claims experience, results of relevant experience studies, and industry trends.

o

Verified that current benefit cost limits are administered consistent with management’s actuarial expert’s valuation, and that any impact of the COVID-19 pandemic on recent experience was considered in setting the claims cost, trend, and plan participation assumptions.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2022

We have served as the Company's auditor since 2002.