Form 10-K/A
period 2021-12-31
RR Donnelley & Sons Co
filed 2022-02-24
CIK 29669

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

As of February 21, 2022, 75,212,238 shares of common stock were outstanding.

Documents Incorporated By Reference

Item 10 of Part III of this Form 10-K/A incorporates by reference to the registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed on February 24, 2022. Item 12 of Part III of this Form 10-K/A incorporates by reference to the registrant’s Form 8-K filed on December 17, 2021.

Auditor Firm Id:	PCAOB ID No. 34	Auditor Name:	DELOITTE & TOUCHE LLP	Auditor Location:	Chicago, IL

EXPLANATORY NOTE

RR Donnelley & Sons Company (the “Company,” “RRD,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

TABLE OF CONTENTS

		Page
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13.	Certain Relationships and Related Transactions, and Director Independence	40
Item 14.	Principal Accountant Fees and Services	41
PART IV
Item 15.	Exhibits and Financial Statement Schedules	42
Item 16.	Form 10-K Summary	42

Exhibit Index

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information regarding each of the Company’s current directors as of December 31, 2021, including the qualifications, experience and selected other biographical information for each director. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. There are no arrangements or understandings between a director and any other person pursuant to which such director was or is to be selected as a director or nominee.

 Daniel L. Knotts

AGE: 57 DIRECTOR SINCE: 2016 CURRENT DIRECTORSHIPS: None FORMER DIRECTORSHIPS: None

Daniel L. Knotts has been the Chief Executive Officer of RRD since October 2016. Prior to that, Mr. Knotts was the Company’s Chief Operating Officer since 2013. He served as Group President from 2008 until 2012 and, from 2007 until 2008, he served as Chief Operating Officer of the Global Print Solutions business. From 1986 until 2007, Mr. Knotts held positions of increasing responsibility at RRD within finance, operations, sales management and business unit leadership at various locations in the United States including serving as Senior Vice President of Operations for the Magazine business, President of the Specialized Publishing Services business and President of the Magazine, Catalog and Retail businesses.

QUALIFICATIONS:

Mr. Knotts brings over 30 years of experience in the printing industry. He has served in various operational and leadership capacities throughout the Company and his deep knowledge of the industry and RRD give him unique strategic insights.

John C. Pope

AGE: 72

DIRECTOR

SINCE: 2004

CURRENT

DIRECTORSHIPS:

The Kraft Heinz Company,

Talgo SA,

Waste Management, Inc.

FORMER

DIRECTORSHIPS:

Con-way, Inc.,

Dollar Thrifty Automotive Group, Inc.,

Navistar International

Corporation,

MotivePower Industries

John C. Pope has served as the Chairman of PFI Group, LLC, a private investment company, since 1994. From 1988 until 1994, Mr. Pope served in various capacities at United Airlines and its parent company UAL Corporation, including serving as President, Chief Operating Officer and a director.

Mr. Pope is the Chair of our Board and serves as a member of our Audit Committee and Corporate Responsibility & Governance Committee.

QUALIFICATIONS:

Mr. Pope’s experience as chairman and senior executive of various public companies provides financial, strategic and operational leadership experience. He is an audit committee financial expert based on his experience as chief financial officer of a public company as well as his experience as a member and chairman of other public company audit committees. He has considerable corporate governance experience through years of service on other public company boards in a variety of industries.

Irene M. Esteves

AGE: 63

DIRECTOR

SINCE: 2017

CURRENT

DIRECTORSHIPS:

KKR Real Estate Finance Trust Inc.,

Roper Technologies Inc.,
Spirit AeroSystems Holdings, Inc.

FORMER

DIRECTORSHIPS:

Aramark

Level 3 Communications,

TW Telecom Inc.

Irene M. Esteves most recently served as Chief Financial Officer of Time Warner Cable Inc. from July 2011 to May 2013. She previously served as Executive Vice President and Chief Financial Officer of XL Group plc, an insurance and reinsurance company, and prior to that position, Ms. Esteves was Senior Vice President and Chief Financial Officer of Regions Financial Corporation.

Ms. Esteves serves as a Chair of our Human Resources Committee and as a member of our Audit Committee.

QUALIFICATIONS:

Ms. Esteves’ experience as chief financial officer of multiple companies brings deep financial expertise to the Board. She is an audit committee financial expert based on her experience as chief financial officer and brings deep knowledge of financial reporting, internal controls and procedures and risk management to our Board. Ms. Esteves also has considerable corporate governance experience gained through her years of experience on other public company boards.

Susan M. Gianinno

AGE: 73 DIRECTOR SINCE: 2013 CURRENT DIRECTORSHIPS: None FORMER DIRECTORSHIPS: A.T. Cross, Inc.

Ms. Gianinno is Senior Advisor to Publicis Groupe, a position she has held since 2018 after serving as Chairman of Publicis Worldwide in North America from 2014 to 2017. Prior to this, Ms. Gianinno was Chairman and Chief Executive Officer of Publicis USA from 2002-2014. Susan served as a member of the Global Executive Committee and the Strategic Leadership Group at Publicis Groupe from 2001-2014. Ms. Gianinno was also Chairman of Publicis Academy from 2017 to 2018. During her career in the advertising and marketing industry she also served as Chairman and President of Darcy Masius Benton and Bowles, Chief Executive Officer of JWT New York and Global Client Managing Director at Young & Rubicam. She served on the Board of Directors at all these companies. Ms. Gianinno is a 2014 Fellow and 2015 Senior Fellow in Harvard’s Advanced Leadership Initiative, where she is also Co-Chair of the Coalition of Harvard Advanced Leadership Fellows. Ms. Gianinno also serves on the boards of a number of not-for-profit organizations, including Save the Children, and is on the Global Leadership Council and Steering Committee for the World Economic Forum’s Council on the Future of Education, Skills and Gender Equity.

Ms. Gianinno serves as the Chair of our Corporate Responsibility & Governance Committee and a member of our Human Resources Committee.

QUALIFICATIONS:

Ms. Gianinno’s experience as chief executive officer and president of various companies in the advertising industry gives the Board a different perspective regarding the ways in which new media, the internet and e-commerce have affected the advertising industry and the broader strategies of the Company’s clients.

Timothy R. McLevish

AGE: 66 DIRECTOR SINCE: 2016 CURRENT DIRECTORSHIPS: None. FORMER DIRECTORSHIPS: ConAgra Foods, Inc., Kennametal, Inc., Lamb Weston Holdings, Inc., URS Corporation, US Foods, Inc.

Timothy R. McLevish served as Special Advisor to the CEO of Carrier Global Corp, a manufacturer of HVAC systems and commercial refrigeration equipment from 2020 to 2021. Mr. McLevish also served as Chief Financial Officer of Carrier Global Corp. from 2019 to 2020. From 2015 until 2016, Mr. McLevish served as Senior Advisor to the Chief Executive Officer of Walgreens Boots Alliance, Inc., a retail drug store chain. Prior to this, he served as their Executive Vice President and Chief Financial Officer from 2014 until 2015. From 2007 to 2014, Mr. McLevish held various positions with Kraft Foods Group, Inc. and its predecessor company Kraft Foods, Inc., manufacturers and marketers of packaged food products, including serving as Executive Vice President and Chief Financial Officer of Kraft Foods Group from 2012 to 2013, Executive Vice President and advisor to the Chief Executive Officer of Kraft Foods, Inc. from 2011 until 2013 and as Chief Financial Officer of Kraft Foods, Inc. from 2007 to 2011. From 2002 until 2007, Mr. McLevish was the Senior Vice President and Chief Financial Officer of Ingersoll-Rand Company Limited, a diversified industrial company. Mr. McLevish was the Vice President and Chief Financial Officer of Mead Corporation, a manufacturer of wood products, from 1999 to 2002.

Mr. McLevish serves as the Chair of our Audit Committee and a member of our Human Resources Committee.

QUALIFICATIONS:

Mr. McLevish’s experience as chief financial officer of multiple multinational companies brings deep financial and global business experience to the Board. He is an audit committee financial expert based on his experience as chief financial officer of public companies and brings deep knowledge of financial reporting, internal controls and procedures and risk management to our Board. Mr. McLevish also has considerable corporate governance experience gained through his years of experience on other public company boards, including serving as the Executive Chairman of the Board of Lamb Weston Holdings, Inc.

Jamie Moldafsky

AGE: 60 DIRECTOR SINCE: 2016 CURRENT DIRECTORSHIPS: None FORMER DIRECTORSHIPS: None

Jamie Moldafsky has been Chief Marketing and Communications Officer at Nielson Holdings plc, a global measurement and data analytics company since 2020.  Ms. Moldafsky served as the Chief Marketing Officer of Wells Fargo & Company, a global banking and financial services company, from 2011 to 2020 and Executive Vice President, Sales, Marketing, Strategy & Home Equity from 2005 to 2011. Prior to this, she held various marketing, general management and leadership positions at several companies including Whirlpool Corporation, Charles Schwab Corporation, Applause Enterprises, Inc. and American Express Company.

Ms. Moldafsky serves as a member of our Corporate Responsibility & Governance Committee and our Human Resources Committee.

QUALIFICATIONS:

Ms. Moldafsky’s extensive sales and marketing experience provides the Board with a combination of operational and strategic insights. Her experience in marketing and digital communications provides leadership and innovative thinking which will further the Company’s evolution as a global provider of integrated communications.

James Ray, Jr.

AGE: 58 DIRECTOR SINCE: 2021 CURRENT DIRECTORSHIPS: Commercial Vehicle Group, Inc., Leslie’s, Inc., Spirit AeroSystems Holdings, Inc. FORMER DIRECTORSHIPS: None

James Ray, Jr. served from 2013 to 2020 in various leadership capacities at Stanley Black & Decker, Inc., a manufacturer of industrial tools and household hardware, most recently as President of STANLEY Engineered Fastening.  Mr. Ray previously served from 2009 to 2013 as Senior Vice President and General Manager of TE Connectivity Inc. (f/k/a Tyco Electronics), a designer and manufacturer of connectivity and sensor products for harsh environments, where he was responsible for its North and South American Automotive connectivity business.  From 1993 to 2009 Mr. Ray served in numerous engineering and operational leadership roles at General Motors Company, where he began his career, and at Delphi Corporation following its spin-off from GM.

Mr. Ray serves as a member of our Corporate Responsibility & Governance Committee and our Audit Committee.

QUALIFICATIONS:

Mr. Ray’s deep engineering and operational leadership experience in several complex, global manufacturing enterprises experience provides Board insight into business strategy, operational excellence and business transformation.

Executive Officers

Certain information with respect to executive officers of the Company is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and is hereby incorporated in this Part III, Item 10 by reference. There are no arrangements or understandings between an executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Delinquent Section 16(a) Reports

Based solely upon our review of the Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act, as amended, during (or with respect to) our most recent fiscal year and written representations from our officers and directors that no other reports were required, we believe that all of our directors, officers and beneficial owners of more than 10% of the Company’s common stock have filed all such reports on a timely basis during 2021, except that one Form 3 for each of Mr. DuPont and Mr. Houck and a Form 4 for each of Mr. Pecaric, Ms. Steiner and Mr. Sharp were not timely filed due to administrative difficulties.

Code of Ethics

The Company maintains its Principles of Ethical Business Conduct and the policies referred to therein which are applicable to all directors and employees of the Company. In addition, the Company has adopted a Code of Ethics that applies to the chief executive officer and senior financial officers. The Principles of Ethical Business Conduct and the Code of Ethics cover all areas of professional conduct, including, but not limited to, conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. The Company strongly encourages all employees, officers and directors to promptly report any violations of any of the Company’s policies. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is necessary, the Company intends to post such information on its website. The full text of each of the Principles of Ethical Business Conduct and our Code of

Ethics is available through the Corporate Governance link on the Investors page of the Company’s web site at the following address: www.rrd.com and a print copy is available upon request.

Board of Directors

In 2021, the Board met 30 times. Each director of the Company during 2021 attended at least 75% of the total number of meetings of the Board and those committees of which the director was a member during the period he or she served as a director.

The Board’s Committees and their Functions

The Board has three standing committees. The members of those committees and the committees’ responsibilities are described below. Each committee operates under a written charter that is reviewed annually and is posted on the Company’s website at the following address: www.rrd.com. A print copy of each charter is available upon request.

The table below reflects the membership of the committees and their primary responsibilities.

AUDIT COMMITTEE		Number of Meetings in 2021: 12

Members	Primary Responsibilities	Independence
Timothy R. McLevish (Chair) Irene M. Esteves John C. Pope James Ray, Jr.

•    Assists the Board in its oversight of:

(1)   the integrity of the Company’s financial statements and the Company’s accounting and financial reporting processes, internal controls and financial statement audits,

(2)   the Company’s compliance with legal and regulatory requirements,

(3)   the qualifications and independence of the Company’s independent registered public accounting firm,

(4)   the performance of the Company’s internal audit department and the independent registered public accounting firm, and

(5)    management’s risk management policies with respect to risk assessment and management’s action plans to mitigate such risks

•    The committee selects, determines fees for, evaluates and, when appropriate, replaces the Company’s independent registered public accounting firm

As required by its charter, each member of the Audit Committee is independent of the Company, as such term is defined for purposes of the NYSE listing rules and the federal securities laws. The Board has determined that each of Ms. Esteves, Mr. McLevish and Mr. Pope is an “audit committee financial expert” as such term is defined under the federal securities laws and the NYSE listing rules.

Pursuant to its charter, the Audit Committee is authorized to obtain advice and assistance from internal or external legal, accounting or other advisors and to retain third-party consultants, and has the authority to engage independent auditors for special audits, reviews and other procedures.

CORPORATE RESPONSIBILITY AND GOVERNANCE COMMITTEE		Number of Meetings in 2021: 5

Members	Primary Responsibilities	Independence
Susan M. Gianinno (Chair) Jamie Moldafsky Jack C. Pope James Ray, Jr.

•    Makes recommendations to the Board regarding nominees for election to the Board and recommends policies governing matters affecting the Board and its committees

•    Develops and implements governance
principles for the Company, the Board
and its committees

•    Conducts the regular review of the
performance of the Board, its committees
and its members

•    Oversees the Company’s responsibilities
to its employees

•    Oversees the Company’s responsibilities
related to the environmental, social and governance matters

As required by its charter, each
member of the Corporate Responsibility & Governance Committee is independent of the Company, as such term is defined for purposes of the NYSE listing rules and the federal securities laws.

Pursuant to its charter, the Corporate Responsibility & Governance Committee is authorized to obtain advice and assistance from outside advisors and to retain third-party consultants. In addition, it has the sole authority to approve the terms and conditions under which it engages director search firms.

HUMAN RESOURCES COMMITTEE		Number of Meetings in 2021: 5

Members	Primary Responsibilities	Independence
Irene M. Esteves (Chair) Susan M. Gianinno Timothy R. McLevish Jamie Moldafsky

•    Establishes the Company’s overall
compensation strategy

•    Establishes the compensation of the
Company’s chief executive officer, other senior officers and key management employees

•    Adopts amendments to, and approves terminations of, certain Company employee benefit plans

•    Reviews and recommends to the Board the compensation of outside directors

As required by its charter, each member of the Human Resources Committee (the “HR Committee”) is independent of the Company, as such term is defined for purposes of the NYSE listing rules and the federal securities laws.

In addition, in accordance with NYSE listing rules, the Board considered all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a HR Committee member to affirmatively determine each member of the HR Committee is independent.

Pursuant to its charter, the HR Committee is authorized to obtain advice and assistance from internal or external legal or other advisors and has the sole authority to engage counsel, experts or consultants in matters related to the compensation of the chief executive officer and other executive officers of the Company (with sole authority to approve any such firm’s fees and other retention terms).

Board’s Role in Risk Oversight

The Board is actively involved in oversight of risks inherent in the operation of the Company’s businesses and the implementation of its strategic plan. The Board performs this oversight role by using several different levels of review. In connection with its reviews of the operations of the Company’s business units and corporate functions, the Board addresses the primary risks associated with those units and functions, including IT and cybersecurity risks. In addition, the Board reviews the key risks associated with the Company’s strategic plan annually and regularly throughout the year as part of its consideration of the strategic direction of the Company as well as reviewing the output of the Company’s risk management process each year.

The Board has delegated to the Audit Committee oversight of the Company’s risk management process. Among its duties, the Audit Committee reviews with management (a) Company policies with respect to risk assessment and management of risks that may be material to the Company, (b) the Company’s system of disclosure controls and system of internal controls over financial reporting, and (c) the Company’s compliance with legal and regulatory requirements, provided that the Board overseas IT and cyber security risks.

Each of the other Board committees also oversees the management of Company risks that fall within such committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors, and each committee reports back to the full Board. The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, other financial matters, certain compliance issues and accounting and legal matters. The Audit Committee, along with the Corporate Responsibility & Governance Committee, is also responsible for reviewing certain major legislative and regulatory developments that could materially impact the Company’s contingent liabilities and risks. The Corporate Responsibility & Governance Committee also oversees risks related to the Company’s governance structure and processes, related person transactions, certain compliance issues and Board and committee structure to ensure appropriate oversight of risk. The HR Committee considers risks related to the attraction and retention of key management and employees and risks relating to the design of compensation programs and arrangements, the Company’s diversity strategy, and developmental and succession planning for possible successors to the position of chief executive officer and planning for other key senior management positions.

Executive Sessions

The Company’s non-management directors meet regularly in executive sessions without management. Executive sessions are led by the Chair of the Board. An executive session is held in conjunction with each regularly scheduled Board meeting. Each committee of the Board also meets in executive session without management in conjunction with each regularly scheduled committee meeting and such sessions are led by the committee Chair.

Independence of Directors

The Company’s Principles of Corporate Governance provide that the Board must be composed of a majority of independent directors. No director qualifies as independent unless the Board affirmatively determines that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each of Ms. Esteves, Ms. Gianinno, Mr. McLevish, Ms. Moldafsky, Mr. Phipps, Mr. Pope and Mr. Ray are independent in accordance with NYSE requirements and SEC standards. The Board took into account all relevant facts and circumstances in making this determination.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion & Analysis

This Compensation Discussion & Analysis (this “CD&A”) will describe the material components of the executive compensation program applicable to our named executive officers (our “NEOs”). While the discussion in the CD&A is focused on our NEOs, many of our executive compensation programs apply broadly across our executive ranks.

Our NEOs for the fiscal year ended December 31, 2021 were:

•	Daniel L. Knotts, our President and Chief Executive Officer and a member of the Board of Directors;
•	Terry D. Peterson, our Executive Vice President, Chief Financial Officer;
•	John P. Pecaric, our President, RRD Business Services and Marketing Solutions;
•	Douglas D. Ryan, our former President, Marketing Solutions
•	Michael. J. Sharp, our Senior Vice President and Chief Accounting Officer
•	Deborah L. Steiner, our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary.

2021 Compensation Highlights

The table below sets forth the key decisions that impacted the compensation of our NEOs in 2021. These decisions were made by our HR Committee and were guided by our compensation philosophy, our actual performance, market pay practices and advice from the HR Committee’s independent compensation consultant.

Base Salary

In consideration of individual annual performance, skills, experience, and job responsibilities, each of our current NEOs received base salary increases in 2021.

Annual Incentive Plan (“AIP”)

Payouts under our AIP were based on achievement of our corporate financial target, which was $220.0 million for non-GAAP Adjusted Income from Operations. (1 For financial reporting purposes, we achieved Adjusted Income from Operations of $256.3 million.  Based on RRD’s performance against the corporate financial target, the AIP plan was funded at 128.0% of target.  With the funding percentage as a baseline payout of each NEO’s target AIP payment (e.g., 128.0% of target AIP opportunity), the following AIP decisions were made. Mr. Knotts exceeded his individual performance goals, resulting in an AIP payout of 134%. For the other NEOs the baseline payout was slightly increased based upon their individual performance, resulting in AIP payouts ranging from 100% to 134% of their individual AIP target opportunity.

Long-Term Incentive Plan

Equity grants made under our long-term incentive plan in 2021 continued to more closely align NEO compensation with the interests of our stockholders. 50% of the target value were granted as performance stock units (“PSUs”) and the remaining 50% were granted as restricted stock units (“RSUs”). The RSUs issued in March 2021 vest ratably over a three-year period while the PSUs have a three-year performance period which measures the Company’s performance against pre-determined non-GAAP Adjusted Cumulative Free Cash Flow.  Due to grant limitations in our Performance Incentive Plan of 2017, only the executive officers received PSU and RSUs that settle in RRD stock. A portion of the executive officer awards were made with phantom PSUs and phantom RSUs that may be settled in RRD stock or a cash payment equal to the stock price of units vesting.  Except where a portion of this CD&A speaks specifically to stock-vesting RSUs and PSUs, all references to RSUs and PSU awards in this CD&A include and describe such phantom awards.

(1)	Our corporate financial performance target is based on a non-GAAP financial measure. Please see Appendix A for a reconciliation of GAAP to non-GAAP amounts.

Stockholder Feedback on Pay Programs

In 2021, we continued our practice of engaging with stockholders about various corporate governance topics including executive compensation. Telephonic meetings were held or offered with significant institutional investors to, among other things, gather additional feedback on our compensation programs. In general, the feedback received from stockholders during these meetings with regard to executive compensation was positive and RRD received 95.6% vote in support of its executive compensation programs in the 2020 Say-on-Pay advisory vote.

Based on our stockholder engagement feedback, as well as our Say-on-Pay advisory vote results, we believe our overall executive compensation program was well received by our stockholders as it is tailored to our business strategies, aligned with our pay for performance philosophy and designed to create long-term value for stockholders.

Compensation Program Design

Compensation Philosophy

Our executive compensation program is designed to align the interests of our stockholders and executive officers while providing a total compensation package that enables us to attract talent, reward existing talent for past performance, retain talent, and motivate future performance. The HR Committee seeks to ensure that the compensation of our executive officers is tied to the achievement of both short-term and long-term performance objectives intended to drive stockholder value.

As a result, our compensation philosophy is guided by four principles:

•	Market Competitive—Provide target compensation levels that are competitive within the industries and markets in which we compete for executive talent

•

Performance Driven—Structure incentive plans so that executives share in successes and challenges by varying compensation from target levels based on achievement of performance objectives aligned with our annual and multi-year strategy

•	Balanced—Link pay to performance by making a substantial percentage of total executive compensation variable, or “at risk” through an appropriate balance of annual and long-term incentive awards

•	Stockholder Focused—Align a significant portion of executive pay with long-term stockholder interests through equity awards and stock ownership requirements

Best Practices

Our compensation philosophy and the resulting compensation programs incorporate the following best practices:

Clawback Policy

•      Awards granted under our time-based restricted stock units, cash incentive plans, stock option grants and performance shares or other performance-based awards are subject to forfeiture in the case of (i) fraud, or willing, knowing or intentional misconduct, (ii) the willful, knowing or intentional violation of RRD’s rules or applicable legal or regulatory requirements in the course of an executive officer’s employment, or (iii) conduct which results in the achievement of financial results that were subsequently restated due to RRD’s material noncompliance with any financial reporting requirement as a result of misconduct by any executive officer.

No Tax Gross-Ups	• No NEO is entitled to receive gross-ups for excise taxes or gross-ups on any supplemental benefits or perquisites.

No Dividends or Dividend Equivalents	• We do not pay or accrue for dividends on performance share units or restricted stock units.

Limited Perquisites	• We provide limited perquisites to executive officers.

Stock Ownership Guidelines	• We have meaningful stock ownership guidelines for the executive officers to further strengthen the alignment of management and stockholder interests.

No Repricing	• Our equity plans do not permit option re-pricing or option grants below fair market value.

Risk Management

•      Employees, directors and certain members of their immediate family members are prohibited from pledging, short sales, trading in publicly traded options, puts or calls, hedging or similar transactions with respect to our stock.

Annual Compensation Review

•      The HR Committee conducts an annual review of the executive compensation program to determine how well actual compensation targets and levels meet our overall philosophy and targeted objectives in comparison to both market data and, where available, peer group data.

Peer Group

On an annual basis, the HR Committee directs its compensation consultant, Meridian Compensation Partners (“Meridian”), to review the Company’s compensation peer group. Our 2021 peer group consists of the following 18 companies:

Alliance Data Systems Corporation	Automatic Data Processing, Inc.	Avery Dennison Corporation
Domtar Corporation	Expeditors International of Washington, Inc.	Fidelity National Information Services, Inc.
Graphic Packaging Holding Company	Hub Group Inc.	News Corporation
Packaging Corporation of America	Pitney Bowes Inc.	Quad/Graphics, Inc.
Sealed Air Corporation	Sonoco Products Co.	The Interpublic Group of Companies, Inc.
Thomson Reuters Corporation	Veritiv Corporation	Xerox Corporation

Based on the assessment of both our peer group and market data, the HR Committee determines whether the overall executive compensation program is consistent with our business strategy and objectives and promotes RRD’s compensation philosophy. In general, compensation levels for our NEOs are targeted at the 50th percentile of target market and peer group data, but the HR Committee also takes into account the performance, experience, skills, level of responsibility and future potential of each NEO rather than adhering to a specific benchmarked percentage for any of our NEOs.

2021 Compensation Detail

The table below sets forth the elements of our 2021 compensation program for our NEOs.

Component	Description/Rationale	Key Characteristics
Base Salary	• Fixed component of pay • Stable compensation element	• Level of responsibility • Role, responsibilities, experience and individual performance • Skills and future potential • Median of market and peer group data
Annual Incentive Plan

•      Variable and at-risk cash bonus plan

•      Target amount of bonus is determined as a percentage of the individual’s base salary

•      Rewards achievement against specific, pre-set annual corporate financial targets

•      Subject to a payout which ranges from 0% to 200% of target, with no payout for performance below 70% of the corporate financial target for Adjusted Income from Operations

• Corporate financial targets are set by the HR Committee at the start of the year

Long-Term Incentive Plan

•     Variable and at-risk compensation which link awards to RRD’s performance to increase alignment with stockholders through the use of PSUs and RSUs

•     Key component to attract and retain executive officers

•     Annual value intended to be a substantial component of overall compensation package for each NEO

•      Award values are determined based on

oLevel of responsibility

oIndividual skills, experience and performance

oMedian of peer group and market survey data

•     PSUs are tied to achievement of selected financial measures over a three-year performance period and payout can range from 0% to 150%

•     RSUs are time-vested over a three-year vesting period

The compensation program for our NEOs is primarily focused on incentive compensation, putting a significant portion of total compensation at risk. Consistent with our philosophy of aligning the compensation of our executive officers with creating long-term value for our stockholders, heaviest weighting is on long-term incentive compensation.

Base Salary

The base salaries of our NEOs were reviewed in February 2021, and certain increases in salary proposed by our CEO were approved by the HR Committee.  In approving these adjustments, the HR Committee, with guidance from our compensation consultant, considered each NEO’s then-current base salary against the base salaries of executives in similar positions in our peer group, market data, and each NEO’s individual performance, experience, skills, levels of responsibility and future potential.

Name	Dec. 31, 2020	Dec. 31, 2021	% Change

Daniel L. Knotts	$978,500	$1,135,000	16%
Terry D. Peterson	$575,000	$600,000	4%
John P. Pecaric	$525,000	$550,000	5%
Douglas D. Ryan	$550,000	$550,000	0%
Michael J. Sharp	$325,000	$345,000	6%
Deborah L. Steiner	$475,000	$515,000	8%

Annual Incentive Plan

Consistent with our compensation philosophy, the HR Committee set the corporate financial targets under the AIP for 2021 with the goal of motivating our executive team to meet operational and financial targets to enhance long-term stockholder value. The targets, along with individual performance goals, were set by the HR Committee at the beginning of the year following the presentation of the annual operating budget.  The corporate financial targets determine the funding level of the AIP.  Corporate financial targets were lower in 2021 than in 2020 to account for lower anticipated Income from Operations on account of the unfavorable impact from foreign exchange rates on portions of our cost structure.  However, after adjusting for the impact on changes in foreign exchange rates, the corporate financial targets were higher than in the prior year.

The corporate financial target under the AIP for 2021 was Adjusted Income from Operations.  The minimum and maximum payout levels range from 0% to 200% of target, with no payout for performance below 70% of the corporate financial target. NEOs do not receive a payout for achievement of individual performance goals unless the threshold corporate financial target is achieved. Thereafter, individual performance goals can modify an NEO’s AIP payout upward or downward based on achievement of such goals.

Adjusted Income from Operations is a non-GAAP measure defined as Income from Operations adjusted for specified items including, for example, restructuring and impairment charges, business acquisitions and divestitures and the adoption of new accounting principles.  The HR Committee believes the use of these non-GAAP adjustments for calculating the corporate financial target appropriately aligns AIP payouts with performance expectations under RRD’s annual operating budget.  The initial performance levels were set by the HR Committee at the beginning of the year after thorough discussion with management regarding the Company’s past targets as well as its historic and forecasted performance, and were challenging goals.

The table below sets forth a description of these targets, as well as 2021 achievement levels.

Target	Metric and Weighting	Achievement
Corporate Financial Targets	• Adjusted Income from Operations of $220.0 million at target	• Adjusted Income from Operations was $256.3 million(1) • Resulted in an achievement level of 128.0% of target
Individual Performance Goals	• Individual performance goals for our NEOs included achievement of working capital targets, productivity and safety targets, and completion of key strategic initiative

•     Most of the NEOs met or exceeded their individual performance goals under the AIP, resulting in adjustments to the baseline funding percentage of 128.0% of target based on achievement of corporate financial targets.  Mr. Knotts exceeded his individual performance goals, resulting in an AIP payout of 134%. For the other NEOs the baseline payout was slightly increased based upon their individual performance, resulting in AIP payouts ranging from 100% to 134% of their individual AIP target opportunity.

(1) Our corporate financial performance target is based on a non-GAAP financial measure. Please see Appendix A for a reconciliation of GAAP to non-GAAP amounts.

In 2021, with guidance from our compensation consultant, the HR Committee considered each NEO’s then-current AIP Target against the AIP Targets of executives in similar positions in our peer group, market data, and each NEO’s individual performance, experience, skills, levels of responsibility and future potential.  Based on this review, the HR Committee increased Mr. Pecaric’s AIP Target from 80% to 85%.  AIP target percentages and actual 2021 payouts based on the performance described above are shown in the table below:

Name	AIP Target (%)	AIP Payout at Target ($)	Actual Payout as % of Target (%)(1)(2)	Actual Payout ($)(2)

Daniel L. Knotts	135%	$1,532,250	134%	$2,059,344
Terry D. Peterson	90%	$540,000	134%	$725,760
John P. Pecaric	85%	$467,500	133%	$620,840
Douglas D. Ryan	80%	$234,538	100%	$234,538
Michael J. Sharp	50%	$172,500	131%	$226,320
Deborah L. Steiner	80%	$412,000	134%	$553,728

(1)

Award payouts are calculated using the annual base salary as of December 31, 2021 multiplied by the individual target percentage. This result is then multiplied by the approved Corporate Funding of 128% and then multiplied by the achievement percentage of performance goals. Each executive has performance goals split between the RRD Company IFO goal (“Goal 1”) and an aggregate of individual performance goals (“Goal 2”).  The goal weightings and achievement results for each executive are as follows:

(2)

Mr. Knotts: 60% weighting Goal 1 and 40% weighting for Goal 2, with a combined total achievement of 105%. Mr. Peterson: 60% weighting for Goal 1 and 40% weighting for Goal 2, with a combined total achievement of 105%. Mr. Pecaric: 50% weighting for Goal 1 and 50% weighting for Goal 2, with a combined total achievement result of 103.75%. Mr. Ryan: 50% weighting for Goal 1 and 50% weighting for Goal 2, with a combined total achievement result of 100%. Mr. Sharp: 60% weighting for Goal 1 and 40% weighting for Goal 2, with a combined total achievement result of 102.5%. Ms. Steiner: 60% weighting for Goal 1 and 40% weighting for Goal 2, with a combined total achievement result of 105%.

Long-Term Incentive Plan

In 2021, 50% of the target value of our long-term incentive grants were PSUs and 50% were RSUs.  Our PSUs were designed to more closely align the interests of our NEOs with our stockholders, while our RSUs were designed to promote retention of our key executives.  The HR Committee determines long-term incentive awards to our NEOs based on a review of grants to executives in similar positions in RRD’s peer group, market data, and each NEO’s individual performance, experience, skills, level of responsibility and future potential. RSUs and PSUs are settled in shares.

To limit usage of shares available for grant under our Amended and Restated Performance Incentive Plan of 2017, the HR Committee again rationed equity awards in 2021.  A portion of the awards of RSUs and PSUs in 2021 to NEOs were phantom awards (phantom RSUs and phantom PSUs) that may be settled in cash or shares in the HR Committee’s discretion.  Such phantom awards were granted in the same proportion and with the same vesting terms as the RSU and PSU grants.  Except as provided herein, all references to RSUs and PSU awards in this section include and describe such phantom awards. In 2021, approximately, 50% of all equity awards to RRD’s executive leadership team were phantom RSUs and PSUs that are expected to be settled in cash.

The PSUs have a three-year performance period which measures the Company’s performance against pre-determined cumulative free cash flow targets. Cumulative free cash flow is a non-GAAP metric defined as cash flow from continuing operations (excluding LSC bankruptcy payments, plus all investing cash flows (e.g., proceeds from facility sales, business dispositions and monetizing investments) less capital expenditures and certain other adjustments. We continue to use cumulative free cash flow as a metric because we believe it appropriately aligns our executive’s focus on improving our balance sheet flexibility with investing in our business to drive profitable growth. PSUs can pay out at a range from 0% to 150% of target with no shares earned for performance below 75% of target. The RSUs issued vest ratably over a three-year period.

PSUs granted in 2019 completed their three-year performance period in 2021.  The Company achieved Adjusted Cumulative Free Cash Flow of 136.2% of target during the performance period, resulting in vesting of 150% of the target award amount.

In 2021, the HR Committee approved the following grants to our NEOs under our long-term incentive program:

Name	Grant (# of PSUs)	Grant (# of RSUs)

Daniel L. Knotts	911,465	911,465
Terry D. Peterson	206,135	206,135
John P. Pecaric	143,405	143,405
Douglas D. Ryan	120,629	120,629
Michael J. Sharp	47,623	47,623
Deborah L. Steiner	138,229	138,229

Benefit Programs

The Company’s benefit programs were established based upon an assessment of competitive market factors and a determination of what was needed to retain high-caliber executives. For 2021, our primary benefits for executives included participation in broad-based plans at the same benefit levels as other employees. These plans included: savings plans, health and dental programs and various insurance programs, including disability and life insurance. In addition, certain executives, including certain of our NEOs, are provided with the following benefits:

•

Supplemental Insurance: Additional life and disability insurance is provided to enhance the value of our overall compensation program. The premium cost for these additional benefits is included as taxable income for the NEOs and there is no tax gross-up on this benefit.

•

Financial Counseling: Reimbursement of expenses for financial counseling to provide executives with access to an independent financial advisor of their choice. The cost of these services, if utilized, was included as taxable income for the NEO and there was no tax gross-up on this benefit.

•

Automobile Program: A monthly automobile allowance which provided eligible executives with an opportunity to use their car for both business and personal use in an efficient manner. This allowance was included as taxable income to the respective NEOs and there was no tax gross-up on this benefit.

•

Executive Physical: A medical physical examination once per year, including consultations with specialists, dieticians and physiologists, as needed.  The cost of these services, if utilized, was included as taxable income for the NEO and there was no tax gross-up on this benefit.

Additionally, certain of our executives, including our NEOs, participated in the following retirement programs, which have been terminated or frozen as described below:

•

Pension Plan: Qualified Retirement Plans (pension plans), which are described under Pension Benefits in this Form 10-K/A, were available to employees until December 31, 2011.  Because RRD froze its Qualified Retirement Plans as of December 31, 2011, generally no additional benefits will accrue under such plans or the related supplemental retirement plan.

•

Supplemental Retirement Plan: A supplemental retirement plan available to a select group of management or highly paid executives within RRD, including our NEOs, which is described under Pension Benefits in this Form 10-K/A, was available until December 31, 2011. This supplemental retirement plan no longer provides benefit accruals because the underlying pension plan described above was frozen as of December 31, 2011. Prior to that, the supplemental retirement plan took into account compensation above limits imposed by the tax laws.

Employment Arrangements

Each of our NEOs entered into an employment agreement with RRD in connection with the assumption of his or her position. In 2019, the Company entered into restated employment letters and change in control agreements with each of its executive officers, including each of the NEOs (other than Mr. Knotts).  Each employment agreement sets forth, among other things, the NEO’s base salary, target annual bonus opportunity, entitlement to participate in the Company’s benefit plans, equity awards, certain perquisites and provisions with respect to certain payments and other benefits upon termination of employment under certain circumstances (such as an involuntary separation from service, as set forth in the respective employment agreement). Mr. Knotts is also entitled to enhanced benefits in the event he is terminated without “cause” or terminates employment for “good reason” in connection with a “change in control” (each as defined in the applicable employment agreement).  Please see Potential Payments Upon a Termination or Change in Control in this Form 10-K/A for a description of the foregoing provisions.

Certain Other Policies

Operation of the Human Resources Committee

The HR Committee establishes and monitors RRD’s overall compensation strategy to ensure that our executive compensation program supports our business objectives and specifically establishes the compensation of the CEO, other senior officers and key management employees.

The HR Committee, with the assistance of Meridian, works to analyze competitive market data to determine appropriate base salary levels, annual incentive target levels, and long-term incentive target levels for our executives. In conducting market comparisons, the HR Committee seeks to establish compensation levels that approximate the median of the applicable surveys and peer group. The CEO is not a member of the HR Committee and does not vote on matters concerning executive pay.

With respect to our CEO’s pay, the HR Committee conducts an annual performance assessment of the CEO and determines appropriate adjustments to all elements of his pay based on his individual performance and the Company’s performance.

For the other executive officers, the CEO makes recommendations to the HR Committee for all elements of pay based on individual performance, market data from our peer group and published survey data. The HR Committee reviews, discusses, modifies, and approves, as appropriate, these recommendations.

The diagram below summarizes the HR Committee’s annual process for setting executive pay, which begins in July and concludes the following February.

July	Review and discuss timeline for setting executive pay
October	Review market competitive data including applicable compensation surveys and peer comparisons
December	Evaluate overall executive pay program • Approve proposed annual incentive plan design • Review proposed long-term incentive designs

February

Finalize executive pay

•      Review performance results for prior year and approve payouts of prior long-term incentive grants

•      Approve the Company’s annual operating plan

•      Approve executive base salaries and annual incentive targets and designs

•      Approve long-term incentive target and designs

At each of its regularly scheduled meetings throughout the year, the HR Committee reviews the Company’s performance under outstanding annual and long-term incentive plans.

Role of the Compensation Consultant

Compensation of executive officers was overseen by the HR Committee, which appointed and engaged Meridian as its executive compensation consultant to provide objective analysis, advice and recommendations on executive officer compensation and related matters in connection with the HR Committee’s decision-making process. Meridian, or Willis Towers Watson (“WTW”) until April 2021, attended all HR Committee meetings, and reported directly to the HR Committee, not to management, on matters relating to compensation for the executive officers.

WTW and Meridian provided additional services to RRD not under the direction of the HR Committee, whose services were pre-approved by the HR Committee. The HR Committee reviewed the work and services provided by WTW and Meridian and it determined that (a) such services were provided on an independent basis and (b) no conflicts of interest existed. Factors considered by the HR Committee in its assessment include:

1.	Other services provided to the Company by WTW and Meridian;
2.	Fees paid by the Company as a percentage of each of WTW’s and Meridian’s total revenue;
3.

WTW’s and Meridian’s policies and procedures that are designed to prevent a conflict of interest and maintain independence between the personnel who provide HR services and those who provide these other services;

4.	Any business or personal relationships between individual consultants involved in the engagement and HR Committee members;
5.	Whether any stock of RRD is owned by individual consultants involved in the engagement; and
6.	Any business or personal relationships between the Company’s executive officers and either WTW or Meridian or the individual consultants involved in the engagement.

Role of Management

Management, including the CEO and other executive officers, developed preliminary recommendations regarding compensation matters with respect to all executive officers other than the CEO, and provided these recommendations to the HR Committee. The HR Committee then reviewed management’s preliminary recommendations and made final compensation decisions, with advice from WTW, or, after the first half of 2021, Meridian, as appropriate. The management team was responsible for the administration of the compensation programs once the HR Committee’s decisions were finalized.

Risk Assessment

In 2021, the HR Committee, with the assistance of WTW, reviewed and evaluated our executive and employee compensation practices and concluded, based on this review, that any risks associated with such practices are not reasonably likely to have a material adverse effect on the Company. The determination primarily took into account the balance of cash and equity payouts, the balance of annual and long-term incentives, the type of performance metrics used, incentive plan payout leverage, possibility that the plan designs could be structured in ways that might encourage gamesmanship, avoidance of uncapped rewards, multi-year vesting for equity awards, use of stock ownership requirements for senior management and the HR Committee’s oversight of all executive compensation programs.

Tax Deductibility Policy

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally limits to $1 million annually the federal income tax deduction that that a publicly held corporation like RRD may claim for compensation payable to certain of its respective current and former executive officers.  The HR Committee prioritize its primary goals of structuring compensation programs to attract, motivate and retain executives as well as ensuring that pay aligns with performance and is in the best interests of RRD and its stockholders. Accordingly, achieving these goals may have resulted (and may continue to result) in compensation that, in certain cases, is not deductible for federal income tax purposes.

Stock Ownership Guidelines

The HR Committee has established stock ownership guidelines for all NEOs and certain other executives. Consistent with our compensation philosophy, these guidelines are designed to require the Company’s executives to have a meaningful equity ownership in RRD, and thereby link their interests with those of our stockholders. These stock ownership guidelines provide that within three years of hire or promotion, all of our NEOs, other than our CEO, must own and retain Company capital stock having a fair market value of 3x their salary and that our CEO must own and retain Company stock having a fair market value of 5x his salary. In the event a NEO does not achieve or make progress toward the required stock ownership level, the HR Committee has the discretion to take appropriate action.  As a result of the decline in the Company’s stock price over the past five years, Dan Knotts and Terry Peterson, but not the other NEOs, have achieved their required stock ownership level.  No executive subject to stock ownership guidelines has attempted or requested to sell their capital stock.

Hedging

The Board of Directors believes that hedging transactions that allow holders to own the Company’s securities without the full risks and rewards of ownership separate the holder’s interest from those of other stockholders. Accordingly, with respect to RRD securities, the Board adopted a policy forbidding directors, officers, and employees of the Company or its subsidiaries from pledging, holding in a “margin account” at a broker-dealer, short sales, trading in publicly traded options, puts or calls, hedging or any similar transactions or arrangements.

Human Resources Committee Report

The HR Committee of the Board of Directors of R. R. Donnelley & Sons Company, on behalf of the Board, establishes and monitors the Company’s overall compensation strategy to ensure that executive compensation supports the business objectives. In fulfilling its oversight responsibilities, the HR Committee reviewed and discussed with management the Compensation Discussion & Analysis set forth in this Amendment No. 1 on Form 10-K/A.

In reliance on the review and discussions referred to above, the HR Committee recommended to the Board that the Compensation Discussion & Analysis be incorporated in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as amended.

The HR Committee of R. R. Donnelley & Sons Company

Irene M. Esteves, Chair

Susan M. Gianinno

Timothy R. McLevish

Jamie Moldafsky

Executive Compensation

The Summary Compensation Table provides compensation information about our principal executive officer, principal financial officer, and the three most highly compensated executive officers other than the principal executive officer and principal financial officer as of December 31, 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value ($)(4)	All Other Compensation ($)(5)	Total ($)

Daniel L. Knotts	2021	1,135,000		8,239,641	2,059,344		36,292	11,470,277
President and	2020	978,500		4,495,017	1,398,913	138,171	41,209	7,051,809
Chief Executive Officer	2019	978,500		4,328,794	973,608	229,200	37,806	6,547,908

Terry D. Peterson	2021	600,000		1,863,460	725,760		37,982	3,227,202
Executive Vice President	2020	575,000		1,007,372	548,033		42,047	2,172,452
and Chief Financial Officer	2019	575,000		1,029,128	377,145	—	35,777	2,017,050

John P. Pecaric	2021	550,000		1,296,380	620,840		39,737	2,506,958
President—RRD Business	2020	525,000		697,412	444,780	29,243	39,637	1,736,072
Services and Marketing Solutions	2019	518,750		684,302	318,941	73,546	39,637	1,635,176

Douglas D. Ryan (6)	2021	231,250		1,090,485	234,538		1,509,564	3,065,837
Former President—RRD	2020	550,000		615,616	465,960	—	36,390	1,667,966
Marketing Solutions	2019	550,000		511,845	350,590	—	33,890	1,446,325

Michael J. Sharp	2021	345,000		430,509	226,320		3,194	1,005,023
Senior Vice President and
Chief Accounting Officer

Deborah L. Steiner	2021	515,000		1,249,586	553,728		28,756	2,347,070
Executive Vice President,	2020	475,000		684,888	402,420	—	28,006	1,590,314
Chief Administrative Officer	2019	462,500	40,000	589,395	311,554	—	28,284	1,431,733
and General Counsel

(1)	The 2019 amounts for Ms. Steiner reflect long-term incentive compensation paid as cash awards (the “Cash Awards”) granted under the Company’s 2012 Performance Incentive Plan (the “2012 PIP”) in 2016.
(2)

The amounts shown in this column constitute the aggregate grant date fair value of RSUs and PSUs, including phantom units, granted during fiscal years 2021, 2020 and 2019 under the 2017 PIP. The amounts are valued in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (which we refer to as ASC Topic 718). See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of the relevant assumptions used in calculating the fair value pursuant to ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assuming the maximum performance level is achieved, the grant date fair value of the PSUs for each NEO is as follows: $6,179,731 for Mr. Knotts; $1,397,595 for Mr. Peterson; $972,285 for Mr. Pecaric; $817,863 for Mr. Ryan; $322,882 for Mr. Sharp; and $937,189 for Ms. Steiner.

(3)

The amounts shown in this column include payments made under our AIP, which is a subplan of the 2017 PIP. At the outset of each year, the HR Committee sets performance criteria that are used to determine whether and to what extent the NEOs will receive payments under the AIP. See the Compensation Discussion & Analysis section of this Form 10-K/A for further information on the 2021 payments.

(4)

The amounts shown in this column include the change in actuarial values of each of the named executive officer’s benefits under our Pension Plans and Supplemental Pension Plans. When the career average benefits were converted to a cash balance account on 12/31/2001, the career average benefit as of that date becamea protected benefit. There was a decrease in benefits over 2021 due to an increase in discount rates, therefore, no change in value is reported.

(5)

Amounts in this column include the value of the following perquisites and other compensation provided to the NEOs in 2021: (a) an amount for automobile allowance which is the amount actually paid to each NEO; (b) personal tax/financial advice which is valued at actual amounts paid to each provider of such advice; (c) the premium paid by the Company for group term life insurance and supplemental disability insurance; and (d) imputed income from Company provided life insurance. Mr. Knotts is also able to use certain country clubs at which the Company has a business purpose membership for his personal use but to the extent that there is an incremental cost to the Company, Mr. Knotts reimburses the Company for such personal use.

(6)

Mr. Ryan’s employment was terminated on June 1, 2021. Amounts reflect actual paid compensation in 2021, including $1,485,000 of severance payments equal to 1.5x the sum of his base salary and target annual bonus as if all targets and objectives had been met, paid over the applicable severance period.   Mr. Ryan also received pro-rated vesting of restricted stock units.  Mr. Ryan’s performance stock units were pro-rated over their performance periods through his termination date but were not vested or paid in 2021.  The table below provides further detail regarding the perquisites and other compensation paid to our NEOs in 2021:

Named Executive Officer		Corporate Automobile Allowance ($)	Personal Tax/ Financial Advice ($)	Supplemental Life Insurance Premium ($)	Supplemental Disability Insurance Premium ($)	Imputed Income from Company Provided Life Insurance ($)	Other ($)	Total ($)

Daniel L. Knotts	2021	16,800	2,606	2,050	14,449	387	—	36,292
Terry D. Peterson	2021	16,800	4,485	10,215	6,095	387	—	37,982
John P. Pecaric	2021	16,800	625	12,415	9,510	387	—	39,737
Douglas D. Ryan	2021	7,700	—	6,995	9,708	161	—	24,564
Michael J. Sharp	2021	—	2,600	—	—	594	—	3,194
Deborah L. Steiner	2021	16,800	1,675	3,935	6,139	207	—	28,756

2021 Grants of Plan-Based Awards

The following table shows additional information regarding: (i) the threshold, target and maximum level of annual cash incentive awards for our NEOs for performance during 2021 under our AIP; and (ii) RSUs and PSUs (including phantom awards) granted in March 2021 that were awarded to help focus their attention on building stockholder value.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stocks or Units (#)(3)	and Option Awards(4)

Daniel L. Knotts	—	306,450	1,532,250	3,064,500	—	—	—	—	—
	3/2/2021	—	—	—	455,732	911,465	1,367,197	—	4,119,821
	3/2/2021	—	—	—	—	—	—	911,465	4,119,821

Terry D. Peterson	—	108,000	540,000	1,080,000	—	—	—	—	—
	3/2/2021	—	—	—	103,067	206,135	309,202	—	931,730
	3/2/2021	—	—	—	—	—	—	206,135	931,730

John P. Pecaric	—	93,500	467,500	935,000	—	—	—	—	—
	3/2/2021	—	—	—	71,702	143,405	215,107	—	648,190
	3/2/2021	—	—	—	—	—	—	143,405	648,190

Douglas D. Ryan	—	46,908	234,538	469,076	—	—	—	—	—
	3/2/2021	—	—	—	60,314	120,629	180,943	—	545,242
	3/2/2021	—	—	—	—	—	—	120,629	545,242

Michael J. Sharp	—	34,500	172,500	345,000	—	—	—	—	—
	3/2/2021	—	—	—	23,811	47,623	71,434	—	215,255
	3/2/2021	—	—	—	—	—	—	47,623	215,255

Deborah L. Steiner	—	82,400	412,000	824,000	—	—	—	—	—
	3/2/2021	—	—	—	69,114	138,229	207,343	—	624,793
	3/2/2021	—	—	—	—	—	—	138,229	624,793
(1)

In each case, the amount actually earned by each NEO under the Company Annual Incentive Plan is reported as Non-Equity Incentive Plan Compensation in the 2021 Summary Compensation Table. See the Compensation Discussion & Analysis section of this Form 10-K/A for further information on these payments.

(2)

Consists of PSUs and phantom PSUs awarded under the 2017 PIP. The awards granted on March 2, 2021 vest in full on the third anniversary of the grant date, to the extent earned by performance results. The PSUs and phantom PSUs can be earned based on a cumulative free cash flow measure over the three-year performance period. PSUs can pay out at a range of 0% to 150% of target, with no shares earned for performance below 75% of target.  The PSUs have no dividend or voting rights and are payable in shares of common stock of the Company upon vesting.  The phantom PSUs have no dividend equivalent rights and are payable in stock or cash based on the value of shares of common stock of the Company upon vesting. If employment is terminated other than for reasons of death, disability, or cause, or due to retirement, and (i) if such termination occurs more than 12 months after the performance period begins, the unvested portion of the PSUs and phantom PSUs will vest based on performance results at the end of the performance period on a prorated basis and (ii) if such termination occurs less than 12 months after the performance period begins, the unvested portion of the PSUs and phantom PSUs will be forfeited. NEO employment agreements provide for accelerated vesting of equity awards under certain circumstances. See the Potential Payments Upon Termination or Change in Control section of this Form 10-K/A.

(3)

Consists of RSUs and phantom RSUs awarded under the 2017 PIP. The awards granted on March 2, 2021 vest in three installments on the anniversary of the grant date. The RSUs have no dividend equivalent or voting rights and are payable in shares of common stock of the Company upon vesting.  The phantom RSUs have no dividend equivalent rights and are payable in stock or cash based on the value of shares of common stock of the Company upon vesting. If employment is terminated other than for reasons of death, disability, or cause, or due to retirement, the RSU or phantom RSU installment vesting after termination of employment shall vest based on a proration of the installment period.  NEO employment agreements provide for accelerated vesting of equity awards under certain circumstances. See the Potential Payments Upon Termination or Change in Control section of this Form 10-K/A.

(4)

Grant date fair value with respect to the awards is determined in accordance with ASC Topic 718. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table shows certain information about unexercised options and unvested stock awards at December 31, 2021. All amounts below have been adjusted to give effect to the 1-for-3 reverse stock split that was effective October 1, 2016.

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Daniel L. Knotts	14,500	—	21.48	3/1/2022	—	—	—	—
	—	—	—	—	—	—	925,237	10,418,169
Terry D. Peterson	—	—	—	—	86,849	977,920	235,805	2,655,164
John P. Pecaric	—	—	—	—	75,599	851,245	309,005	3,479,396
Douglas D. Ryan	—	—	—	—	—	—	73,460	827,160
Michael J. Sharp	—	—	—	—	—	—	59,752	672,808
Deborah L. Steiner	—	—	—	—	—	—	105,445	1,187,311

Note:	Multiple awards have been aggregated where the expiration date and the exercise price of the instruments are identical.
(1)

In connection with RRD’s spinoff of LSC Communications and Donnelly Financials Solutions in 2016, certain option awards held by Mr. Knotts were converted and adjusted into options to purchase the common stock of each spin-off company and are not included in this table.

(2)	The following table provides information with respect to the vesting of each NEO’s outstanding unvested restricted stock units and performance stock units that are set forth in the above table.

Vesting Date	Knotts	Peterson	Pecaric	Ryan	Sharp	Steiner

3/2/2023	523,292	201,450	220,119	73,460	12,129	44,487
3/2/2024	401,945	121,204	164,485	—	47,623	60,958

(3)	Assumes a closing price per share of $11.26 on December 31, 2021, the last trading day of the year.
(4)

Reflects that performance on unearned shares for the 2019, 2020, and 2021 grants are tracking above threshold but below target for such awards. As such, the values included in this column reflects the target payment value of these unearned shares.

2021 Option Exercises and Stock Vested

The following table shows information regarding the value of options exercised and RSUs and PSUs that vested during 2021.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)(2)	Value Realized on Vesting ($)(2)

Daniel L. Knotts(3)	—	—	4,898,335	46,521,542
Terry D. Peterson(4)	—	—	992,620	9,412,000
John P. Pecaric(5)	—	—	497,039	4,347,619
Douglas D. Ryan	—	—	152,215	731,179
Michael J. Sharp(6)	—	—	251,974	2,394,584
Deborah L. Steiner(7)	—	—	811,191	7,788,568

(1)	Represents the vesting of RSUs and other similar instruments under the Company’s equity plans.

To mitigate the potential impact of Sections 280G and 4999 of the Code on RRD and its applicable executive officers, effective December 17, 2021, the Board approved the acceleration into December 2021 of the vesting and payment of certain equity awards, equity-based awards and cash-based awards, as applicable, that otherwise would have been payable to Mr. Knotts, Mr. Pecaric, Mr. Peterson, Mr. Sharp and Ms. Steiner on or prior to the closing of the Merger, as described further under Part III, Item 12, “Change in Control.”. These actions are intended to preserve compensation-related corporate income tax deductions for RRD that might otherwise be disallowed through the operation of Section 280G of the Code and to mitigate or eliminate the amount of excise tax that may be payable by the Executives pursuant to Section 4999 of the Code in connection with Section 280G of the Code in certain circumstances.  In approving the accelerated vesting and payment of such awards, the Board considered, among other things, the projected value of the corporate income tax deductions that might otherwise be lost as a result of the effect of Section 280G of the Code and the benefits to RRD of reducing the potential tax burden on the affected NEOs.

Accelerated vesting and payments took one or more of the following forms, to the extent applicable to each affected NEO (i) accelerated vesting and settlement in shares of RRD Common Stock of certain RRD RSUs that would otherwise have vested in 2022, 2023 or 2024, as applicable (“Accelerated RSUs”); (ii) accelerated vesting and settlement in shares of RRD Common Stock of certain non-phantom RRD PSUs granted in 2019, 2020 and 2021, assuming vesting at 150%, 150% and 100% performance levels, respectively (“Accelerated PSUs”); (iii) accelerated vesting and payout of RRD Phantom RSUs in cash that would otherwise have vested in 2022, 2023 and 2024 (“Accelerated Phantom RSUs”); and (iv) accelerated vesting and payout in cash of phantom RRD PSUs granted in 2019 and 2020, in each case assuming vesting at 150% performance levels, respectively (“Accelerated Phantom PSUs”). The Accelerated RSUs, Accelerated PSUs, Accelerated Phantom RSUs and Accelerated Phantom PSUs (collectively, the “Accelerated Amounts”) will offset the corresponding payments or amounts each Executive would have otherwise been entitled to receive upon the consummation of the Merger, precluding duplication of payments. All Accelerated Amounts will be reduced by applicable tax withholdings.

In connection with the accelerated equity and equity-based award vesting and payment described above, each affected NEO has signed an Acceleration and Clawback Acknowledgement. Each Acceleration and Clawback Acknowledgement provides that the Executive’s accelerated payments are subject to certain repayment and true-up conditions.  Specifically, if an affected NEO voluntarily terminates their employment with RRD or their employment is terminated for “cause” (as defined in the Knotts Employment Agreement or the affected NEO’s Change in Control Agreement, as applicable) prior to the closing of the Merger, or, if earlier, prior to the date on which the applicable payment would have been made but for the payment of the Accelerated Amounts, and such termination otherwise would result in forfeiture of any portion of the Accelerated RSUs, Accelerated Phantom RSUs, Accelerated PSUs or Accelerated Phantom PSUs that constitute Accelerated Amounts, as applicable, then the Executive is required to repay to RRD the applicable number of shares of RRD Common Stock underlying Accelerated RSUs and Accelerated PSUs in connection with the Accelerated Amounts and the applicable cash amount underlying the Accelerated Phantom RSUs and Accelerated Phantom PSUs, in each case that constitute Accelerated Amounts, as applicable, received by the Executive on a net after-tax basis.

(2)

Value realized on vesting of RSUs and PSUs is the fair market value on the date of vesting or, in the case of the accelerated vesting described above in footnote 1, the per share price set forth in the Merger Agreement. For RSUs and PSUs that vested on March 2, 2021, fair market value is based on the closing price of $4.52 per share.  For RSUs that vested on March 4, 2021, fair market value is based on the closing price of $3.87 per share.  Closing prices are as reported on the NYSE.  The value realized on vesting of the Accelerated RSUs and Accelerated PSUs is $10.85 per share based on the per share price set forth in the Merger Agreement

(3)

In addition to equity awards vesting in the ordinary course in March 2021, a total of 2,909,037 shares of RRD Common Stock vested in December 2021 as part of the acceleration of equity awards described in footnote 1 above, consisting of (i)(a) 483,878 Accelerated RSUs, which were scheduled to vest in March 2022; (b) 332,628 Accelerated RSUs, which were scheduled to vest in March 2023; and (c) 169,840 Accelerated RSUs, which were scheduled to vest in March 2024; (iii)(a) 680,628 Accelerated PSUs granted in 2019, which were scheduled to pay out in early 2022; (b) 732,543 Accelerated PSUs granted in 2020, which were scheduled to pay out in early 2023; and (c) 509,520 Accelerated PSUs granted in 2021, which were scheduled to pay out in early 2024; (iv)(a) $3,792,129 for Accelerated Phantom RSUs that were scheduled to vest in March 2022; (b) $3,792,129 for Accelerated Phantom RSUs that were scheduled to vest in March 2023; and (c) $1,453,705 for Accelerated Phantom RSUs that were scheduled to vest in March 2024; and (v) $2,006,328 for Accelerated Phantom PSUs granted in 2020, which were scheduled to pay out in early 2023. The value of Mr. Knotts’ Accelerated RSUs and Accelerated PSUs is $31,563,051, assuming a per share price of $10.85.

(4)

In addition to equity awards vesting in the ordinary course in March 2021, a total of 665,368 shares of RRD Common Stock vested in December 2021 as part of the acceleration of equity awards described in footnote 1 above, consisting of (i) (a) 110,851 Accelerated RSUs, which were scheduled to vest in March 2022; (b) 74,892 Accelerated RSUs, which were scheduled to vest in March 2023; and (c) 38,411 Accelerated RSUs, which were scheduled to vest in March 2024; (ii)(a) 161,813 Accelerated PSUs granted in 2019, which were scheduled to pay out in early 2022; (b) 164,169 Accelerated PSUs granted in 2020, which were scheduled to pay out in early 2023; and (c) 115,232 Accelerated PSUs granted in 2021, which were scheduled to pay out in early 2024; (iii)(a) $852,821 for Accelerated Phantom RSUs that were scheduled to vest in March 2022; and (b) $239,286 for Accelerated Phantom RSUs that were scheduled to vest in March 2023; and (iv) N/A. The estimated value of Mr. Peterson’s Accelerated RSUs and Accelerated PSUs is $7,219,243.

(5)

In addition to equity awards vesting in the ordinary course in March 2021, a total of 243,829 shares of RRD Common Stock vested in December 2021 as part of the acceleration of equity awards described in footnote 1 above, consisting of (i) an Accelerated Bonus in the amount of $514,250; (ii)(a) 69,691 Accelerated RSUs, which were scheduled to vest in March 2022; (b) 51,978 Accelerated RSUs, which were scheduled to vest in March 2023; and (c) 26,721 Accelerated RSUs, which were scheduled to vest in March 2024; (iii)(a) 79,709 Accelerated PSUs granted in 2019, which were scheduled to pay out in early 2022; and (b) 15,730 Accelerated PSUs granted in 2020, which were scheduled to pay out in early 2023; (iii) $672,722 for Accelerated Phantom RSUs that were scheduled to vest in March 2022; and (iv) $365,363 for Accelerated Phantom PSUs granted in 2019, which were scheduled to pay out in early 2022. The estimated value of Mr. Pecaric’s Accelerated RSUs and Accelerated PSUs is $2,645,545, assuming a per share price of $10.85.

(6)

In addition to equity awards vesting in the ordinary course in March 2021, a total of $2,350,972 was paid in December 2021 as part of the acceleration of phantom equity awards described in footnote 1 above, consisting of (i) N/A; (ii) N/A; (iii)(a) $469,024 for Accelerated Phantom RSUs that were scheduled to vest in March 2022; (b) $381,844 for Accelerated Phantom RSUs that were scheduled to vest in March 2023; and (c) $172,233 for Accelerated Phantom RSUs that were scheduled to vest in March 2024; and (iv)(a) $392,303 for Accelerated Phantom PSUs granted in 2019, which were scheduled to pay out in early 2022; and (b) $745,818 for Accelerated Phantom PSUs granted in 2020, which were scheduled to pay out in early 2023.

(7)

In addition to equity awards vesting in the ordinary course in March 2021, a total of 315,764 shares of RRD Common Stock vested in December 2021 as part of the acceleration of equity awards described in footnote 1 above, consisting of (i)(a) 50,560 Accelerated RSUs, which were scheduled to vest in March 2022; (b) 50,561 Accelerated RSUs, which were scheduled to vest in March 2023; and (c) 25,757 Accelerated RSUs, which were scheduled to vest in March 2024; (ii)(a) 111,615 Accelerated PSUs granted in 2020, which were scheduled to pay out in early 2023; and (b) 77,271 Accelerated PSUs granted in 2021, which were scheduled to pay out in early 2024; (iii)(a) $846,593 for Accelerated Phantom RSUs that were scheduled to vest in March 2022; (b) $576,764 for Accelerated Phantom RSUs that were scheduled to vest in March 2023; and (c) $220,461 for Accelerated Phantom RSUs that were scheduled to vest in March 2024; and (iv)(a) $1,214,234 for Accelerated Phantom PSUs granted in 2019, which were scheduled to pay out in early 2022; and (b) $879,306 for Accelerated Phantom PSUs granted in 2020, which were scheduled to pay out in early 2023. The estimated value of Ms. Steiner’s Accelerated RSUs and Accelerated PSUs is $3,426,039, assuming a per share price of $10.85.

Pension Benefits

Generally, effective December 31, 2011, the Company froze benefit accruals under all of its then-existing Federal income tax qualified U.S. defined benefit pension plans (collectively referred to as the Qualified Retirement Plans) that were still open to accruals. Therefore, beginning January 1, 2012, participants generally ceased earning additional benefits under the Qualified Retirement Plans. Thereafter, the Qualified Retirement Plans were merged into one Qualified Retirement Plan and generally no new participants will enter this plan. Before the Qualified Retirement Plans were frozen, accrual rates varied based on age and service. Accruals for the plans were calculated using compensation that generally included salary and annual cash bonus awards. The Qualified Retirement Plan is funded entirely by the Company with contributions made to a trust fund from which the benefits of participants are paid.

The amount of annual earnings that may be considered in calculating benefits under a Federal income tax qualified pension plan is limited by law. The U.S. Internal Revenue Code also places other limitations on pensions that can accrue under tax qualified plans. Prior to being frozen, to the extent an employee’s pension would have accrued under one of the Qualified Retirement Plans if it were not for such limitations, the additional benefits were accrued under an unfunded supplemental pension plan (referred to as the “SERP”). On December 31, 2021, approximately 153 individuals were covered by the SERP as active employees or terminated employees with vested benefits who did not receive payments in 2021, and in 2021 approximately 159 individuals received payments from the SERP. Prior to a change in control of the Company, the SERP is unfunded and provides for payments to be made out of the Company’s general assets. Because the Company froze the Qualified Retirement Plans as of December 31, 2011, generally no additional benefits will accrue under the Qualified Retirement Plan or the related SERP.

Some participants in the Qualified Retirement Plan, including those that have a cash balance or pension equity benefit, can elect to receive either a life annuity or a lump sum amount upon termination. Other participants will receive their Qualified Retirement Plan benefit in the form of a life annuity. Under a life annuity benefit, benefits are paid monthly after retirement for the life of the participant or, if the participant is married or chooses an optional benefit form, generally in a reduced amount for the lives of the participant and spouse or other named beneficiary.

Mr. Peterson, Mr. Sharp and Ms. Steiner were hired after the Qualified Retirement Plan was frozen and thus they are not participants in the Qualified Retirement Plan or the SERP. For Mr. Knotts and Mr. Pecaric, the table below shows the present value of their accumulated benefit under the Qualified Retirement Plan and the SERP as of December 31, 2021.

See Note 9 to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of the relevant assumptions used in calculating the present value of the current accrued benefit with respect to each NEO under the Qualified Retirement Plan and the SERP set forth in the table below.

2021 Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)

Daniel L. Knotts	Pension Plan	25	$538,832	—
	SERP	25	$897,696	—
John P. Pecaric	Pension Plan	26	$620,079	—
	SERP	26	$168,687	—
(1)

The present values reflect the 12/31/2001 protected benefit for the legacy RRD cash balance benefits.  When the career average benefits were converted to a cash balance account on 12/31/2001, the career average benefit as of that date became a protected benefit.

Potential Payments Upon Termination or Change in Control

Termination Other Than After a Change in Control

Mr. Knotts

The Company entered into an employment agreement with Mr. Knotts in 2016 (the “Knotts Employment Agreement”) in connection with his appointment as President and CEO.  The agreement provides for severance in the event Mr. Knott’s employment is terminated by the Company without “Cause” or by Mr. Knotts for “Good Reason” (in each case, as defined in Mr. Knott’s agreement).

Other NEOS

All of our NEOs (other than Mr. Knotts) entered into restated employment letters with the Company in 2019 entitling them to receive severance under the terms of the Company’s Senior Leadership Separation Pay Plan (“SLSPP”). For each NEO other than Mr. Knotts, the SLSPP provides for payments of certain benefits, as described below, upon termination of employment.

The purpose of the SLSPP is to provide certain severance benefits to key employees of the Company, including the NEOs, other than Mr. Knotts. Under the SLSPP, if an eligible employee is terminated without cause or if an eligible employee resigns for good reason (in each case, as defined in the SLSPP), each a “Qualifying Termination,” then, the eligible employee is eligible to receive the following benefits:

1.	An amount equal to 1.5x of the eligible employee’s annualized total compensation (as defined in the SLSPP), payable in equal periodic installments over an 18-month period;
2.

A lump-sum amount equal to the amount, if any, that would have been payable to the executive officer under the Company’s annual bonus program for the calendar year in which the separation from service occurs had such executive officer remained employed through such calendar year, based on the Company’s actual performance and pro-rated based on the number of days the executive officer was employed by the Company during the calendar year (the “Pro-Rata Bonus”);

3.	Continued COBRA coverage (subsidized by the Company at active employee rates) under the Company’s medical (including the executive officer physical program), dental and vision plans for 18 months; and

4.	Continued coverage (paid by the Company) under the executive officer’s separate individual life and disability policies and financial planning benefit, in each case, for 18 months.

In addition, the executive officer must execute and comply with a separation agreement, which, among other things, will include restrictive covenants, such as an 18-month post-termination noncompete, an 18-month post termination customer non-solicit, a 24-month post-termination employee non-solicit and a perpetual confidentiality clause.

The benefits to be provided to each NEO in each of those situations are described in the tables below, which assume that the termination took place on December 31, 2021.

Termination After a Change in Control

As previously disclosed, on December 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Chatham Delta Parent, Inc., a Delaware corporation (“Parent”), and Chatham Delta Acquisition Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Acquisition Sub”), providing for the merger of Acquisition Sub with and into the Company pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), upon the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Acquisition Sub are affiliates of Chatham Asset Management, LLC (“CAM”). Information regarding payments in connection with the Merger, which constitutes a Change in Control, is set forth in the table below under the heading “Resignation for Good Reason or Termination without Cause after a Change in Control.”

Mr. Knotts

The Knotts Employment Agreement provides for severance benefits in the event Mr. Knott’s employment is terminated by the Company without “Cause” or by Mr. Knotts for “Good Reason” (in each case, as defined in the Knotts Employment Agreement) following a Change in Control (as defined in the Knotts Employment Agreement).  Mr. Knotts is not entitled to tax gross-ups upon a termination after a Change in Control (as defined in his employment agreement).  The Knotts Employment Agreement provides that, if an excise tax is triggered, his Change in Control payments will be reduced below the threshold triggering the excise tax if the net, after-tax benefit to Mr. Knotts is higher.

Other NEOs

Each NEO, other than Mr. Knotts, is a party to a Change in Control Agreement, which provides for enhanced severance upon a qualifying termination in connection with a change in control (as defined in the change in control agreements). Specifically, in the event of a termination by the Company for reasons other than cause or on account of the executive officer’s death, or if the executive officer resigns for good reason (in each case, as defined in the Change in Control Agreement) during the 24-month period following the date of a change in control, the executive officer is eligible to receive:

1.

A lump-sum cash payment equal to 2.0X the executive officer’s annualized total compensation (as defined in the Change in Control Agreement); provided that, in some instances, such amount may be paid in equal regular installments over a 24-month period;

2.

A lump-sum amount equal to the amount, if any, that would have been payable to the executive officer under the Company’s annual bonus program for the calendar year in which the separation from service occurs had such executive officer remained employed through such calendar year, based on the Company’s actual performance and pro-rated based on the number of days the executive officer was employed by the Company during the calendar year;

3.	Continued COBRA coverage (subsidized at active employee rates) under the Company’s medical (including the executive officer physical program), dental and vision plans for a period of 18 months; and

4.

Continued coverage (paid by the Company) under the executive officer’s separate individual life and disability policies and the executive officer’s financial planning benefit, in each case, for a period of 24 months.

Potential Payment Obligations Under Employment Agreements upon Termination of Employment

The following tables set forth our payment obligations under Mr. Knott’s employment agreement and each other NEO’s rights under the SLSPP upon a termination of the employment of our NEOs. The tables do not include payments or benefits that do not discriminate in scope, terms or operation in favor of the NEOs and are generally available to all salaried employees, or pension payments that are discussed in the Pension Benefits section in this Form 10-K/A.

Unless otherwise noted, the descriptions of the payments below are applicable to all of the tables relating to potential payments upon termination or termination after a change in control.

Disability or Death—To the extent that a NEO participates in our pension plan, such NEO could be entitled to pension benefits upon death or disability according to the terms of the pension plan. The employment agreements provide that in the event of disability or death, in addition to payments under the Company’s disability benefits plan or life insurance program, as applicable, and each as available to all salaried employees, each NEO is entitled to benefits paid under a supplemental disability insurance policy or supplemental life insurance policy, as applicable, maintained by the Company for the NEO’s benefit. Pursuant to the terms of the Company’s AIP, each NEO is also entitled to his or her pro-rated annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid and as available to all salaried employees.

Additionally, all unvested equity awards held by each NEO will immediately vest upon disability or death pursuant to the terms of the applicable award agreements.

Equity Acceleration—Pursuant to the terms of the SLSPP, equity awards for all NEOs other than Mr. Knotts are treated in accordance with the underlying equity award agreements. All agreements for awards through 2018 specify that all equity awards are forfeited in the event of termination by the Company for any reason (other than death, disability or following a change of control) or in the event of the resignation of the NEO.  Agreements for awards made after 2018 specify that the NEOs will receive a pro rata portion of their award in the event of a retirement or if the NEO is terminated by the Company without Cause or for Good Reason. In all other cases (other than death, disability or following a change of control), the awards will be forfeited.  With respect to Mr. Knotts, all outstanding equity awards will vest in the event Mr. Knotts employment is terminated by the Company without Cause or if Mr. Knotts resigns for Good Reason. All NEOs, including Mr. Knotts, are generally entitled to immediate vesting of all outstanding equity awards upon termination following a change of control (as defined in the applicable performance incentive plan) under the terms of such performance incentive plan.

Value of accelerated RSUs is the fair market value on the date of termination. Value of accelerated PSUs is the fair market value on the date of termination. For purposes of the tables, fair market value is the closing price on December 31, 2021 (the last trading day of the fiscal year) of $11.26 and, based upon the terms of the Merger Agreement, $10.85 for resignations or terminations without Cause after a Change in Control.

Health Care Benefits—The SLSPP provides that, after resignation for good reason or termination without cause, the Company will continue providing medical (including the executive officer physical program), dental, and vision coverage to the NEO that the NEO was eligible to receive immediately prior to such termination for a period of time under COBRA subsidized by the Company at active employee rates. For Mr. Knotts, this period is 24 months after such resignation or termination before a Change in Control, and the last day of the second calendar year following the calendar year in which such termination occurs after a Change in Control. For Mr. Peterson, Mr. Pecaric, Mr. Ryan and Ms. Steiner this period is 18 months after such resignation or termination. In the event of resignation other than for good reason or termination with Cause, the NEO is entitled to the same benefits as all other employees would be entitled to after termination. Benefits payable upon disability or death are described above in “Disability or Death.”

280G Tax Treatment—Upon a change in control (as defined in Section 4999) of the Company, an NEO may be subject to certain excise taxes under Section 4999 of the Internal Revenue Code with respect to payments that are treated as excess parachute payments under Section 280G. With respect to Mr. Knotts, the Company will reduce the amount of the payments the NEO would otherwise be entitled to receive to below the threshold triggering the excise taxes under Section 4999, provided that the net, after-tax benefit to the NEO is higher.

Mr. Knotts, the Company’s President and Chief Executive Officer, would be entitled to the following:

	Resignation for Good Reason or Termination Without Cause ($)		Resignation for other than Good Reason or Termination With Cause ($)	Resignation for Good Reason or Termination Without Cause after Change in Control ($)		Disability ($)		Death ($)
Cash:
Base Salary	2,270,000	(1)	—	3,393,650	(3)	—	(3)	—
Bonus	3,064,500	(1)	—	4,581,428	(3)	—	(4)	—	(4)
Lump Sum	—		—	75,000		—		—

Equity:(5)
Restricted Stock Units(6)	—		—	—		—		—
Performance Stock Units(7)	13,364,303		—	12,877,681		13,364,303		13,364,303

Benefits and Perquisites:(8)
Post-Termination Health Care	23,410		—	23,410		—		—
Supplemental Life Insurance	4,100		—	4,100		—		2,000,000	(9)
Supplemental Disability Insurance	28,898		—	28,898		3,365,380	(10)	—
Financial Planning	24,000		—	24,000		—		—
Car Allowance	33,600		—	33,600		—		—
Total:	18,812,811		—	21,041,766		16,729,683		15,364,303

(1)	Mr. Knotts is entitled to 2x base salary and 2x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period.
(2)

Mr. Knotts is entitled to 2.99x base salary and 2.99x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Mr. Knotts is also entitled to his pro-rated annual bonus for the year in which the termination after a Change in Control occurs, payable at the same time as and to the extent that all other annual bonuses are paid. This bonus is not reflected in this table as, assuming a termination date of December 31, 2021, Mr. Knotts would have been entitled to this bonus pursuant to the terms of the AIP under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll of the Company as of December 31) which are the same terms generally available to all salaried employees who participate in the plan. Mr. Knotts is also entitled to a lump sum in the event of a Change in Control.

(3)	Mr. Knotts is entitled to the same 50% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.
(4)

Pursuant to the terms of the Company’s AIP, Mr. Knotts is entitled to his pro-rated annual bonus for the year in which the disability or death occurs, payable at the same time as, and to the extent that, all other annual bonuses are paid which are the same terms generally available to all salaried employees who participate in the plan. As Mr. Knotts would have been entitled to his annual bonus on December 31 pursuant to the terms of the AIP, the bonus is not reflected in this table for a termination due to death or disability.

(5)

Assumes a price per share of $10.85 per the terms of the terms and conditions of the Merger Agreement for Resignation for Good Reason or Termination Without Cause after Change in Control, and $11.26 per share (as of December 31, 2021) for Resignation for Good Reason or Termination Without Cause, Disability or Death.

(6)	All unvested equity awards held by Mr. Knotts will immediately vest under the terms of the 2012 and 2017 PIP.
(7)

Mr. Knott's unvested PSU awards will forfeit upon a Resignation for Good Reason or Termination with Cause without a change in control.  Under the terms of the Merger Agreement, each RRD PSU in respect of which the performance period has not expired as of the actual Effective Time will vest based on the attainment of the applicable performance metrics at the greater of target and actual level of performance, while each RRD PSU in respect of which the performance period has expired will vest based on actual performance.  Based on the foregoing, the Board of Directors determined that PSUs granted in 2020 (523,292 shares) will vest with a 150% performance factor and PSUs granted in 2021 (401,945 shares) will vest at 100%.  The amounts in the table reflect these vesting determinations.

(8)	Except as disclosed, Mr. Knotts receives the same benefits that are generally available to all salaried employees upon death or disability.
(9)	Represents benefits payable under a supplemental life insurance policy maintained by the Company for the benefit of Mr. Knotts in excess of the amount generally available to all salaried employees.
(10)

Represents benefits payable under a supplemental disability insurance policy maintained by the Company for the benefit of Mr. Knotts in excess of the amount generally available to all salaried employees.

Mr. Peterson, the Company’s Executive Vice President and Chief Financial Officer, would be entitled to the following:

	Termination Without Cause ($)		Termination With Cause ($)	Termination Without Cause after a Change in Control ($)		Disability ($)		Death ($)
Cash:
Base Salary	900,000	(1)	—	1,200,000	(2)	—	(3)	—
Bonus	810,000	(1)	—	1,080,000	(2)	—	(4)	—	(4)

Equity:(5)
Restricted Stock Units(6)	977,920		—	942,312		977,920		977,920
Performance Stock Units(7)	3,470,963		—	3,344,578		3,470,963		3,470,963

Benefits and Perquisites:(8)
Post-Termination Health Care	33,662		—	33,662		—		—
Supplemental Life Insurance(9)	15,323		—	20,430		—		2,000,000
Supplemental Disability Insurance(10)	9,142		—	12,189		2,091,335		—
Financial Planning	18,000		—	24,000		—		—
Car Allowance	—		—	—		—		—
Total:	6,235,009		—	6,657,170		6,540,217		6,448,882

(1)

Upon a Termination Without Cause, Mr. Peterson is entitled to 1.5x Annualized Total Compensation (base salary and target annual bonus) as if all targets and objectives had been met, paid over the applicable severance period.

(2)

Upon Termination Without Cause after a Change in Control, Mr. Peterson is entitled to 2x Annual Total Compensation if all targets and objectives had been met. Mr. Peterson is also entitled to his pro-rated annual bonus for the year in which the termination after a Change in Control occurs, payable at the same time as and to the extent that all other annual bonuses are paid. This bonus is not reflected in this table as, assuming a termination date of December 31, 2021, Mr. Peterson would have been entitled to this bonus pursuant to the terms of the AIP under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll of the Company as of December 31) which are the same terms generally available to all salaried employees who participate in the plan.

(3)	Mr. Peterson is entitled to the same 50% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.
(4)

Pursuant to the terms of the Company’s AIP, Mr. Peterson is entitled to his pro-rated annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid which are the same terms generally available to all salaried employees who participate in the plan. As Mr. Peterson would have been entitled to his annual bonus on December 31 pursuant to the terms of the AIP, the bonus is not reflected in this table for a termination due to death or disability.

(5)

Assumes a price per share of $10.85 per the terms of the terms and conditions of the Merger Agreement for Resignation for Good Reason or Termination Without Cause after Change in Control, and $11.26 per share (as of December 31, 2021) for Resignation for Good Reason or Termination Without Cause.

(6)

All unvested RSU awards held by Mr. Peterson will immediately vest in the event of a Change in Control or upon disability or death, pursuant to the terms of the applicable award agreements.  Mr. Peterson is also entitled to a pro rata portion of unvested RSUs upon a Termination without Cause, Disability or Death.

(7)

Mr. Peterson's unvested PSU awards will forfeit upon a Termination with Cause without a change in control.  His 2020 and 2021 unvested PSUs will be prorated if the termination occurs at least 12 months from the beginning of the performance period.  Under the terms of the Merger Agreement, each RRD PSU in respect of which the performance period has not expired as of the actual Effective Time will vest based on the attainment of the applicable performance metrics at the greater of target and actual level of performance, while each RRD PSU in respect of which the performance period has expired will vest based on actual performance.  Based on the foregoing, the Board of Directors determined that PSUs granted in 2020 (144,902 shares) will vest with a 150% performance factor and PSUs granted in 2021 (90,903 shares) will vest at 100%.  The amounts in the table reflect these vesting determinations.

(8)	Except as disclosed, Mr. Peterson receives the same benefits that are generally available to all salaried employees upon death or disability.
(9)	Represents benefits payable under a supplemental life insurance policy maintained by the Company for the benefit of Mr. Peterson in excess of the amount generally available to all salaried employees.
(10)

Represents benefits payable under a supplemental disability insurance policy maintained by the Company for the benefit of Mr. Peterson in excess of the amount generally available to all salaried employees.

Mr. Pecaric, the Company’s President, RRD Business Services, would be entitled to the following:

	Termination Without Cause ($)		Termination With Cause ($)	Termination Without Cause after a Change in Control ($)		Disability ($)		Death ($)
Cash:
Base Salary	825,000	(1)	—	1,100,000	(2)	—	(3)	—
Bonus	701,250	(1)	—	935,000	(2)	—	(4)	—	(4)

Equity:(5)
Restricted Stock Units(6)	851,245		—	820,249		851,245		851,245
Performance Stock Units(7)	4,411,724		—	4,251,084		4,411,724		4,411,724

Benefits and Perquisites:(8)
Post-Termination Health Care	23,410		—	23,410		—		—
Supplemental Life Insurance(9)	18,623		—	24,830		—		2,000,000
Supplemental Disability Insurance(10)	14,265		—	19,020		1,593,922		—
Financial Planning	18,000		—	24,000		—		—
Car Allowance	—		—	—		—		—
Total:	6,863,517		—	7,197,593		6,856,891		7,262,969

(1)

Upon a Termination Without Cause, Mr. Pecaric is entitled to 1.5x Annualized Total Compensation (base salary and target annual bonus) as if all targets and objectives had been met, paid over the applicable severance period.

(2)

Upon Termination Without Cause after a Change in Control, Mr. Pecaric is entitled to 2x Annual Total Compensation if all targets and objectives had been met. Mr. Pecaric is also entitled to his pro-rated annual bonus for the year in which the termination after a Change in Control occurs, payable at the same time as and to the extent that all other annual bonuses are paid. This bonus is not reflected in this table as, assuming a termination date of December 31, 2021, Mr. Pecaric would have been entitled to this bonus pursuant to the terms of the AIP under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll of the Company as of December 31) which are the same terms generally available to all salaried employees who participate in the plan.

(3)	Mr. Pecaric is entitled to the same 50% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.
(4)

Pursuant to the terms of the Company’s AIP, Mr. Pecaric is entitled to his pro-rated annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid which are the same terms generally available to all salaried employees who participate in the plan. As Mr. Pecaric would have been entitled to his annual bonus on December 31 pursuant to the terms of the AIP, the bonus is not reflected in this table for a termination due to death or disability.

(5)

Assumes a price per share of $10.85 per the terms of the terms and conditions of the Merger Agreement for Resignation for Good Reason or Termination Without Cause after Change in Control, and $11.26 per share (as of December 31, 2021) for Resignation for Good Reason or Termination Without Cause, Disability or Death.

(6)

All unvested RSU awards held by Mr. Pecaric will immediately vest in the event of a Change in Control or upon disability or death, pursuant to the terms of the applicable award agreements.  Mr. Pecaric is also entitled to a pro rata portion of unvested RSUs upon a Termination without Cause.

(7)

Mr. Pecaric's unvested PSU awards will forfeit upon a Termination with Cause without a change in control.  His 2020 and 2021 unvested PSUs will be prorated if the termination occurs at least 12 months from the beginning of the performance period.  Under the terms of the Merger Agreement, each RRD PSU in respect of which the performance period has not expired as of the actual Effective Time will vest based on the attainment of the applicable performance metrics at the greater of target and actual level of performance, while each RRD PSU in respect of which the performance period has expired will vest based on actual performance.  Based on the foregoing, the Board of Directors determined that PSUs granted in 2020 (165,600 shares) will vest with a 150% performance factor and PSUs granted in 2021 (165,600 shares) will vest at 100%.  The amounts in the table reflect these vesting determinations.

(8)	Except as disclosed, Mr. Pecaric receives the same benefits that are generally available to all salaried employees upon death or disability.
(9)	Represents benefits payable under a supplemental life insurance policy maintained by the Company for the benefit of Mr. Pecaric in excess of the amount generally available to all salaried employees.
(10)

Represents benefits payable under a supplemental disability insurance policy maintained by the Company for the benefit of Mr. Pecaric in excess of the amount generally available to all salaried employees.

Mr. Ryan, the Company’s former President, RRD Marketing Solutions, received $1,485,000, representing 1.5x the sum of his base salary and target annual bonus if all targets and objectives had been met, paid over the applicable severance period in connection with the termination of his employment.  Mr. Ryan is also entitled to a pro-rated AIP payment of $234,538 in connection with his termination of employment, which is payable in 2022.  He is also entitled to the following continuing benefits and perquisites: (1) Post-Termination Health Care ($34,121), Supplemental Life Insurance ($10,493), Supplemental Disability Insurance ($14,561) ,and Financial Planning ($18,000). Mr. Ryan also received pro-rated vesting of his restricted stock units valued at $402,635 at the time of vesting.  Mr. Ryan’s performance stock units were pro-rated over their performance periods through his termination date but were not vested or paid in 2021.  Mr. Ryan’s PSUs (73,460 shares) will vest under the terms of the Merger Agreement with a 150% performance factor for a total payout of $1,195,562.

Mr. Sharp, the Company’s Executive Vice President and Chief Accounting Officer, would be entitled to the following:

	Termination Without Cause ($)		Termination With Cause ($)	Termination Without Cause after a Change in Control ($)		Disability ($)		Death ($)
Cash:
Base Salary	517,500	(1)	—	690,000	(2)	—	(3)	—
Bonus	258,750	(1)	—	345,000	(2)	—	(4)	—	(4)

Equity:(5)
Restricted Stock Units(6)	—		—	—		—		—
Performance Stock Units(7)	741,094		—	714,109		741,094		741,094

Benefits and Perquisites:(8)
Post-Termination Health Care	34,615		—	34,615		—		—
Supplemental Life Insurance(9)	—		—	—		—		—
Supplemental Disability Insurance(10)	—		—	—		1,502,587		—
Financial Planning	18,000		—	24,000		—		—
Car Allowance	—		—	—		—		—
Total:	1,569,959		—	1,807,724		2,243,681		741,094

(1)

Upon a Termination Without Cause, Mr. Sharp is entitled to 1.5x Annualized Total Compensation (base salary and target annual bonus) as if all targets and objectives had been met, paid over the applicable severance period.

(2)

Upon Termination Without Cause after a Change in Control, Mr. Sharp is entitled to 2x Annual Total Compensation if all targets and objectives had been met. Mr. Sharp is also entitled to her pro-rated annual bonus for the year in which the termination after a Change in Control occurs, payable at the same time as and to the extent that all other annual bonuses are paid. This bonus is not reflected in this table as, assuming a termination date of December 31, 2021, Mr. Sharp would have been entitled to this bonus pursuant to the terms of the AIP under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll of the Company as of December 31) which are the same terms generally available to all salaried employees who participate in the plan.

(3)	Mr. Sharp is entitled to the same 50% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.
(4)

Pursuant to the terms of the Company’s AIP, Mr. Sharp is entitled to his pro-rated annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid which are the same terms generally available to all salaried employees who participate in the plan. As Mr. Sharp would have been entitled to his annual bonus on December 31 pursuant to the terms of the AIP, the bonus is not reflected in this table for a termination due to death or disability.

(5)

Assumes a price per share of $10.85 per the terms of the terms and conditions of the Merger Agreement for Resignation for Good Reason or Termination Without Cause after Change in Control, and $11.26 per share (as of December 31, 2021) for Resignation for Good Reason or Termination Without Cause, Disability or Death.

(6)	Mr. Sharp does not have any outstanding RSUs.
(7)

Mr. Sharps's unvested PSU awards will forfeit upon a Termination with Cause without a change in control.  His 2020 and 2021 unvested PSUs will be prorated if the termination occurs at least 12 months from the beginning of the performance period.  Under the terms of the Merger Agreement, each RRD PSU in respect of which the performance period has not expired as of the actual Effective Time will vest based on the attainment of the applicable performance metrics at the greater of target and actual level of performance, while each RRD PSU in respect of which the performance period has expired will vest based on actual performance.  Based on the foregoing, the Board of Directors determined that PSUs granted in 2020 (12,129 shares) will vest with a 150% performance factor and PSUs granted in 2021 (47,623 shares) will vest at 100%.  The amounts in the table reflect these vesting determinations.

(8)	Except as disclosed, Mr. Ryan receives the same benefits that are generally available to all salaried employees upon death or disability.

(9)	Mr. Sharp was not enrolled in a supplemental life insurance policy maintained by the Company in 2021.
(10)	Mr. Sharp was not enrolled in a supplemental disability insurance policy maintained by the Company in 2021.

Ms. Steiner, the Company’s Executive Vice President and General Counsel, would be entitled to the following:

	Termination Without Cause ($)		Termination With Cause ($)	Termination Without Cause after a Change in Control ($)		Disability ($)		Death ($)
Cash:
Base Salary	772,500	(1)	—	1,030,000	(2)	—	(3)	—
Bonus	618,000	(1)	—	824,000	(2)	—	(4)	—	(4)

Equity:(5)
Restricted Stock Units(6)	—		—	—		—		—
Performance Stock Units(7)	1,437,773		—	1,385,420		1,437,773		1,437,773

Benefits and Perquisites:(8)
Post-Termination Health Care	23,624		—	23,624		—		—
Supplemental Life Insurance(9)	5,903		—	7,870		—		2,000,000
Supplemental Disability Insurance(10)	9,209		—	12,279		3,671,622		—
Financial Planning	18,000		—	24,000		—		—
Car Allowance	—		—	—		—		—
Total:	2,885,009		—	3,307,193		5,109,395		3,437,773
(1)

Upon a Termination Without Cause, Ms. Steiner is entitled to 1.5x Annualized Total Compensation (base salary and target annual bonus) as if all targets and objectives had been met, paid over the applicable severance period.

(2)

Upon Termination Without Cause after a Change in Control, Ms. Steiner is entitled to 2x Annual Total Compensation if all targets and objectives had been met. Ms. Steiner is also entitled to her pro-rated annual bonus for the year in which the termination after a Change in Control occurs, payable at the same time as and to the extent that all other annual bonuses are paid. This bonus is not reflected in this table as, assuming a termination date of December 31, 2021, Ms. Steiner would have been entitled to this bonus pursuant to the terms of the AIP under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll of the Company as of December 31) which are the same terms generally available to all salaried employees who participate in the plan.

(3)	Ms. Steiner is entitled to the same 50% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.
(4)

Pursuant to the terms of the Company’s AIP, Ms. Steiner is entitled to her pro-rated annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid which are the same terms generally available to all salaried employees who participate in the plan. As Ms. Steiner would have been entitled to her annual bonus on December 31 pursuant to the terms of the AIP, the bonus is not reflected in this table for a termination due to death or disability.

(5)

Assumes a price per share of $10.85 per the terms of the terms and conditions of the Merger Agreement for Resignation for Good Reason or Termination Without Cause after Change in Control, and $11.26 per share (as of December 31, 2021) for Resignation for Good Reason or Termination Without Cause, Disability or Death.

(6)	Ms. Steiner does not have any outstanding RSUs.
(7)

Ms. Steiner's unvested PSU awards will forfeit upon a Termination with Cause without a change in control.  Her 2020 and 2021 unvested PSUs will be prorated if the termination occurs at least 12 months from the beginning of the performance period.  Under the terms of the Merger Agreement, each RRD PSU in respect of which the performance period has not expired as of the actual Effective Time will vest based on the attainment of the applicable performance metrics at the greater of target and actual level of performance, while each RRD PSU in respect of which the performance period has expired will vest based on actual performance.  Based on the foregoing, the Board of Directors determined that PSUs granted in 2020 (44,487 shares)  will vest with a 150% performance factor and PSUs granted in 2021 (60,958 shares) will vest at 100%.  The amounts in the table reflect these vesting determinations.

(8)	Except as disclosed, Ms. Steiner receives the same benefits that are generally available to all salaried employees upon death or disability.
(9)	Represents benefits payable under a supplemental life insurance policy maintained by the Company for the benefit of Ms. Steiner in excess of the amount generally available to all salaried employees.
(10)

Represents benefits payable under a supplemental disability insurance policy maintained by the Company for the benefit of Ms. Steiner in excess of the amount generally available to all salaried employees.

Director Compensation

Pursuant to the Company’s director compensation program, each non-employee director receives an annual cash retainer of $105,000 and an annual equity retainer of RSUs with a fair market value of $140,000.  In addition, each director will also receive, as applicable, the following additional cash and equity retainers:

Cash:

•$25,000, for serving as the Chair of the Audit or HR Committees

•$20,000, for serving as Chair of the Corporate Responsibility & Governance Committee

•$75,000, for serving as Chair of the Board

Equity:

•$75,000, for serving as the Chair of the Board

Director RSUs cliff vest on the first anniversary of grant. In the event of termination of service on the Board prior to a vesting date, all RSUs will vest. Dividend equivalents on the awards are deferred (credited with interest quarterly at the same rate as five-year U.S. government bonds) and paid out in cash with the corresponding RSU.

Fair market value is defined as the closing price of the Company’s stock on the date of grant.

With the assistance of the its compensation consultant, the foregoing compensation program is reviewed annually by the Company’s HR Committee, taking into account the compensation and practices of the Company’s peer group.  Based on this review, no changes were made to the director compensation program in 2021 from the prior year.

The Board has established stock ownership guidelines for all non-employee directors. These guidelines are designed to encourage the Board to have a meaningful equity ownership in the Company, thereby linking their interests with those of our stockholders. Pursuant to the stock ownership guideline, which was updated at the Human Resources Committee meeting in July 2021, each non-employee director is expected to own and retain 5x their annual cash retainer in shares of capital stock or equivalents in the Company within five years from the annual meeting at which he or she is elected to the Board. For those non-employee directors who do not meet the guideline, it is expected that progress will be made towards the goal on an annual basis. The HR Committee monitors compliance with the guidelines and conducts a formal review on an annual basis.

2021 Non-Employee Director Compensation Table

Directors who are our employees receive no additional fee for service as a director. Non-employee directors receive compensation as described above.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	All Other Compensation ($)(2)(3)	Total ($)

Irene M. Esteves	130,000	140,000	4,527	274,527
Susan M. Gianinno	125,000	140,000	4,527	269,527
Timothy R. McLevish	130,000	140,000	4,527	274,527
Jamie Moldafsky	105,000	140,000	4,527	249,527
P. Cody Phipps(4)	105,000	140,000	8,926	253,926
John C. Pope	180,000	215,000	6,953	401,953
James Ray, Jr.(5)	128,877	171,836	—	300,713

(1)

In accordance with the director compensation plan effective October 1, 2016, amounts in this column include a cash annual retainer of $105,000 plus $25,000 for serving as the Chair of the Audit or HR Committees; $20,000 for serving as the Chair of the Corporate Responsibility & Governance Committee; and $75,000 for serving as the Chair of the Board.

(2)

The amounts shown in this column constitute restricted stock units granted under the Company’s 2017 PIP awarded as payment of non-employee director annual equity retainers and the equity award for serving as Chair of the Board or a Chair of committees calculated as set forth above. The grant date fair value with respect to the restricted stock units is determined in accordance with ASC Topic 718. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to ASC Topic 718.  The aggregate number of restricted stock units and phantom restricted stock units held by each non-employee director as of fiscal year end included: 106,588 for Ms. Esteves, 135,048 for Ms. Gianinno, 131,084 for Mr. McLevish, 111,068 for Ms. Moldafsky, 184,165 for Mr. Phipps, and 216,415 for Mr. Pope.

(3)	Includes interest accrued on dividend equivalents on restricted stock awards credited to each director’s account.

(4)   Mr. Phipps resigned from the Board effective July 28, 2021.

(5)   Mr. Ray was appointed to the Board effective February 26, 2021, as such, his total retainer and stock award grant includes the standard annual amount plus a proration of compensation prior to his election by shareholders at the 2021 annual meeting of shareholders.

CEO Pay Ratio Disclosure

In accordance with Item 402(u) of Regulation S-K, public companies are required to disclose the ratio of the median annual total compensation of all employees other than the CEO to the annual total compensation of the CEO. In accordance with this rule, we are providing the following information about the relationship of the median annual total compensation of our employees and the annual total compensation of Daniel L. Knotts, our CEO.

For the fiscal year ended December 31, 2021, the annual total compensation of our previously identified median employee was $27,981 and the annual total compensation of Mr. Knotts as set forth in the summary compensation table in this Form 10-K/A was $9,146,449. Based on this information, the ratio of the annual total compensation of Mr. Knotts to the median of the annual total compensation of all employees was estimated to be 327 to 1. This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on payroll and employment records and the methodologies described below. Annual total compensation was calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.  With respect to the CEO, we used the amount reported as total compensation in the summary compensation table included in this Form 10-K/A.

To identify our median employee we pulled annual base salary and hourly wages (including overtime) for approximately 31,700 employees as of December 31, 2020, excluding the employees described below. No cost-of-living adjustment was applied and we used an exchange rate based on the monthly average for December 2020 to convert salaries and wages to comparable US dollar amounts.

In accordance with SEC rules and interpretations, for purposes of this calculation, we excluded 1,653 employees from the following countries based on the small number of employees in each such country:  Barbados (112 employees), Chile (27 employees), Costa Rica (14 employees), Czech Republic (298 employees), Grenada (6 employees), Guatemala (12 employees), Honduras (35 employees), Hungary (391 employees), Philippines (367 employees), Saint Lucia (7 employees), Sri Lanka (364 employees) and Trinidad and Tobago (20 employees).

This process resulted in a representative employee selected in accordance with SEC guidance. Our resulting median employee is located in Asia. As of December 31, 2021, there has been no change in the Company’s employee population or employee compensation arrangements that the Company believes would significantly impact the pay ratio disclosure.

The SEC’s rules for identifying our median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions to reflect the employee population and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio determined above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

APPENDIX A  - RECONCILIATION OF NON-GAAP FINANCIAL MEASURE

Reconciliation of GAAP to Non-GAAP Income from Operations

For the Twelve Months Ended December 31, 2019

(UNAUDITED)

(in millions)

For the Twelve Months Ended December 31, 2021

GAAP basis measure	$ 163.5
Non-GAAP adjustments:
Restructuring, impairment and other charges-net(1)	33.3
Merger-related expenses (2)	40.8
All other(3)	18.7
Total Non-GAAP adjustments	92.8
Non-GAAP measure	256.3
(1)

Restructuring, impairment and other charges-net: includes $21.9 million in other restructuring charges, primarily lease terminations and environmental costs. It also includes $10.7 million for multi-employer pension plan charges, primarily related to the final liability apportionment of the LSC MEPP between RRD and Donnelley Financial, and $8.4 million for employee termination costs, partially offset by net gains on the sale of restructured facilities.

(2)

Merger-related expenses: includes $17.9 million of GAAP-only incentive compensation, a $12 million break fee paid to Atlas Holdings and other professional fees incurred in connection with the planned merger with Chatham.

(3)	All other: Primarily includes expenses related to the ongoing SEC and DOJ investigations and costs related to the investigation by Brazil regulators.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the ownership of RRD Common Stock as of January 31, 2022 by the persons or groups of stockholders that are known to us to be the beneficial owners of more than 5% of the shares of RRD Common Stock as of January 31, 2022 (using the number of shares outstanding on that date for calculating the percentage). The information regarding beneficial owners of more than 5% of RRD Common Stock is based solely on public filings made by such owners with the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Chatham Asset Management, LLC(1)	10,927,100(2)	14.53%
BlackRock Inc.(3)	5,176,405(4)	6.88%
Barclays PLC(5)	5,084,781(6)	6.76%
HG Vora Capital Management, LLC(7)	5,000,000(8)	6.65%

(1)

In the jointly-filed Schedule 13D, as amended (most recently prior to December 16, 2021 by Amendment No. 7 filed with the SEC on December 15, 2021), of CAM, Chatham Asset High Yield Master Fund, Ltd. and Anthony Melchiorre (the “Chatham 13D”), CAM lists its principal business address as 26 Main Street, Suite 204, Chatham, New Jersey 07928.

(2)

Represents shares of RRD Common Stock beneficially owned as of December 15, 2021, based on the Chatham 13D. The Chatham 13D discloses that CAM has shared investment and voting authority over 10,927,100 shares, that Chatham Asset High Yield Master Fund, Ltd. beneficially owns 4,538,973 shares over which it has shared investment and voting authority and that Mr. Melchiorre beneficially owns 10,927,100 shares over which he has shared investment and voting authority.

(3)	In the Schedule 13D filed by BlackRock Inc. on February 4, 2022 (the “BlackRock 13D”), BlackRock Inc. lists its principal business address as 55 East 52nd Street, New York, New York 10055.
(4)

Represents shares of RRD Common Stock beneficially owned as of December 31, 2021, based on the BlackRock 13D. In the BlackRock 13D, BlackRock Inc. indicates that it has sole investment authority over 5,176,405 shares and sole voting authority over 4,963,941 shares.

(5)	In the Schedule 13G/A filed by Barclays PLC on February 11, 2022 (the “Barclays 13G”), Barclays PLC lists its principal business address as 1 Churchill Place, London, E14 5HP, England.
(6)

Represents shares of RRD Common Stock beneficially owned as of December 31, 2021, based on the Barclays 13G. In the Barclays 13G, Barclays PLC indicates that it has sole investment and voting authority over 5,084,781 shares and sole voting authority over 4,963,941 shares.

(7)

In the Form 13F filed by HG Vora Capital Management, LLC on November 15, 2021 (the “HG Vora Capital Management 13F”), HG Vora Capital Management, LLC lists its principal address as 330 Madison Avenue, 20th Floor, New York, New York 10017.

(8)

Represents shares of RRD Common Stock beneficially owned as of September 30, 2021, based on the HG Vora Capital Management 13F. In the HG Vora Capital Management 13F, HG Vora Capital Management, LLC indicates that it has sole investment and voting authority over 5,000,000 shares.

The following table sets forth the total number of shares of RRD Common Stock beneficially owned and the percentage of the outstanding shares of RRD Common Stock so owned as of January 31, 2022 by:

•	each director;
•	each named executive officer; and
•	all directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Shares of RRD Common Stock	Restricted Stock Units(1)	Stock Options Exercisable on or Prior to April 1, 2022	Total	Percent of Class
Directors and Named Executive Officers
John C. Pope	216,415	—	—	216,415	*
Irene M. Esteves	106,588	—	—	106,588	*
Susan M. Gianinno	135,048	—	—	135,048	*
Timothy R. McLevish	131,084	—	—	131,084	*
Jamie Moldafsky	111,068	—	—	111,068	*
James Ray, Jr	—	—	—	—	*
Daniel L. Knotts	2,655,009	—	14,500	2,669,509	3.55%
Terry D. Peterson	642,223	—	—	642,223	*
John P. Pecaric	298,384	—	—	298,384	*
Douglas D. Ryan(2)	55,223	—	—	55,223	*
Michael J. Sharp	25,337	—	—	25,337	*
Deborah L. Steiner	274,549	—	—	274,549	*
All Directors and Executive Officers as a Group (13 Persons)	4,659,692	—	15,500	4,674,192	6.21%

*Less than 1%.

(1)

Includes only executive officer restricted stock units that have vested or are scheduled to vest on or prior to April 1, 2022. Does not include outside director restricted stock units. Outside director restricted stock units are payable in shares of RRD Common Stock or cash, as determined by RRD, upon the applicable director’s termination from the Board and thus do not confer any right to ownership of the underlying shares.

(2)	Mr. Ryan terminated employment with RRD effective June 1, 2021.

Except as otherwise indicated above, each of the persons named in each of the above tables has sole voting and investment power with respect to all RRD Common Stock beneficially owned set forth opposite their name.

Change in Control

As previously disclosed, on December 17, 2021, the Company entered into the Merger Agreement, by and among the Company, Parent, and Acquisition Sub, providing for the merger of Acquisition Sub with and into the Company pursuant to the DGCL, upon the terms and subject to the conditions set forth in the Merger Agreement, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Acquisition Sub are affiliates of CAM.

As a result of the Merger, each share of Common Stock, par value $0.01 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than Company Common Stock (i) held by the Company (including shares held as treasury shares) or any of its subsidiaries or Parent, Acquisition Sub or any of their wholly owned subsidiaries (including the shares contributed to Parent by certain affiliates of CAM in accordance with the capital commitment letter entered into in connection with the Merger Agreement (as described below)), and (ii) held by stockholders who have properly exercised appraisal rights pursuant to Delaware law) shall be converted into the right to receive $10.85 per share in cash, without interest (the “Merger Consideration”).  On February 23, 2022, at a special meeting of stockholders, the Company’s stockholders approved the Merger and the Merger is expected to close on February 25, 2022.

Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time:

•

each Company stock option (“Company Option”) (whether or not vested) that is outstanding immediately prior to the Effective Time will automatically vest (if unvested) and be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the excess, if any, of (A) the Merger Consideration over (B) the per-share exercise price for such Company Option multiplied by (ii) the total number of shares of Company Common Stock underlying such Company Option, provided that if the exercise price per share of Company Common Stock of such Company Option is equal to or greater than the Merger Consideration, such Company Option will be cancelled without any cash payment or other consideration being made in respect thereof;

•

each Company time-based restricted stock unit (“Company RSU”) that is outstanding immediately prior to the Effective Time will automatically vest (if unvested) and be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the total number of shares of Company Common Stock underlying such Company RSU multiplied by (ii) the Merger Consideration, provided that any Company RSUs granted between the date of the Merger Agreement and the Effective Time (the “Interim Period”) will vest on a pro-rata basis based on the number of days in the award period preceding the closing of the Merger, and any such Company RSUs that do not so vest will be forfeited for no consideration;

•

each Company time-based phantom restricted stock unit (“Company Phantom RSU”) award that is outstanding immediately prior to the Effective Time will automatically vest (if unvested) and be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the number of Company Phantom RSUs underlying the award multiplied by (ii) the Merger Consideration, provided that any Company Phantom RSUs granted during the Interim Period will vest on a pro-rated basis based on the number of days in the award period preceding the closing of the Merger, and any such Company Phantom RSUs that do not so vest will be forfeited for no consideration; and

•

each Company performance stock unit or phantom performance stock unit (“Company PSU”) that is outstanding immediately prior to the Effective Time will automatically be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the number of shares of Company Common Stock underlying such Company PSU attributable to the percentage of the Company PSUs that vest as of immediately prior to the Effective Time (with vesting determined based on the attainment of the applicable performance metrics at the greater of target and actual level of performance for any awards in respect of which the performance period has not expired as of the Effective Time and based on actual level of performance for any awards in respect of which the performance period has expired prior to the Effective Time, in each case, as determined in good faith consistent with past practice by the Board or a committee thereof) multiplied by (ii) the Merger Consideration, provided that any Company PSUs granted during the Interim Period will vest on a pro-rated basis based on the number of days in the award period preceding the closing of the Merger (with vesting based on target-level performance), and any such Company PSUs that do not so vest will be forfeited for no consideration.

If the Merger is consummated, the Company Common Stock will be delisted from the New York Stock Exchange on the closing date and deregistered under the Securities Exchange Act of 1934 as promptly as practicable after the Effective Time.

The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on December 17, 2021, and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (in thousands) (3)
Equity compensation plans approved by security holders (a)(c)	756.0	$21.47	7,444.8

(a)

Includes 493,532 shares issuable upon the vesting of restricted stock units, 177,058 shares issuable upon the vesting of performance stock units, and 85,411 shares issuable upon the exercise of stock options.

(b)Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.

(c)

All of these shares are available for issuance under the 2017 Performance Incentive Plan. The 2012 Performance Incentive Plan (the “2012 PIP”), which was frozen effective May 18, 2017, allowed grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that could have been granted under the 2012 PIP with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, was 10,000,000 in the aggregate, or 3,333,333 adjusted for the reverse stock split. The 2017 Performance Incentive Plan (the “2017 PIP”) allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted under the 2017 PIP with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 15,050,000 in the aggregate, of which 7,444,833 remained available for issuance as of December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding director independence is incorporated herein by reference from the material under the headings “The Board’s Committees and Their Functions” and “Independence of Directors” under Item 10 of this Form 10-K/A.

Certain Transactions

The Company has a written policy relating to approval or ratification of all transactions involving an amount in excess of $120,000 in which the Company is a participant and in which a related person has or will have a direct or indirect material interest, including without limitation any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships, subject to certain enumerated exclusions. Under the policy, such related person transactions must be approved or ratified by (i) the Corporate Responsibility & Governance Committee or (ii) if the Corporate Responsibility & Governance Committee determines that the approval or ratification of such transaction should be considered by all of the disinterested members of the Board, such disinterested members of the Board by a majority vote. Related persons include any of our directors or certain executive officers, certain of our stockholders and their immediate family members.

In considering whether to approve or ratify any related person transaction, the Corporate Responsibility & Governance Committee or such disinterested directors, as applicable, may consider all factors that they deem relevant to the transaction, including, but not limited to, the size of the transaction and the amount payable to or receivable from a related person, the nature of the interest of the related person in the transaction, whether the transaction may involve a conflict of interest, and whether the transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unaffiliated third parties.

To identify related person transactions, at least once a year all directors and executive officers of the Company are required to complete questionnaires seeking, among other things, disclosure with respect to such transactions of which such director or executive officer may be aware. In addition, each executive officer of the Company is required to advise the Chair of the Corporate Responsibility & Governance Committee of any related person transaction of which he or she becomes aware.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pre-Approval Policy

The Audit Committee has policies and procedures that require the approval by the Audit Committee of all services performed by, and as necessary, fees paid to the Company’s independent registered public accounting firm. The Audit Committee approves the proposed services, including the scope of services contemplated and the related fees, associated with the current year audit. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee. The Audit Committee pre-approves, up to an aggregate dollar amount and individual dollar amount per engagement, certain permitted non-audit services anticipated to be provided by the Company’s independent registered public accounting firm. In the event permitted non-audit service amounts exceed the thresholds established under the pre-approval policy, the Audit Committee must specifically approve such excess amounts. The Audit Committee Chair has the authority to approve any services outside the specific pre-approved non-audit services and must report any such approval at the next meeting of the Audit Committee.

Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted below were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described above.

Type of Fee	Fiscal 2021	Fiscal 2020

Audit Fees	$4,196,000	$4,402,000
Audit-Related Fees	$196,000	$715,000
Tax Fees	$182,000	$33,000
All Other Fees	$—	$150,000
Total	$4,574,000	$5,300,000

Audit Fees—Deloitte & Touche LLP (Deloitte) was the Company’s independent registered public accounting firm for the years ended December 31, 2021 and 2020. Audit Fees primarily include the audit of the Company’s annual financial statements included in the Company’s Forms 10-K and the review of the Company’s quarterly financial statements included in the Company’s Forms 10-Q, and statutory audits of certain of the Company’s international subsidiaries. Lastly, Audit Fees include fees for issuance of comfort letters, consents, and AT101 attestation reports over IT controls during 2021 and 2020.

Audit-Related Fees—Total fees paid to Deloitte for audit-related services rendered during 2021 and 2020 were $196,000 and $715,000, respectively. Audit-related fees paid to Deloitte in 2021 include fees associated with due diligence services and audits of certain of the Company’s employee benefit plans.

Tax Fees—Total fees paid to Deloitte for tax services rendered during 2021 and 2020 were $182,000 and $33,000, respectively, primarily related to acquisition advisory tax services and international tax compliance.

All Other Fees— All other fees paid to Deloitte in 2020 related to fees associated with an operations-related consulting engagement at one of the Company's international locations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)Exhibits

The exhibits listed in the Exhibit Index on the following page are filed or incorporated by reference as part of this Form 10-K/A.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

31.3	Certification by Daniel L. Knotts, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.4	Certification by Terry D. Peterson, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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